Form 10QSB
period 2005-06-30
Madison Explorations Inc.
filed 2005-08-18
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-51302


                           MADISON EXPLORATIONS, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     525 Seymour Street, Suite 807
         Vancouver, BC, Canada                                         V6B 3H7
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (604) 974-0568
                      Issuer's fax number: (604) 974-0569


                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At June 30, 2005, and as of the date hereof, there were outstanding 115,320,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS












                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                                  JUNE 30, 2005
                                DECEMBER 31, 2004

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-1

   Consolidated Statements of Operations                                     F-2

   Consolidated Statements of Stockholders' Equity                           F-3

   Consolidated Statements of Cash Flows                                     F-4

   Notes to Consolidated Financial Statements                              F-5-8
________________________________________________________________________________


                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                         June 30,       December 31,
                                                             2005               2004
                                                        _________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                               $  19,345         $  30,841
                                                        _________         _________

            Total current assets                        $  19,345         $  30,841
                                                        _________         _________


                   Total assets                         $  19,345         $  30,841
                                                        =========         =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities           $     876         $   5,927
     Deferred revenue                                      44,000            44,000
     Due to affiliates                                     25,000
     Officers loans and advances                           25,873            26,654
                                                        _________         _________

            Total current liabilities                   $  95,749         $  76,581
                                                        _________         _________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 500,000,000 shares;
        issued and outstanding:
        115,320,000 shares at June 30, 2005
        and December 31, 2004                           $ 115,320        $  115,320
     Additional Paid In Capital                          (109,398)         (109,398)
     Accumulated other comprehensive income                (1,894)           (2,554)
     Accumulated deficit during development stage         (80,432)          (49,108)
                                                        _________         _________

            Total stockholders' equity (deficit)        $ (76,404)        $ (45,740)
                                                        _________         _________

                   Total liabilities and
                   stockholders' equity (deficit)       $  19,345         $  30,841
                                                        =========         =========


          See Accompanying Consolidated Notes to Financial Statements.




                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                  June 15, 1998
                                            Three months ended                       Six months ended            (inception) to
                                     _________________________________       _______________________________     (inception) to
                                     June 30, 2005       June 30, 2004       June 30, 2005     June 30, 2004      June 30, 2005
                                     _____________       _____________       ____________      _____________     ______________

Revenues                             $         -         $         -        $         -        $         -          $         -

Cost of revenue                                -                   -                  -                  -                    -
                                     ___________         ___________        ___________        ___________          ___________

           Gross profit              $         -         $         -        $         -        $         -          $         -

Operating expenses
   Exploration and development       $     1,051         $         -        $    21,930        $         -          $    50,745
   General and administrative              3,537               7,123              8,491              7,123               27,871
                                     ___________         ___________        ___________        ___________          ___________
           Operating (loss)          $    (4,588)        $    (7,123)       $   (30,421)       $    (7,123)         $   (78,616)

Other expense                                451                   -                903                  -                1,816
                                     ___________         ___________        ___________        ___________          ___________

   Net loss                          $    (5,039)        $    (7,123)       $   (31,324)       $    (7,123)         $   (80,432)
                                     ===========         ===========        ===========        ===========          ===========


   Net loss per share, basic
   and diluted                       $     (0.00)        $     (0.00)       $     (0.00)       $     (0.00)
                                     ===========         ===========        ===========        ===========

   Average number of shares
   of common stock outstanding       115,320,000          74,425,385        115,320,000         65,337,692
                                     ===========         ===========        ===========        ===========


          See Accompanying Consolidated Notes to Financial Statements.



                           DOMAIN REGISTRATION, CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                       (Deficit)       Accumulated
                                              Common Stock            Additional        During            Other
                                      __________________________       Paid-In        Development     Comprehensive
                                         Shares          Amount        Capital           Stage           Income           Total
                                      ___________       ________      _________       __________      _____________     __________

June 15, 1998, issue common stock      56,250,000       $ 56,250      $ (55,800)       $       -        $       -       $      450
Net loss, December 31, 1999
                                      ___________       ________      _________        _________        _________       __________

Balance, December 31, 1999             56,250,000       $ 56,250      $ (55,800)       $       -        $       -       $      450
Net loss, December 31, 2000
                                      ___________       ________      _________        _________        _________       __________

Balance, December 31, 2000             56,250,000       $ 56,250      $ (55,800)       $       -        $       -       $      450
Net loss, December 31, 2001
                                      ___________       ________      _________        _________        _________       __________

Balance, December 31, 2001             56,250,000       $ 56,250      $ (55,800)       $       -        $       -       $      450
Net loss, December 31, 2002
                                      ___________       ________      _________        _________        _________       __________

Balance, December 31, 2002             56,250,000       $ 56,250      $ (55,800)       $       -        $       -       $      450
Net loss, December 31, 2003
                                      ___________       ________      _________        _________        _________       __________

Balance, December 31, 2003             56,250,000       $ 56,250      $ (55,800)       $       -        $       -       $      450

Issuance of common stock               59,070,000         59,070        (58,598)                                               472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                      5,000                                              5,000
Foreign currency translation
   adjustments                                                                                             (2,554)          (2,554)
Net loss December 31, 2004                                                               (49,108)                          (49,108)
                                      ___________       ________      _________        _________        _________       __________

Balance, December 31, 2004            115,320,000       $115,320      $(109,398)       $ (49,108)       $  (2,554)      $  (45,740)

Foreign currency translation
   adjustments                                                                                                660              660
Net loss six month period
   ended June 30, 2005                                                                   (31,324)                          (31,324)
                                      ___________       ________      _________        _________        _________       __________

Balance, June 30, 2005                115,320,000       $115,320      $(109,398)       $ (80,432)       $  (1,894)      $  (76,404)
                                      ===========       ========      =========        =========        =========       ==========


          See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Dec. 3, 1998
                                                                                      (inception) to
                                                     June 30,           June 30,            June 30,
                                                         2005               2004                2005
                                                     ________          _________       _____________

Cash Flows From
Operating Activities
    Net loss                                         $(31,324)         $  (7,123)        $ (80,432)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
       (Increase) in advances to consultant                 -             (3,748)                -
       Increase (decrease) in accounts payable
          and accruals                                 (5,051)               403               876
Increase in deferred revenue                                -                  -            44,000
                                                     ________          _________         _________

         Net cash used in
            operating activities                     $(36,375)         $ (10,468)        $ (35,556)
                                                     ________          _________         _________

Cash Flows From
Investing Activities
    Net cash provided used in
       investing activities                          $      -          $       -         $       -
                                                     ________          _________         _________

Cash Flows From
Financing Activities
    Issuance of common stock                         $      -          $     472         $     922
    Capital contribution                                    -              5,000             5,000
    Officer loans and advances                           (781)            24,326            25,873
    Loan from affiliate                                25,000                  -            25,000
                                                     ________          _________         _________
         Net cash provided by
            financing activities                     $ 24,219          $  29,798         $  56,795
                                                     ________          _________         _________

Effect of exchange rate changes on cash and
    cash equivalents                                 $    660          $       -         $  (1,894)

         Net increase (decrease)
            in cash                                  $(11,496)         $  19,330         $  19,345

Cash, beginning of period                              30,841                450                 -
                                                     ________          _________         _________
Cash, end of period                                  $ 19,345          $  19,780         $  19,345
                                                     ========          =========         =========


          See Accompanying Consolidated Notes to Financial Statements.


                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-SB of Madison Explorations, Inc. for the year ended December 31, 2004. When used in these notes, the terms "Company," "we," "us" or "our" mean Madison Explorations, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that the Company will still need additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2006 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern

MINING COSTS

Exploration and evaluation costs are expensed as incurred. Management's decision to develop or mine a property will be based on an assessment of the viability of the property and the availability of financing. The Company will capitalize mining exploration and other related costs attributable to reserves in the event that a definitive feasibility study establishes proven and probable reserves. Capitalized mining costs will be expensed using the unit of production method and will also be subject to an impairment assessment.

NOTE 3.  ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 3.  ACCOUNTING PRONOUNCEMENTS (CONTINUED)


for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.


NOTE 4.  STOCKHOLDERS' EQUITY

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

The Company has no warrants or options outstanding at June 30, 2005 and December 31, 2004.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 3.  RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $1,091 in Canadian funds at June 30, 2005 and December 31, 2004, respectively.

For the year ended December 31, 2004, $643 in interest was accrued on the notes payable. As of June 30, 2005, the officer advances in USD was $25,873.

A Company affiliated through common ownership advanced funds of $25,000 for working capital. The advance is non-interest bearing, due on demand.


NOTE 4.  COMPREHENSIVE INCOME


Accumulated other comprehensive income consists of the following:

                                                 June 30, 2005     Dec. 31, 2004
                                                 _____________     _____________

     Foreign currency translation adjustment       $ (1,894)         $ (2,554)
                                                   ========          ========

The components of other comprehensive income for the six-month period ended June 30, 2005 and the year ended December 31, 2004:


                                                 June 30, 2005     Dec. 31, 2004     Inception to date
                                                 _____________     _____________     _________________

     Foreign currency translation adjustment       $    660          $ (2,554)            $(1,894)
                                                   ========          ========             =======


NOTE 5.  INCOME TAXES

We did not provide any current or deferred Canadian federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this Form 10QSB.

Generally.

Madison Explorations, Inc. (sometimes the "Company") was incorporated on July 15, 1998 under the laws of the State of Nevada to engage in any lawful corporate activity.

We are currently engaged in the business of diamond exploration in Southern Saskatchewan, Canada. Southern Saskatchewan has been explored for diamonds since at least 1963 by other exploration companies with limited success. Other than conducting some initial exploration work on our "Scout Lake" property in 2004 & 2005 and selling a 20% interest in our "Bulls Eye" property, we have conducted no operations to date and we do not expect to receive any revenues for at least two years. During these two years, we plan to concentrate our efforts on exploration and data gathering. Because the Company is an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

At the present time, we do not hold any interest in a mineral property that is in production. The Company's viability and potential success lie in our ability to develop, exploit and generate revenue from our interests. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant financial risks over a long period of time which even a combination of careful evaluations, experience and knowledge may not eliminate. It is impossible to ensure that our current or proposed exploration programs on the exploration claims will be profitable or successful. The inability of the Company to locate a viable diamond deposit on the properties will have a material adverse effect on its operations and could result in a total loss of its business.

As of the date hereof, we are deemed to be and can be defined as a "shell" company, a registrant, other than an asset backed-issuer, that has no or nominal operations, and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Financial Condition.

Our auditor's going concern opinion of December 31, 2004 and our notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $49,108 and a loss from inception through June 30, 2005 of $80,432. This is an increase for the six months ended June 30, 2005 of $31,324.

We currently have cash of $19,345 that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations.

Liquidity and Operational Results.

We have had no revenues from December 31, 2004 to June 30, 2005.

We have limited assets and liquidity. As of December 31, 2004, we had cash of approximately $30,841. As of June 30, 2005, we had cash of approximately $19,345.

As of December 31, 2004, we had total liabilities of $76,581 and we had a negative net worth of $45,740. As of June 30, 2005, we had total liabilities of $95,749 and we had a negative net worth of $76,404. Our accounts payable as of December 31, 2004 were $5,927 and as of June 30, 2005 were $876.

Our loss from inception through December 31, 2004 was $49,108 and our loss from inception through June 30, 2005 was $80,432 or an increase for the six months then ended of $31,324.

During the fiscal year ending December 31, 2004, we incurred expenses of $49,108. As of June 30, 2005, our total losses for the period ending June 30, 2005 were $31,324.

We had officer's advances of $26,654 from inception to December 31, 2004 and of $25,873 to June 30, 2005. This is a decrease of $781.

We are dependent upon our officers to meet any de minimis costs that we may incur. Kevin M. Stunder and Joel Haskins, officers and directors of the Company, have agreed to provide the necessary funds, for us to comply with the 1934 Act; provided that he is an officer and director of the Company when the obligation is incurred. We currently owe Kevin Stunder and Joel Haskins the sum of $12,936 each.

Plan of Operation.

We were incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and we intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. We were unable to implement our business and remained inactive from 1998 until 2004. We commenced operations under our current name, Madison Explorations Inc., in April of 2004. After implementing our current plan of operation, we have relied on advances and contributions of capital of approximately $53,925 from our stockholders, and proceeds of approximately $44,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye) to support its limited operations. As of December 31, 2004, we had approximately $30,841 of cash. We will need additional equity or debt financing of up to $2,000,000 that we plan to use for the second phase of its exploration program to commence in 2005 or 2006.

"Shell" Final Rules.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July 21, 2005 and are effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that becomes effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules and rule amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report an event that causes it to cease being a shell company. The shell company will be required to file financial statements within four days about the transaction. Where an operating company acquires a shell company and the operating company survives the transaction, the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

ITEM 5.  OTHER INFORMATION.

Board Meeting.

Our board held one meeting during the current quarter, which was a special meeting by written consent.

Audit Committee.

Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Our board of directors consistent with our intent to enhance the reliability and credibility of our financial statements, have submitted the financial statements included in this Form 10-QSB to our independent auditor prior to the filing of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

         31.1 Certification of Chief Financial Officer.

         31.2 Certification of Chief Executive Officer.

         32.1 Section 906 Certification.

         32.2 Section 906 Certification.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 16, 2005                   MADISON EXPLORATION, INC.


                                           By: /s/ KEVIN M. STUNDER
                                               _________________________________
                                                   Kevin M. Stunder
                                                   President and Director



                                           By: /s/ JOEL HASKINS
                                               _________________________________
                                                   Joel Haskins
                                                   Treasurer and Director