Form 10QSB
period 2005-09-30
Madison Explorations Inc.
filed 2005-11-21
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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


                       Issuer's fax number: (604) 974-0569


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


At September 30, 2005, and as of the date hereof, there were outstanding 115,320,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS






                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

                               SEPTEMBER 30, 2005
                                DECEMBER 31, 2004

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             MANAGEMENT CERFICATION


The financial statements attached are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The financial statements have not been audited. The Company's Treasurer certifies that the statements and the notes thereto, present fairly, in all material respects, the financial position of the issuer and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States, consistently applied.





Joel Haskins
Madison Explorations Inc.
Treasurer

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS









FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-1

   Consolidated Statements of Operations                                     F-2

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-3

   Consolidated Statements of Cash Flows                                     F-4

   Notes to Consolidated Financial Statements                          F-5 - F-8
--------------------------------------------------------------------------------

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                 September 30,      December 31,
                                                                                                          2005              2004
                                                                                                 -------------     -------------


                                                           ASSETS

          CURRENT ASSETS
               Cash                                                                              $      65,911       $    30,841
                                                                                                 -------------       -----------
                      Total current assets                                                       $      65,911       $    30,841
                                                                                                 -------------       -----------

                             Total assets                                                        $      65,911       $    30,841
                                                                                                 =============       ===========


                                           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          CURRENT LIABILITIES
               Accounts payable and accrued liabilities                                          $         994       $     5,927
               Deferred revenue                                                                         94,000            44,000
               Due to affiliates                                                                        25,000                 -
               Officers loans and advances                                                              27,621            26,654
                                                                                                 -------------     -------------

                      Total current liabilities                                                  $     147,615       $    76,581
                                                                                                 -------------       -----------


          STOCKHOLDERS' (DEFICIT)
               Common stock: $.001 par value;
                  authorized 500,000,000 shares;
                  issued and outstanding:  115,320,000 shares
                  at December 31, 2004 and 115,320,000
                  shares at September 30, 2005                                                   $     115,320       $   115,320
               Additional paid-in capital                                                             (109,398)         (109,398)
               Accumulated other comprehensive income                                                   (2,935)           (2,554)
               Accumulated deficit during development stage                                            (84,691)          (49,108)
                                                                                                 --------------      -----------

                      Total stockholders' (deficit)                                              $     (81,704)      $   (45,740)
                                                                                                 --------------      -----------
                             Total liabilities and
                             stockholders' (deficit)                                             $      65,911       $    30,841
                                                                                                 ==============      ===========



         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                                  June 15, 1998
                                                    Three months ended               Nine months ended            (inception) to
                                             September 30,    September 30,     September 30,    September 30,     September 30,
                                                2004             2005             2004              2005              2005
                                            --------------    -------------     ------------     -------------    -------------


       Revenues                             $            -    $           -     $          -     $           -     $          -

       Cost of revenue                                   -                -                -                 -                -
                                            --------------    -------------     ------------     -------------     ------------
                  Gross profit              $            -    $           -     $          -     $           -     $          -
       Operating expenses
          Exploration and development       $          296    $      27,094     $     22,226     $      27,094     $     51,041
          General and administrative                 3,627            3,087           12,118            10,210           31,498
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)                  (3,923)         (30,181)    $    (34,344)          (37,304)    $    (82,539)

       Other expense                                   336              483            1,239               483            2,152
                                            --------------    -------------     ------------     -------------     ------------

          Net loss                          $       (4,259)   $     (30,664)    $    (35,583)    $     (37,787)    $    (84,691)
                                            ===============   ==============    =============    ==============    ============



          Net loss per share, basic
          and diluted                       $       (0.00)     $     (0.00)        $  (0.00)      $     (0.00)
                                            ==============    =============        =========     =============


          Average number of shares
          of common stock outstanding          115,320,000      115,320,000      115,320,000        82,120,073
                                            ==============    =============     ============     =============


         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                          Accumulated
                                                                                             Deficit      Accumulated
                                                                           Additional        During          Other
                                                   Common Stock              Paid in      Development     Comprehensive
                                            ---------------------------
                                                Shares         Amount        Capital           Stage      Income           Total
                                            -----------     -----------    -----------    ------------    -------------   --------


          June 15, 1998, issue
            common stock                     56,250,000     $    56,250    $   (55,800)   $         -     $         -    $     450
          Net loss, December 31, 1999
                                            -----------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 1999         56,250,000     $    56,250    $   (55,800)             -     $         -    $     450

          Net loss, December 31, 2000
                                            -----------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2000         56,250,000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2001
                                            -----------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2001        56.250.000      $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2002
                                            -----------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2002        56.250.000      $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2003
                                            -----------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2003        56.250.000      $    56,250    $   (55,800)   $         -     $         -    $     450

          Issuance of common stock          59,070,000           59,070        (58,598)                                        472

          June 14, 2004 forward stock split
             5000:1
          Capital contribution                                                   5,000                                       5,000
          Foreign currency translation
             adjustments                                                                                       (2,554)      (2,554)
          Net loss, December 31, 2004                                                         (49,108)                     (49,108)
                                            -----------     -----------    ----------     ------------    -----------    ----------
          Balance, December 31, 2004        115,320,000     $   115,320    $  (109,398)   $   (49,108)    $    (2,554)   $ (45,740)

          Foreign currency translation
             adjustments                                                                                         (381)        (381)
          Net loss, nine month period
             ended September 30, 2005                                                         (35,583)                     (35,583)
                                            -----------     -----------    -----------    ------------    -----------    ----------

          Balance, September 30, 2005       115,320,000     $   115,320    $  (109,398)   $   (84,691)    $    (2,935)   $ (81,704)
                                            ===========     ===========    ============   ============     ===========   ==========


         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                   Dec. 3, 1998
                                                                                      Nine months ended           (inception) to
                                                                                September 30,    September 30,     September 30,
                                                                                        2005              2004             2005
                                                                                ------------     -------------     ------------

         Cash Flows From
         Operating Activities
             Net loss                                                           $    (35,583)    $     (37,787)    $    (84,691)
             Adjustments to reconcile net loss
             to cash used in operating activities:
             Changes in assets and liabilities
             (Increase) in advances to consultant                                          -                                  -
             Increase (decrease) in accounts payable and accruals                     (4,933)            5,327              994
         Increase in deferred revenue                                                 50,000            44,000           94,000
                                                                                ------------     -------------     ------------

                  Net cash used in
                     operating activities                                       $      9,484     $      11,540           10,303
                                                                                ------------     -------------     ------------

         Cash Flows From
         Investing Activities
                  Net cash provided used in
                     investing activities                                       $          -     $           -                -
                                                                                ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Issuance of common stock                                           $          -     $         472     $        922
         Capital contribution                                                              -             5,000            5,000
             Officer loans and advances                                                  967            22,362           27,621
         Loan from affiliate                                                          25,000                 -           25,000
                                                                                ------------     -------------     ------------

                  Net cash provided by
                     financing activities                                       $     25,967     $      27,834     $     58,543
                                                                                ------------     -------------     ------------


         Effect of exchange rate changes on cash and
             cash equivalents                                                   $       (381)    $         460     $     (2,935)
                                                                                -------------    -------------     ------------


                  Net increase (decrease)
                     in cash                                                    $     35,070     $      39,834     $     65,911


         Cash, beginning of period                                                    30,841               450                -
                                                                                ------------     -------------     ------------

         Cash, end of period                                                    $     65,911     $      40,284     $     65,911
                                                                                ============     =============     ============



         See Accompanying Consolidated Notes to Financial Statements.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-SB of Madison Explorations, Inc. for the year ended December 31, 2004. When used in these notes, the terms "Company," "we," "us" or "our" mean Madison Explorations, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that the Company will still need additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2006 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 3.  ACCOUNTING PRONOUNCEMENTS (CONTINUED)


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

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006


In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.


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

The Company has no warrants or options outstanding at September 30, 2005 and December 31, 2004.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 3.  RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $1,091 in Canadian funds at September 30, 2005 and December 31, 2004, respectively.

For the year ended December 31, 2004, $643 in interest was accrued on the notes payable. As of September 30, 2005, the officer advances in USD was $27,621, including $1,634 in accrued interest.

A Company affiliated through common ownership advanced funds of $25,000 for working capital. The advance is non-interest bearing, due on demand.


NOTE 4.  COMPREHENSIVE INCOME



Accumulated other comprehensive income consists of the following:

                                                       September 30, 2005        Dec. 31, 2004
                                                       ------------------    -----------------
         Foreign currency translation adjustment       $          (2,935)    $         (2,554)
                                                       ==================    =================

The components of other comprehensive income for the nine-month period ended September 30, 2005 and the year ended December 31, 2004:

                                                       September 30, 2005        Dec. 31, 2004     Inception to Date
                                                       ------------------    -----------------     -----------------
         Foreign currency translation adjustment       $            (381)    $         (2,554)     $         (2,935)
                                                       ==================    =================     =================

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

We are currently engaged in the business of diamond exploration in Southern Saskatchewan, Canada. Southern Saskatchewan has been explored for diamonds since at least 1963 by other exploration companies with limited success. Other than conducting some initial exploration work on our "Scout Lake" property in 2004 & 2005 and selling a 20% interest in our "Bulls Eye" property and a 15% interest in our "Bronco" property, we have conducted no operations to date and we do not expect to receive any revenues for at least two years. During these two years, we plan to concentrate our efforts on exploration and data gathering. Because the Company is an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

Analysis of the Company's drill program on the "Scout Lake" property was completed in the quarter ended September 30, 2005. The drill hole encountered sedimentary rocks of the Ravenscrag formation. These Tertiary sediments consisted of poorly consolidated sandstone, clay, gravel and coal seems. The unexpected intersection of Tertiary sediments of unknown thickness has resulted in a change in the direction of Madison's exploration program. After discussions with Dr Joseph Montgomery, the Company's geologist, the Company's "Scout Lake" claims will not be renewed. The main thrust of Company's program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. This area covers the richest indicator mineral concentration so far encountered by the Company.

The combination of numerous indicator minerals (pyrope garnets and chrome diopsides) and magnetic anomalies continue to make this area a prime target. The indicator mineral suite is identical chemically to that of the Fort a la Corne district in Southern Saskatchewan. An early drilling program is anticipated for this area. Additional targets in the Wood Mountain district and other areas will also be investigated.

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

FINANCIAL CONDITION.

Our auditor's going concern opinion of December 31, 2004 and our notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2004 of $49,108 and a loss from inception through September 30, 2005 of $84,691. This is an increase for the nine months ended September 30, 2005 of $35,583.

We currently have cash of $65,911 that constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations.

LIQUIDITY AND OPERATIONAL RESULTS.

We have had no revenues from December 31, 2004 to September 30, 2005.

We have limited assets and liquidity. As of December 31, 2004, we had cash of approximately $30,841. As of September 30, 2005, we had cash of approximately $65,911.

As of December 31, 2004, we had total liabilities of $76,581 and we had a negative net worth of $45,740. As of September 30, 2005, we had total liabilities of $147,615 and we had a negative net worth of $81,704. Our accounts payable as of December 31, 2004 were $5,927 and as of September 30, 2005 were $994.

Our loss from inception through December 31, 2004 was $49,108 and our loss from inception through September 30, 2005 was $80,432 or an increase for the nine months then ended of $31,324.

During the fiscal year ending December 31, 2004, we incurred expenses of $49,108. As of September 30, 2005, our total losses for the period ending September 30, 2005 were $35,583.

We had officer's advances of $26,654 from inception to December 31, 2004 and of $27,621 to September 30, 2005. This is an increase of $967.

We are dependent upon our officers to meet any de minimis costs that we may incur. Kevin M. Stunder and Joel Haskins, officers and directors of the Company, have agreed to provide the necessary funds, for us to comply with the 1934 Act; provided that he is an officer and director of the Company when the obligation is incurred. We currently owe Kevin Stunder and Joel Haskins the sum of $13,810 each.

PLAN OF OPERATION.

We were incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and we intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. We were unable to implement our business and remained inactive from 1998 until 2004. We commenced operations under our current name, Madison Explorations Inc., in April of 2004. After implementing our current plan of operation, we have relied on advances and contributions of capital of approximately $53,925 from our stockholders, proceeds of $44,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), and proceeds of $50,000 from the sale of a 15% interest in another of the company's claims (Bronco) to support its limited operations. As of December 31, 2004, we had approximately $30,841 of cash. We will need additional equity or debt financing of up to $2,000,000 that we plan to use for the second phase of the Company's exploration program to commence in 2006.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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



DATED:   NOVEMBER 21,2005                  MADISON EXPLORATION, INC.


                                           BY: /S/ KEVIN M. STUNDER
                                               ---------------------------------
                                                   KEVIN M. STUNDER
                                                   PRESIDENT AND DIRECTOR



                                           BY: /S/ JOEL HASKINS
                                               ---------------------------------
                                                   JOEL HASKINS
                                                   TREASURER AND DIRECTOR