Form 10QSB/A
period 2005-06-30
Madison Explorations Inc.
filed 2005-12-23
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

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
                                                        _________         _________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 500,000,000 shares;
        issued and outstanding:
        115,320,000 shares at June 30, 2005
        and December 31, 2004                           $ 115,320        $  115,320
     Additional paid-in Capital                          (109,398)         (109,398)
     Accumulated other comprehensive income                (1,894)           (2,554)
     Accumulated deficit during development stage         (80,432)          (49,108)
                                                        _________         _________

            Total stockholders' equity (deficit)        $ (76,404)        $ (45,740)
                                                        _________         _________

                   Total liabilities and
                   stockholders' equity (deficit)       $  19,345         $  30,841
                                                        =========         =========


          See Accompanying Consolidated Notes to Financial Statements.




                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                            June 15, 1998
                                             Three months ended                Six months ended            (inception) to
                                     _______________________________   _______________________________     (inception) to
                                     June 30, 2005     June 30, 2004   June 30, 2005     June 30, 2004      June 30, 2005
                                     ____________      _____________   ____________      _____________     ______________

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
                                      ===========       ========      =========        =========        =========       ==========


          See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          June 15, 1998
                                                             Six months ended            (inception) to
                                                     _______________________________     (inception) to
                                                     June 30, 2005     June 30, 2004      June 30, 2005
                                                     ____________      _____________     ______________

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

The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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


NOTE 5.  RELATED PARTY TRANSACTIONS

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

For the six months ended June 30, 2005 and 2004, exploration and development expenses were paid to Montgomery Consultants, Ltd., a related party controlled by a director of the Company, of $2,984 and $0, respectively.

For the year ended December 31, 2004, $643 in interest was accrued on the notes payable. As of June 30, 2005, the officer advances in USD was $25,873.

A Company affiliated through common ownership advanced funds of $25,000 for working capital. The advance is non-interest bearing, due on demand.


NOTE 6.  COMPREHENSIVE INCOME


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


NOTE 7.  INCOME TAXES

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

ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. This evaluation was conducted by Kevin Stunder, our chief executive officer and Joel Haskins, our chief financial officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

         31.1 Certification of Chief Executive Officer.

         31.2 Certification of Chief Financial Officer.

         32.1 Section 906 Certification of Chief Executive Office.

         32.2 Section 906 Certification of Chief Financial Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   December 21, 2005                 MADISON EXPLORATION, INC.


                                           By: /s/ KEVIN M. STUNDER
                                               _________________________________
                                                   Kevin M. Stunder
                                                   Chief Executive Officer and
                                                   Director



                                           By: /s/ JOEL HASKINS
                                               _________________________________
                                                   Joel Haskins
                                                   Chief Financial Officer and
                                                   Director