Form 10QSB/A
period 2005-09-30
Madison Explorations Inc.
filed 2005-12-23
CIK 1318268

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

   Consolidated Balance Sheets                                               F-1

   Consolidated Statements of Operations                                     F-2

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-3

   Consolidated Statements of Cash Flows                                     F-4

   Notes to Consolidated Financial Statements                          F-5 - F-8
________________________________________________________________________________

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                            September 30,      December 31,
                                                                     2005              2004
                                                            _____________      ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                     $  65,911         $  30,841
                                                              _________         _________
            Total current assets                              $  65,911         $  30,841
                                                              _________         _________

                   Total assets                               $  65,911         $  30,841
                                                              =========         =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                 $     994         $   5,927
     Deferred revenue                                            94,000            44,000
     Due to affiliates                                           25,000                 -
     Officers loans and advances                                 27,621            26,654
                                                              _________         _________

            Total current liabilities                         $ 147,615         $  76,581
                                                              _________         _________


STOCKHOLDERS' (DEFICIT)
     Common stock: $.001 par value;
        authorized 500,000,000 shares;
        issued and outstanding:  115,320,000 shares
        at December 31, 2004 and 115,320,000
        shares at September 30, 2005                          $ 115,320         $ 115,320
     Additional paid-in capital                                (109,398)         (109,398)
     Accumulated other comprehensive income                      (2,935)           (2,554)
     Accumulated deficit during development stage               (84,691)          (49,108)
                                                              _________         _________

            Total stockholders' (deficit)                     $ (81,704)        $ (45,740)
                                                              _________         _________
                   Total liabilities and
                   stockholders' (deficit)                    $  65,911         $  30,841
                                                              =========         =========



         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           June 15, 1998
                                            Three months ended                 Nine months ended            (inception) to
                                       September 30,    September 30,    September 30,    September 30,     September 30,
                                           2005             2004             2005             2004              2005
                                       _____________    _____________    _____________    _____________    ______________

Revenues                               $          -       $         -    $          -       $         -         $      -

Cost of revenue                                   -                 -               -                 -                -
                                       ____________       ___________    ____________       ___________         ________
           Gross profit                $          -       $         -    $          -       $         -         $      -
Operating expenses
   Exploration and development         $        296       $    27,094    $     22,226       $    27,094         $ 51,041
   General and administrative                 3,627             3,087          12,118            10,210           31,498
                                       ____________       ___________    ____________       ___________         ________
           Operating (loss)            $     (3,923)          (30,181)   $    (34,344)          (37,304)        $(82,539)

Other expense                                   336               483           1,239               483            2,152
                                       ____________       ___________    ____________       ___________         ________

   Net loss                            $     (4,259)      $   (30,664)   $    (35,583)      $   (37,787)        $(84,691)
                                       ============       ===========    ============       ===========         ========



   Net loss per share, basic
   and diluted                         $      (0.00)      $     (0.00)   $      (0.00)      $     (0.00)
                                       ============       ===========    ============       ===========


   Average number of shares
   of common stock outstanding          115,320,000       115,320,000     115,320,000        82,120,073
                                       ============       ===========    ============       ===========


         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                 Accumulated
                                                                                  (Deficit)       Accumulated
                                         Common Stock            Additional        During            Other
                                 __________________________       Paid-In        Development     Comprehensive
                                    Shares          Amount        Capital           Stage           Income           Total
                                 ___________       ________      _________       __________      _____________     __________

June 15, 1998, issue
  common stock                     56,250,000      $ 56,250       $ (55,800)      $       -        $      -        $     450
Net loss, December 31, 1999
                                  ___________      ________       _________       _________        ________        _________
Balance, December 31, 1999         56,250,000      $ 56,250       $ (55,800)              -        $      -        $     450

Net loss, December 31, 2000
                                  ___________      ________       _________       _________        ________        _________
Balance, December 31, 2000         56,250,000      $ 56,250       $ (55,800)      $       -        $      -        $     450

Net loss, December 31, 2001
                                  ___________      ________       _________       _________        ________        _________
Balance, December 31, 2001         56,250,000      $ 56,250       $ (55,800)      $       -        $      -        $     450

Net loss, December 31, 2002
                                  ___________      ________       _________       _________        ________        _________
Balance, December 31, 2002         56,250,000      $ 56,250       $ (55,800)      $       -        $      -        $     450

Net loss, December 31, 2003
                                  ___________      ________       _________       _________        ________        _________
Balance, December 31, 2003         56,250,000      $ 56,250       $ (55,800)      $       -        $      -        $     450

Issuance of common stock           59,070,000        59,070         (58,598)                                             472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                  5,000                                            5,000
Foreign currency translation
   adjustments                                                                                       (2,554)          (2,554)
Net loss, December 31, 2004                                                         (49,108)                         (49,108)
                                  ___________      ________       _________       _________        ________        _________
Balance, December 31, 2004        115,320,000      $115,320       $(109,398)      $ (49,108)       $ (2,554)       $ (45,740)

Foreign currency translation
   adjustments                                                                                         (381)            (381)
Net loss, nine month period
   ended September 30, 2005                                                         (35,583)                         (35,583)
                                  ___________      ________       _________       _________        ________        _________

Balance, September 30, 2005       115,320,000      $115,320       $(109,398)      $ (84,691)       $ (2,935)       $ (81,704)
                                  ===========      ========       =========       =========        ========        =========


         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                 June 15, 1998
                                                                     Nine months ended          (inception) to
                                                               September 30,    September 30,    September 30,
                                                                       2005              2004             2005
                                                               ____________     _____________    _____________

Cash Flows From
Operating Activities
    Net loss                                                     $(35,583)        $(37,787)         $(84,691)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    (Increase) in advances to consultant                                -                                  -
    Increase (decrease) in accounts payable and accruals           (4,933)           5,327               994
Increase in deferred revenue                                       50,000           44,000            94,000
                                                                 ________         ________          ________

         Net cash used in
            operating activities                                 $  9,484         $ 11,540          $ 10,303
                                                                 ________         ________          ________

Cash Flows From
Investing Activities
         Net cash provided used in
            investing activities                                 $      -         $      -          $      -
                                                                 ________         ________          ________

Cash Flows From
Financing Activities
    Issuance of common stock                                     $      -         $    472          $    922
    Capital contribution                                                -            5,000             5,000
    Officer loans and advances                                        967           22,362            27,621
    Loan from affiliate                                            25,000                -            25,000
                                                                 ________         ________          ________

         Net cash provided by
            financing activities                                 $ 25,967         $ 27,834          $ 58,543
                                                                 ________         ________          ________


Effect of exchange rate changes on cash and
    cash equivalents                                             $   (381)        $    460          $ (2,935)
                                                                 ________         ________          ________


         Net increase (decrease)
            in cash                                              $ 35,070         $ 39,834          $ 65,911


Cash, beginning of period                                          30,841              450                 -
                                                                 ________         ________          ________

Cash, end of period                                              $ 65,911         $ 40,284          $ 65,911
                                                                 ========         ========          ========



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

Exploration and development expenses were paid to Montgomery Consultants, Ltd., a related party controlled by a director of the Company, for the three and nine months ended September 30, 2005 of $164 and $3,148, respectively and for the three and nine months ended September 30, 2004 of $12,186 and $12,186, respectively.

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

32.1 Section 906 Certification of Chief Executive Officer.

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