Form 10QSB/A
period 2005-06-30
Madison Explorations Inc.
filed 2006-01-17
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #2

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

Conclusions

Based upon their evaluation of our controls, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the necessary information as defined in rule 13a-15(e) is available to the Chief Executive Officer and to the Chief Financial Officer on a timely basis, and the two specified officers state, if true, that the controls and procedures are effective in this function.

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


Dated:   January 17, 2006                 MADISON EXPLORATION, INC.


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