Form 10KSB
period 2005-12-31
Madison Explorations Inc.
filed 2006-04-17
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


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


                       Issuer's fax number: (604) 974-0569


       Securities registered under Section 12(b) of the Exchange Act: NONE


   Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK


                                                    NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                       ON WHICH REGISTERED
      _____________________________                 _____________________
      Common Stock, par value $.001                         None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

Issuer's revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 12, 2006 is $12,862,500.

The number of shares outstanding of the Company's common stock, as of April 12, 2006, is 115,520,000.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                     PART I

This Annual Report on Form 10-KSB and the information incorporated by reference includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Madison Explorations, Inc. or our officers with respect to, among other things, the ability to successfully implement our exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

o our ability to successfully implement our exploration strategies;
o the success or failure of our exploration activities and other opportunities that we may pursue;
o changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;
o changes in regional and national business and economic conditions, including the rate of inflation;
o changes in the laws and government regulations applicable to us; and
o increased competition.

Stockholders and other users of this Annual Report on Form 10-KSB are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS.

Madison Explorations, Inc. was incorporated on July 15, 1998 under the laws of the State of Nevada to engage in any lawful corporate activity. We have incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct our Canadian exploration activities and for us to be in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities. Both Madison Explorations, Inc. and Scout Resources, Inc. will be sometimes referred to collectively as the "Company."

Our principal executive offices are at 525 Seymour Street, Suite 807, Vancouver, BC, Canada. Our telephone number is 1 604 974 0568, and our fax number is 1 604 974 0569. We maintain a website at HTTP://WWW.MADISONEXPLORATION.COM. Our website and its linked contents are not part of this form.

We are currently engaged in the business of diamond exploration in the Southern area of the Province of Saskatchewan, Canada. The Southern area of Saskatchewan has been explored for diamonds since at least 1963 by other exploration companies with limited success. Other than conducting some exploration work on our "Scout Lake" property in 2004 and 2005 and granting an option to Echo Resources Inc. whereby it may earn a 20% interest in our "Bulls Eye" property (also known and referred to as the Herbert Anomaly) and a 15% interest in our "Bronco" target, we have conducted no operations to date and we do not expect to receive any revenues for at least two years. During these two years, we plan to concentrate our efforts on exploration and data gathering. Because the Company is an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

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

We have signed an Acquisition Agreement on June 16, 2004 and an Amendment to the Acquisition Agreement on September 1, 2005 (the "Acquisition Agreement") with Dr. Joseph Montgomery, PhD (Geology) and Frankie Fu to acquire certain mineral exploration claims in Southern Saskatchewan, Canada. The Company has also acquired several additional mineral claims directly from the government of Saskatchewan.

The option of our Bulls Eye property occurred on September 19, 2004. Pursuant to our agreement, we granted an option to Echo Resources Inc. whereby it may earn a 20% interest in the mineral claim by paying $44,000 and funding 50% of the costs of the exploration and data gathering program on the Bulls Eye property. The Company shall be responsible for funding the remaining 50% of proposed exploration. Echo Resources has paid the $44,000 due to us. If Echo funds half of the proposed exploration, then it will earn a 20% interest in the property. However, it is under no obligation to do so. However, unless Echo Resources Inc. complies with all requirements to exercise the option, it will not earn any interest in the Bulls Eye property.

Echo Resources, Inc., formerly known as TVE Corporation ("Echo") is a Delaware corporation with its principle office located at 500 Australian Avenue, West Palm Beach, FL. It is publically traded on the Over the Counter Bulletin Board under the symbol "ECHR." Echo is engaged as a pre-exploration stage company with its business strategy focusing on the development and exploration of diamond and gold mines in Canada. Echo became aware of Madison through Madison's website and follow-up discussions resulting there from.

The Company will report to Echo Resources, Inc. the results of our efforts and to keep in good standing our claims on the property. In the event we determine not to proceed with our exploration and data gathering program or in the event we abandon the project, we have agreed to give Echo Resources, Inc. the right of first refusal to continue to develop and exploit the property. On August 16th, 2005, the Company provided Echo Resources Inc. with an extension to this agreement to permit the exploration activities to be funded up to February 28, 2006.

The sale-option of our Bronco property occurred on September 14, 2005. Pursuant to our agreement, we granted a 15% interest in the mineral claim to Echo Resources, Inc. in exchange for the payment of $50,000 that we treated as a deposit. The deposit is reflected as a liability on the balance sheet in order to better match the expenses to their related revenue source. As funds are spent on this property, the company will bring the corresponding revenue amount into income. If the Company decides to abandon the property then any remaining deposit will be brought into income in that year. Echo Resources, Inc. has agreed to fund 50% of the costs of the exploration and data gathering program on the Bronco property. We will report to Echo Resources, Inc. the results of our efforts and to keep in good standing our claims on the property. In the event we determine not to proceed with our exploration and data gathering program or in the event we abandon the project, we have agreed to give Echo Resources, Inc. the right of first refusal to continue to develop and exploit the property.

ACQUISITION AGREEMENT

Our Acquisition Agreement with Dr. Joseph Montgomery and Frankie Fu to acquire an 80% interest in various properties in Southern Saskatchewan. Dr. Montgomery and Frankie Fu have a pre-existing personal and business relationship with each other. With Mr. Fu as the financial partner, they acquired the Scout Lake Property on April 30, 2002 and title to the interest in the property was vested in the name of Joseph Montgomery. In addition, Dr. Montgomery provides certain data gathering and exploration services under the name Montgomery Consultants Ltd. Dr. Montgomery is the President of Montgomery Consultants Ltd. Mr. Fu and Dr. Montgomery purchased the Scout Lake Property for CAD $7,800 or approximately USD $6,610. The Acquisition Agreement does require Madison to loan the mine development costs to be borne by Dr. Montgomery and Mr. Fu.

We intend to develop the properties from their present early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed by us. Gathering this data usually takes several years. Once the appropriate data has been gathered, we will determine whether and how to proceed. We will use the services of Montgomery Consultants Ltd. (related party) as well as other third party contractors to conduct surveys and exploration at the properties to begin to enable us to determine whether we can extract and produce diamonds. Under the terms of the Acquisition Agreement, we must spend CAD $150,000 (approximately US $120,000) on exploration work by May 31, 2006, and an additional CAD $200,000 (approximately US $170,000) by May 31, 2007. Dr. Montgomery and Frankie Fu will not be required to fund any exploration work on the property until a positive feasibility study is obtained, after which they will be required to fund their 20% of mine development costs. We may be required to provide the funding of Dr. Montgomery and Mr. Fu to develop the property.

Under the terms of the Acquisition Agreement, we will issue shares to Dr. Montgomery and Frankie Fu to provide them 10% of the Company's outstanding shares calculated as of July 1, 2004. These shares are issuable upon the completion of the initial required exploration work ("work program") and our determination to continue developing any of the properties listed in the Acquisition Agreement. If it is determined after the work program that no further development will be undertaken, no shares will be issued. The shares to be issued by us upon the completion of the work program and our decision to continue exploration are not to exceed 12,813,334 shares of common stock. In determining the terms and conditions of the Acquisition Agreement, we considered other arms length agreements entered into between similarly situated parties, both public and private. We may take into account the dilution in value of our then outstanding shares of common stock as compared to our then valuation of the work program in determining if we will continue exploration. In addition, we will consider the amount of diamond bearing rock, if any, the discovery of any other materials with a potential market value and the potential to resell the property to unrelated exploration companies predicated upon the perceived value of the property when developed. As of today, we have made no determination as to the feasibility of our work program.

The Saskatchewan Mineral Disposition Regulations stipulates that a claim holder must spend CAD $12 Canadian per hectare (approximately US$10) per year in claim year 2 to 10 in order to keep its mineral claims in good standing. After 10 years a claim holder must spend CAD $25 (approximately US $21) per hectare per year in order to keep its mineral claims in good standing. The claims acquired under the Acquisition Agreement were initially claimed by Dr. Montgomery in April of 2002. All of the claims initially acquired are a part of the "Scout Lake Property. The claims recorded under numbers S-135705, S-135706, and S-135707 are the original land claims comprising the Scout Lake Property on which drilling activity occurred. After assessing the drill results on the property claimed in April of 2002 these claims have been allowed to lapse and are no longer of interest to the Company. The claim numbers relating to the Scout Lake property are S-137962 and S-137963, were claimed by Scout Resources in July 2004. These claims are now in year two.

We intend to explore the properties from early stage exploration through completion of the exploration phase. Prior to any decision to develop the properties, a diamond deposit must be assessed to determine the total tonnage of diamond bearing material, the average grade of the rock, the estimated size distribution of the diamonds in the deposit and the average value per carat of the diamonds. Gathering this data usually takes several years. At that time, the Company will evaluate whether, and if so, how to proceed.

EXPLORATION PROGRAM

We have no independent exploration capabilities.

The Company intends to use third party service providers as well as Montgomery Consultants Ltd. to perform its exploration activities. The Company pays an hourly rate for the field services of Dr. Montgomery and his staff as well as reimbursement for expenses, including equipment, transportation, lodging and meals. In determining the terms and conditions of the consideration paid or to be paid, we considered other arms length agreements entered into between similarly situated parties, both public and private, and have determined that the payments to Dr. Montgomery and Montgomery Consultants Ltd are on terms equal to or more favorable than those that would have been paid to other third parties. Pursuant to oral agreements, Dr. Montgomery is paid not to exceed the sum of CAD$400 per day (approximately US $332), plus expenses for field days, a value comparable to that of similar professionals with the education and experience of Dr. Montgomery. Dr. Montgomery receives no remuneration for services performed as an officer and director.

Over the next two years, during its exploration phase, the Company intends to continue to retain Montgomery Consultants Ltd. to co-ordinate crews of workers who will gather samples of rock from the properties and transport the samples to a facility where they can be tested for properties which tend to indicate the presence of diamonds. At the end of the two years of exploration, we will seek either a joint venture partner or a senior partner that will undertake the exploration of the properties. However, there is a substantial risk that no commercially viable diamond deposit will be found. If so, we will have difficulty finding any partners to undertake further exploration.

The Company has begun its early stage exploration activities and has gathered samples from the Scout Lake Properties for analysis. A total of 96 soil samples were taken by us over the Scout Lake magnetic anomaly. These were analyzed by SGS Laboratories (SGS) of Toronto, Canada. At the Company's request, SGS used the MMI D Kimberlite package developed for the detection of kimberlites and related rocks. Mobile Metal Ions (MMI) soil geochemistry is a technology developed in Australia for the detection of metal ions through considerable depths of overburden. This analytical method was used to analyze for palladium, niobium, yttrium, rubidium, nickel, cobalt, chromium, titanium and magnesium (Pd, Nb, Y, Rb, Ni, Co, Cr, Ti, and Mg). These minerals are deemed to be diamond indicating minerals. The location of these minerals tends to indicate a higher possibility or probability of locating diamonds in the proximity of the mineral predicated upon the concentration of the mineral. Statistical analyses were performed for each element and a "background" value determined as the mean of the lowest quartile. The ratios of actual values to background were calculated and stacked bar graphs were used to illustrate the results.

A total of 96 MMI samples were collected at 50 meter intervals along two profiles. Anomalous values were obtained for the elements magnesium, chromium, rubidium, nickel, and palladium. These elements are typically associated with kimberlites and ultramafic rocks. The highest response ratios for each element from the survey were: magnesium-7, chromium-6, yttrium-8, cobalt-24, and palladium-32.

The Company has also conducted a ground magnetic survey over the Scout Lake property. The survey was done by Discovery International Geophysics Inc. A total of 41 line-km. was completed. The raw data was processed to remove culture, spikes and a regional gradient. The resulting data imaged the magnetic response from the interpreted dyke successfully showing more detail than the aeromagnetic survey and some additional structures which may also be dykes.

After a study of the ground magnetic survey and integration with the MMI geochemical data, four sites were selected for test drilling.

A drilling program on Scout Lake was completed in 2005. The drill hole encountered sedimentary rocks of the Ravenscrag formation. These Tertiary sediments consisted of poorly consolidated sandstone, clay, gravel and coal seems. The formation, in this area, is of unknown thickness. The unexpected intersection of Tertiary sediments of unknown thickness has resulted in a change in the direction of Madison's exploration program. After discussions with Dr. Joseph Montgomery, the Company's claims in the Willow Bunch district will not be renewed. The main thrust of our exploration program will be in southwest Saskatchewan. The Company has 18 mineral claims in this area which covers the richest indicator mineral concentration so far encountered.

Two areas in Saskatchewan have been designated as having diamond discovery potential. They are the Fort a la Corne District and the Wood Mountain District.

The Fort a la Corne District is the area surrounding Prince Albert in North-Central Saskatchewan Canada. The Fort a la Corne area of Saskatchewan hosts one of the most extensive kimberlite fields in the world. Over 70 kimberlites exist in the Fort a la Corne area and over 70 percent of these have been shown to contain diamonds. Shore Gold Inc. has discovered a diamond bearing kimberlite within the Fort a la Corne area, and is currently conducting a Pre-Feasibility Study to determine the commercial viability of their find.

The Wood Mountain area is an area in which high occurrences of diamond indicator minerals have been found, similar to those at Fort a la Corne. The Company's focus will be on properties that are in or near the Wood Mountain area, near the towns of Val Marie and Wideview. It is noted that both of these towns lie in defined Wood Mountain area.

The combination of numerous indicator minerals (pyrope garnets and chrome diopsides) and magnetic anomalies make this area a prime target. The indicator mineral suite is identical chemically to that of the Fort a la Corne district. An early drilling program is anticipated for this area. Additional targets in the Wood Mountain district and other areas will also be investigated.

COMPETITION

The mineral exploration business is competitive in all of its phases. The Company expects to compete with numerous other exploration companies and individuals, including competitors with greater financial, technical and other resources than the Company, for resources required for exploration. Their greater resources will likely position these competitors to conduct exploration within a shorter time frame than the Company.

GOVERNMENT REGULATION AND LICENSING

The operations of the Company require licenses and permits from various governmental authorities. The Company believes that it presently holds all necessary licenses and permits required to carry on with its intended activities under applicable laws and regulations and the Company believes it is presently complying in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in regulations and in various operating circumstances. The Company may not be able to obtain all necessary licenses and permits required to carry out exploration.

The Company is currently subject to environmental regulation under The Environmental Management and Protection Act (Saskatchewan), the Crown Minerals Act (Saskatchewan) and the Forest Resources Management Act (Saskatchewan). We believe that we are in compliance with all of these acts. Moreover, the Company believes that an environmental impact of its exploration activities will be minimal. To the extent that the Company removes large amounts of rock or soil from the properties, we will likely have to replace such rock or soil and remediate any environmental disruption caused by its activities. It is impossible for us to assess with any certainty the cost of such replacement or remediation or the potential liability the Company would face if we were found to have violated one or more of these acts.

EMPLOYEES

We currently have three part time employees, our officers and directors, who work for the Company on a part time basis. None of these employees devote more than 10% of their time to the Company. Except for the compensation to Dr. Montgomery unrelated to his activities as an officer and director, no officer or director is paid for services rendered.

SEASONALITY

Due to the potential for extremely cold weather in Saskatchewan during the period from November to March, there may be years when exploration is not possible during these months.

CURRENCY FLUCTUATION

The Company's currency fluctuation exposure is primarily to the Canadian dollar as all of the Company's properties are in Saskatchewan. Such fluctuations may materially affect the Company's financial position and results of operations.

SUBSIDIARIES

We have incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct our Canadian exploration activities and for us to be in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities. Both Madison Explorations, Inc. and Scout Resources, Inc. will be sometimes referred to collectively as the "Company."

REPORTS TO SECURITY HOLDERS

The Company does not intend to deliver an annual report to its security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-KSB and Form 10-QSB reports. The Company is an electronic filer under the SEC's EDGAR filing program. Accordingly, the Company's filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.

RISK FACTORS

An investment in an exploration stage mining company with no history of operations such as ours involves an unusually high amount of risk, both unknown and known, and present and potential, including, but not limited to the risks enumerated below.

RISKS ASSOCIATED WITH MINING

ALL OF OUR PROPERTIES ARE IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS WILL FAIL.

Despite some limited exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7
(http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various federal, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, from the eventual extraction and sale of diamonds as well as precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

There are hundreds of public and private companies that are actively engaged in mineral exploration. The exact number is virtually impossible to quantify. Furthermore, since the mineral exploration sphere is so diverse, it is quite difficult to identify specific primary competitors and make comparisons to our Company.

Many of our competitors have greater financial resources and technical facilities. Accordingly, we will attempt to compete primarily through the knowledge and experience of our management. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

THIRD PARTIES MAY CHALLENGE OUR RIGHTS TO OUR RESOURCE PROPERTIES OR THE AGREEMENTS THAT PERMIT US TO EXPLORE OUR PROPERTIES MAY EXPIRE IF WE FAIL TO TIMELY RENEW THEM AND PAY THE REQUIRED FEES.

In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters, and obtain certain representations regarding ownership. These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims. If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse affect on our financial position or results of operations. There can be no assurance that any such disputes or challenges will be resolved in out favor.

We are not aware of challenges to the location or area of any of the mining concessions and mining claims. There is, however, no guarantee that title to the claims and concessions will not be challenged or impugned in the future.


RISKS ASSOCIATED WITH OUR COMMON STOCK

BECAUSE OUR COMMON STOCK IS TRADED ONLY ON THE PINK SHEETS, YOUR ABILITY TO SELL YOUR SHARES IN THE SECONDARY TRADING MARKET MAY BE LIMITED.

Currently, our common stock is traded only on the Pink Sheets. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange, NASDAQ, or the American Stock Exchange. Although we have applied to have our common stock quoted on the National Association of Securities Dealer's OTC Bulletin Board, we cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will develop.

OUR STOCK PRICE HAS BEEN VOLATILE AND YOUR INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

Our common stock is traded only on the Pink Sheets. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON SHARES, INVESTORS SEEKING DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE OUR SHARES.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

PLEASE READ THIS FORM 10KSB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER REPORTS AND OUR FORM 10SB, AS AMENDED, THAT WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own real property nor do we hold any lease or other real property interest except for the exploration claims we have acquired pursuant to the Acquisition Agreement as described under "Description of Business" and from staking claims directly with the government of Saskatchewan.

We have entered into an agreement to acquire an 80% interest in various properties, located in Southern Saskatchewan.

Scout Lake Property

The Scout Lake Property is located on Canadian NTS Map Sheet 72G.

The property lies approximately 150 kilometers southwest of Regina at geographical coordinates 49 20'N latitude, 106 57'W longitude. The property is serviced by local roads, power and water. The legal descriptions of the two claims that make up the Scout Lake property are noted in the following table.


______________________________________________________________________________________

Claim number       Location                               NTS Area       Recorded Area
______________________________________________________________________________________

S-137962           All of Sections 19 and 30              72-H-05        512 Hectares
                   and 26, Township 4  Range
                   29, West of the Second
                   Meridian
______________________________________________________________________________________

S-137963           All of Section 13                      72-H-05        512 Hectares
                   Township 4  Range 30
                   West of the Second
                   Meridian
______________________________________________________________________________________

The Bronco Target is located on Canadian NTS Map Sheet 72-G.

The Bronco target lies in Southern Saskatchewan near the town of Val Marie, approximately 400 km southwest of the Star Kimberlite - Fort al La Corne. This area is in the area defined by the Saskatchewan Geological Survey as being high diamond exploration potential.






______________________________________________________________________________________

Claim number       Location                               NTS Area       Recorded Area
______________________________________________________________________________________

S-137774           The North half of sections 7, 8        72-G-03        1152 Hectares
                   and 9 and all of sections 16, 17
                   and 18, Township 3, Range 9,
                   West of the Third Meridian.
______________________________________________________________________________________

S-137775           All of section 19, Township 3,         72-G-03        256 Hectares
                   RANGE 9, West  of the Third
                   Meridian
______________________________________________________________________________________

S-137776           The North half of sections 10,         72-G-03        1152 Hectares
                   11 and 12 and all of sections
                   13, 14 and 15, Township 3,
                   Range 10, West of the Third
                   Meridian.
______________________________________________________________________________________

S-138592           All of sections, 20 and 21             72-G-03        256 Hectares
                   Township 3, Range 10
                   West of the Third Meridian.

______________________________________________________________________________________

The Val Marie Target is located on Canadian Map Sheet 72-G.

There are numerous anomalies within the Val Marie target, and an abundance of indicator minerals have been found in past ground exploration. The chemistry of these minerals is consistent with a kimberlitic source. An abundance of chrome diopsides suggests a local source within a few kilometers.

Altered Bearpaw Formation rocks were identified 1.5 km from the site. The alteration of these rocks reflects the proximity of intrusive rocks.

Claim number       Location                               NTS Area       Recorded Area
______________________________________________________________________________________

S-137460           ALL OF SECTIONS 14, 15, 22,            72-G-03        2048 Hectares
                   23, 26, 27, 34 AND 35,                 & 72-G-06
                   TOWNSHIP 3, RANGE 11, WEST
                   OF THE THIRD MERIDIAN

______________________________________________________________________________________

S-137461           ALL OF SECTIONS 2 AND 3,               72-G-06        512 Hectares
                   TOWNSHIP 4, RANGE 11, WEST
                   OF THE THIRD MERIDIAN
______________________________________________________________________________________

The Bulls Eye Target is located on Canadian NTS Map Sheet 72J.

The Bulls Eye Target was initially claimed by the Company on August 31, 2004.
The property lies approximately 200 kilometers West of Regina at geographical coordinates 50 30'N latitude, 107 15' longitude. The property is serviced by local roads, power and water. The legal descriptions of the two claims that make up the Bulls Eye Target are noted in the following table.

Claim number       Location                               NTS Area       Recorded Area
______________________________________________________________________________________

S-137654           All of section 11,                     72-J-06        256 Hectares
                   Township 18, Range 10,                 & 72-J-11
                   West of the Third Meridian
______________________________________________________________________________________

S-137655           All of section 12,                     72-J-06        256 Hectares
                   Township 18, Range 10,                 & 72-J-11
                   West of the Third Meridian
______________________________________________________________________________________

The Wood Mountain North Target was initially claimed by the Company on November
18, 2004. The Wood Mountain North Target is located on Canadian NTS Map Sheet
72G. The property lies approximately 100 kilometers Southwest of Regina at geographical coordinates 49 30'N latitude, 106 30' longitude. The property is serviced by local roads, power and water. The legal descriptions of the claim that make up the Wood Mountain North Target is noted in the following table.






Claim number       Location                               NTS Area       Recorded Area
______________________________________________________________________________________

S-137742           All of Sections 27, 28, 29             72-G-07,       1024 Hectares
                   and 30, Township 6, Range              72-G-08,
                   4, West of the Third                   72-G-09
                   Meridian                               & 72-G-10
______________________________________________________________________________________

The Company has also claimed other unnamed properties in Saskatchewan as at December 31, 2005. The legal descriptions of the unnamed claims is noted in the following table.

Claim number       Location                               NTS Area       Recorded Area
______________________________________________________________________________________

S-137765           All of section 31,                     72-G-04        256 Hectares
                   Township 1, RANGE 13, West
                   of the Third Meridian
______________________________________________________________________________________

S-137766           All of section 9, Township             72-G-04        256 Hectares
                   1, RANGE 14, West of the
                   Third Meridian
______________________________________________________________________________________

S-137767           All of section 5, Township             72-F-08        256 Hectares
                   4, RANGE 18, West of the
                   Third Meridian
______________________________________________________________________________________

S-137768           All of section 29, Township 6,         72-F-08        256 Hectares
                   RANGE 18, West of the                  & 72-F-09
                   Third Meridian
______________________________________________________________________________________

S-137769           All of section 4, Township 2,          72-F-02        256 Hectares
                   RANGE 22, West of the
                   Third Meridian
______________________________________________________________________________________

S-137770           All of sections 28 and 33,             72-F-14        512 Hectares
                   Township 9, RANGE 25, West of
                   the Third Meridian
______________________________________________________________________________________

S-137771           All of sections 5 and 6,               72-F-05        512 Hectares
                   Township 5, RANGE 28, West of
                   the Third Meridian
______________________________________________________________________________________

S-137772           All of section 7, Township 5,          72-F-05        256 Hectares
                   RANGE 28, West of the Third
                   Meridian
______________________________________________________________________________________

S-137773           All of section 9, Township 5,          72-F-05        256 Hectares
                   RANGE 28, West of the
                   Third Meridian
______________________________________________________________________________________



ITEM 3. LEGAL PROCEDINGS.

The Company is not currently party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of calendar year 2005, no matters were submitted to a vote of the security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established trading market in our Common Stock.

We have been assigned a trading symbol of MDEX in connection with the reporting of a secondary market transaction or transactions by a broker or dealer in the Automated Confirmation Transaction Service. The symbol was assigned at the request of a broker-dealer from the NASD Regulators, Inc.

SHAREHOLDERS

As at March 31, 2006 there are eight hundred & twenty nine (829) holders of the Company's Common Stock.

SHARES ELIGIBLE FOR RESALE

Except for the shares of stock held by our officers and directors, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the Company or an affiliate of the Company in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

(1) Current public information must be available about the Company unless sales are limited to those made by nonaffiliates after two years.

(2) When restricted securities are sold, generally there must be a one-year holding period.

(3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

(4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

(5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As at the date of this report there are no securities authorized for issuance under equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion regarding the Company and our business and operations contains "forward-looking statements." These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or its negative or other variations or comparable terminology. All forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,925 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $94,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye) and the sale of a 15% interest in another claim (Bronco) to support its limited operations. As of December 31, 2005, we had approximately $56,288 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to use for the second phase of its exploration program.

GEOLOGICAL REPORT: SOUTHERN SASKATCHEWAN

Dr. Joseph Montgomery has prepared a geological report on the Wood Mountain District. The report summarizes the Company's claims in the area and the geological formations on the claims that have been identified by aeromagnetic survey and other mineral exploration activities done in the past.

In his report, Dr. Joseph Montgomery has recommend to us that we proceed with a three-phase, staged exploration program in the Wood Mountain District based on his conclusion that prospecting, geophysical surveys and soil and rock sampling are the exploration techniques that have been the most successful in diamond bearing kimberlite rock in the region.

The Company has several specific exploration objectives:

(1) To locate one or more Kimberlite/Lamproite pipes, dykes or sills;
(2) To determine whether the Kimberlite/Lamproite contains Diamonds; and
(3) To determine if the diamond-bearing pipe could be the source of an economically viable mine.

Even if the Company locates Kimberlite, the finding of diamonds in Kimberlite is rare and the finding of a commercial grade of diamonds is rarer.

We believe that exploration is by its very nature is evolutionary. Each subsequent step is based on the foundation established by previous results. Even then, diverse factors affect the process. Weather and seasons influence when work can be commissioned. Previous results determine the direction for future exploration and the availability of funds dictates what work can be budgeted for each phase of exploration.

The Company has completed its initial phase of work on the Scout Lake properties and now intends to continue the initial phase of work on some of its other properties in the Wood Mountain District. The results at our Scout Lake properties do not warrant spending further time and money at this location. Phase one work should consist of a ground magnetometer survey at approximately 500 meter line-spacing. At the same time, surface samples should be taken of till for heavy mineral evaluation. About 50 samples would cover the grid area satisfactorily. If results warrant, a few lines of gravimetric surveying could be done. Two or three RC drill holes (about 500 meter) would then test the anomaly.

Phase 1 - Initial Wood Mountain Evaluation

- Ground Magnetometer - 1 month Instrument Rental                     1,800
- 50 Sample Collections - Processing @ $50 each                       2,500
- Gravimetric Survey - Instrument Rental                                600
- Chemical Analysis - 50 @ $10 each                                     500
- Personnel - Geologist 2 weeks @ $300/day                            4,200
- Personnel - Assistant 2 weeks @ $200/day                            2,800
- Accommodation - $100/day x 2                                        2,800
- Transportation - Truck Rental, Maintenance                          2,000
       Engineering & Supervision
- Engineering & Supervision                                           2,000
- Contingencies approximately 5%                                        900

Phase 1 Total                                                       $20,100

Phase Two - Regional Program

The regional program of exploration is being proposed to locate kimberlite diatremes. At present, we have regional to detailed heavy mineral anomalies and regional to detailed magnetic anomalies. Unfortunately, the heavy mineral dispersion is too widespread and the magnetic anomalies are too numerous to allow reasonable drill target selection. The following systematic approach may help us to alleviate this problem:

Regional Structural Study

Kimberlite pipe emplacement is governed by deep-seated structures that penetrate stable Archean Cratons and allow the rapid rise of lower mantle ultramafic magmas through diamond-bearing strata. Some of the major structures in southern Saskatchewan are known, but it appears that a satellite imagery interpretation, in particular of radar data, would be of value to us.

Regional Heavy Mineral Study

Heavy mineral data is already available to us from the government and other available for purchase proprietary surveys. However, a large proportion of the area of our interest remains without data.

It is proposed that a detailed heavy mineral survey be conducted over the area with one sample being taken per township to start. The usual method of processing heavy mineral samples, which includes, washing, sizing, gravity separation by jig, tables or heavy liquids, microscopic hand-picking and microprobe analysis would be prohibitively expensive. Therefore, the following processing methodology is suggested:

(a) Sample till or stream sediments (about 20 kg).
(b) Wash and sieve sample in the field or nearby portable equipment to obtain a clean, sized fraction suitable for hydrosizing.
(c) Use a laboratory-sized elutriator (hydrosizer) to obtain a sized, heavy mineral fraction. Adjust density to retain all indicator minerals.
(d) Analyze for chromium and nickel and other trace elements by total fusion and ICP. This will provide an indicator for ultramafic rocks.
(e) Plot results and evaluate for trends.
(f) Some detailed HM testing, - microprobing grain-picking.

Wood Mountain Formation Study

Heavy minerals including standard indicator minerals and micro-diamonds have been recovered from the unconsolidated sand and gravel deposits of the Wood Mountain formation. We believe that a heavy mineral study of this formation and a paleo-current study should be undertaken. The samples should be processed in the same manner as in the "Regional Heavy Mineral Study."

Compilation of Geophysical Data

(a)  Aeromagnetic
(b)  Ground magnetic
(c)  Gravimetric
(d)  Seismic

G.I.S. Compilation of all Data

A G.I.S. (Geographic Information Systems) compilation of the following data should be undertaken in order to select the best drill targets:

(a)  Bedrock Geology
(b) Surficial Geology (i.e. land surface to approximately 5 feet below)
(c) Our HM Surveys
(d) Government surveys
(e) Federal-provincial geochem and HM
(f) Aeromagnetic Data surveys
(g) Gravity Data
(h) Seismic Data
(i) Ground Magnetic Data
(j) Cratonic Age Data
(k) Satellite Radar Imagery Interpretation

Phase 2 - Regional Program

Regional Structural Study
- Satellite Photos - 10 @ $200 each                                   2,000
- Interpretation - 10 hours @ $500                                    5,000
- Digitizing                                                          3,000

Regional Heavy Mineral Study
- Sample collection - 600 samples @ $15 each                          9,000
- Vehicle  - FWD - 3 months @ $2,000/month                            6,000
- Detail Sample Collection - 1000 samples @ $15 each                 15,000
- Initial Processing                                                 24,000
- Washer/Sieve rental - 3 months @ $2,000/month                       6,000
- Sample Bags - 1,600 20Kg bags @ $1 each                             1,600
- Sample Bags - 1,600 2Kg bags @ $1 each                              1,600
- Elutriation (Hydraulic Separation of HM) - 1600 @ $18.75 each      30,000
- ICP (Induced Coupled Polarization) (total) - 1600 @ $10 each       16,000
- Digitizing                                                          3,000

Regional Surficial Geology Study
- Data Interpretation                                                 4,000
- Digitizing                                                          3,000

Compilation of Geophysical Data
- Data Collection                                                     2,500
- Data Interpretation                                                 5,000
- Digitizing                                                          4,000

G.I.S. Compilation
- Additional Data Collection                                          5,000
- Data Interpretation                                                 5,000
- Digitizing                                                          5,000

Engineering & Supervision
- Engineering & Supervision                                          15,000
- Contingencies approximately 5%                                      7,800

Phase 2 Total                                                      $178,500

Phase Three - Drilling and Confirmation

The goal of this phase will be to locate anomalous areas by the use of ground magnetic surveys, and to prioritize each for test drilling.

Gravimetric Surveys will be completed over the ground magnetic anomalies - 1 or 2 lines per anomaly. Test Drilling will then be conducted to test the best targets.

Phase 3 - Drilling and Confirmation

Ground Magnetic Surveys
- Instrument Rental - 3 months @ $1,600/month                         4,800
- Field computer Rental - 3 month @ $300/month                          900
- Operator/Assistant - 70 Days @ $300/day                            21,000

Gravimetric Survey
- Instrument Rental - 3 months @ $1,600/month                         3,000
- Operator/Assistant - 70 Days @ $300/day                            21,000
- Surveying                                                           6,000

Test Drilling
- 5,000 ft. @ $10                                                    50,000
- Cutting Analysis - 50 samples @ $500 each                          25,000

Engineering & Supervision
- Engineering & Supervision                                          13,000
Contingencies approximately 5%                                        6,700

Phase 3 Total                                                      $151,400

24 Month Exploration Budget on new and future claims

The Company intends to option additional property by way of claim staking or acquiring companies with promising mineral claims in the area of Southern Saskatchewan and Northern Montana

___________________________________________________________________________

Planned Exploration on future Claims           Year 1            Year 2
___________________________________________________________________________

Claim Staking/property acquisition             50,000            50,000
___________________________________________________________________________

Property Exploration Expenditures             500,000           650,000
___________________________________________________________________________

                                             $550,000          $700,000
___________________________________________________________________________

The Company's business plan for the year 2006 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to continue using Montgomery Consulting Ltd. and third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed its drill program at Scout Lake in 2005. The results of the drill program do not warrant spending further time and money at this location. The main thrust of our program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. As at December 31, 2005, the Company has 18 mineral claims in this area which covers the richest indicator mineral concentration so far encountered.

The combination of numerous indicator minerals (pyrope garnets and chrome diopsides) and magnetic anomalies make this area a prime target. The indicator mineral suite is identical chemically to that of the Fort a la Corne district. An early drilling program is anticipated for this area. Additional targets in the Wood Mountain district and other areas will also be investigated. Keating analysis of existing geophysical data over the Company's claim holdings has identified 6 potential diamond targets, including the 3 targets that were previously designated as high priority drill targets. Preliminary investigation of these targets will be carried out to assess the possibility of diamond deposits existing on the Company's properties.

The Company estimates that we will require approximately $2,000,000 Canadian to conduct its full exploration program over a two year period. This amount will be used to pay for prospecting and geological mapping, airborne surveys, lodging and food for workers, transportation of workers to and from the work sites, fuel, pick-up truck rentals, assays, drilling, equipment rental, additional claim staking, and supervision, including a daily rate payable to Dr. Montgomery of $400 per day in Canadian funds (approximately US $332), plus out of pocket expenses, for time spent in the field.

The officers and directors have agreed to pay all costs and expenses of having us comply with the federal securities laws (and being a public company, should the Company be unable to do so). We estimate that these costs will be approximately $20,000 per year. Our officers and directors have also agreed to pay the other expenses of the Company, excluding those direct costs and expenses of data gathering and mineral exploration, should the Company be unable to do so. To implement our business plan, we will need to secure financing for our business development. We have no source for funding at this time.

If we are unable to raise additional funds to satisfy our reporting obligations, investors will no longer have access to current financial and other information about our business affairs.

Additional funding to conduct either our full exploration program or a partial exploration program will depend upon our ability to secure loans or obtain either private or public financing. We have had some preliminary negotiations for funding that have been unsuccessful and we currently have not undertaken any further negotiations. There is no assurance that we will be able to obtain such funding on any terms or terms acceptable to us and if adequate funds are not available, we believe that our business development will be adversely affected. Accordingly, there is no assurance that we will be able to continue in business.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7. FINANCIAL STATEMENTS.








                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2005
                                DECEMBER 31, 2004

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Consolidated Financial Statements                             F-6-13
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Madison Explorations, Inc.
Vancouver, British Columbia


I have audited the accompanying consolidated balance sheet of Madison Explorations, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the period June 15, 1998 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Explorations, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended and the period June 15, 1998 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC


March 24, 2006
Las Vegas, Nevada


                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,    December 31,
                                                            2005            2004
                                                        ____________    ____________
                           ASSETS

CURRENT ASSETS
     Cash                                                 $ 56,288        $ 30,841
                                                          ________        ________

            Total current assets                          $ 56,288        $ 30,841
                                                          ________        ________

                   Total assets                           $ 56,288        $ 30,841
                                                          ========        ========


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities             $  2,500        $  5,927
     Note payable                                           26,797               -
     Deferred revenue                                       94,000          44,000
     Officers loans and advances                            27,895          26,654
                                                          ________        ________

            Total current liabilities                     $151,192        $ 76,581
                                                          ________        ________


STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 500,000,000 shares;
        issued and outstanding:  115,320,000 shares
        at December 31, 2004 and 115,320,000
        shares at December 31, 2005                       $115,320        $115,320
     Additional paid-in capital                           (109,398)       (109,398)
     Accumulated other comprehensive income                 (2,998)         (2,554)
     Accumulated deficit during development stage          (97,828)        (49,108)
                                                          ________        ________

            Total stockholders' deficit                   $(94,904)       $(45,740)
                                                          ________        ________

                   Total liabilities and
                   stockholders' deficit                  $ 56,288        $ 30,841
                                                          ========        ========


          See Accompanying Consolidated Notes to Financial Statements.




                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Year Ended               June 15, 1998
                                   _____________________________     (inception) to
                                   December 31,     December 31,      December 31,
                                       2005             2004            2005
                                   ____________     ____________     ______________

Revenues                           $          -     $          -        $      -

Cost of revenue                               -                -               -
                                   ____________     ____________        ________

         Gross profit              $          -     $          -        $      -

Operating expenses
  Exploration and development      $     21,395     $     28,815        $ 50,210
  General and administrative             23,960           19,380          43,340
                                   ____________     ____________        ________
          Operating loss           $    (45,355)    $    (48,195)       $(93,550)

Other expense                             3,365              913           4,278
                                   ____________     ____________        ________

   Net loss                        $    (48,720)    $    (49,108)       $(97,828)
                                   ============     ============        ========
   Net loss per share, basic
   and diluted                     $      (0.00)    $      (0.00)
                                   ============     ============
   Average number of shares
   of common stock outstanding      115,320,000        90,465,410
                                   ============     ============


          See Accompanying Consolidated Notes to Financial Statements.




                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              Accumulated
                                                                                Deficit       Accumulated
                                          Common Stock          Additional      During           Other
                                     _______________________     Paid in      Development    Comprehensive
                                       Shares        Amount      Capital         Stage          Income        Total
                                     ___________    ________    __________    ___________    _____________   ________

June 15, 1998, issue
  common stock                        56,250,000    $ 56,250    $  (55,800)    $       -        $     -      $    450
Net loss, December 31, 1999
                                     ___________    ________    __________     _________        _______      ________
Balance, December 31, 1999            56,250,000    $ 56,250    $  (55,800)            -        $     -      $    450

Net loss, December 31, 2000
                                     ___________    ________    __________     _________        _______      ________
Balance, December 31, 2000            56,250,000    $ 56,250    $  (55,800)    $       -        $     -      $    450

Net loss, December 31, 2001
                                     ___________    ________    __________     _________        _______      ________
Balance, December 31, 2001            56,250,000    $ 56,250    $  (55,800)    $       -        $     -      $    450

Net loss, December 31, 2002
                                     ___________    ________    __________     _________        _______      ________
Balance, December 31, 2002            56,250,000    $ 56,250    $  (55,800)    $       -        $     -      $    450

Net loss, December 31, 2003
                                     ___________    ________    __________     _________        _______      ________
Balance, December 31, 2003            56,250,000    $ 56,250    $  (55,800)    $       -        $     -      $    450

Issuance of common stock              59,070,000      59,070       (58,598)                                       472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                 5,000                                      5,000
Foreign currency translation
   adjustments                                                                                   (2,554)       (2,554)
Net loss, December 31, 2004                                                      (49,108)                     (49,108)
                                     ___________    ________    __________     _________        _______      ________
Balance, December 31, 2004           115,320,000    $115,320    $ (109,398)    $ (49,108)       $(2,554)     $(45,740)

Foreign currency translation
   adjustments                                                                                     (444)         (444)
Net loss, December 31, 2005                                                      (48,720)                     (48,720)
                                     ___________    ________    __________     _________        _______      ________

Balance, December 31, 2005           115,320,000    $115,320    $ (109,398)    $ (97,828)       $(2,998)     $(94,904)
                                     ===========    ========    ==========     =========        =======      ========


          See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended               June 15, 1998
                                                             _____________________________     (inception) to
                                                             December 31,     December 31,      December 31,
                                                                 2005             2004              2005
                                                             ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net loss                                                   $(48,720)        $(49,108)         $(97,828)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable and accruals         (3,088)           5,588             2,500
    Increase in deferred revenues                                50,000           44,000            94,000
                                                               ________         ________          ________
         Net cash used in
            operating activities                               $ (1,808)        $    480          $ (1,328)
                                                               ________         ________          ________
Cash Flows From
Investing Activities
                                                               $      -         $      -          $      -
                                                               ________         ________          ________
         Net cash from
            investing activities                               $      -         $      -          $      -
                                                               ________         ________          ________
Cash Flows From
Financing Activities
    Issuance of common stock                                   $      -         $    472          $    922
    Capital contribution                                              -            5,000             5,000
    Officer loans and advances                                      350           23,897            24,247
    Proceeds from note payable                                   26,797                -            26,797
                                                               ________         ________          ________

         Net cash provided by
            financing activities                               $ 27,147         $ 29,369          $ 56,966
                                                               ________         ________          ________
Effect of exchange rate changes on cash and
    cash equivalents                                           $    108         $    542          $    650
                                                               ________         ________          ________
         Net increase (decrease)
            in cash                                            $ 25,447         $ 30,391          $ 56,288

Cash, beginning of period                                        30,841              450          $      -
                                                               ________         ________          ________

Cash, end of period                                            $ 56,288         $ 30,841          $ 56,288
                                                               ========         ========          ========


          See Accompanying Consolidated Notes to Financial Statements.


                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Madison  Explorations  Inc. (the  "Company"),  formerly known as  Madison-Taylor
General Contractors, Inc., was incorporated in the State of Nevada on June 15, 1998. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company currently has operations in the exploration of natural resources and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

As further explained in Note 3, the Company has entered into an agreement with Dr. Joseph Montgomery to acquire an 80% working interest in the Scout Lake Property, located near the town of Scout Lake, Saskatchewan. The parties have also agreed to work exclusively with each other in the Provinces of Saskatchewan, Alberta and the State of Montana. The Company intends to develop the properties from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company will use the services of Montgomery Consultants Ltd. as well as other 3rd party contractors to conduct surveys and exploration at the properties to begin to enable it to determine whether it can extract and produce diamonds (see Note 3).

The Company incorporated Scout Resources, Inc. as a wholly owned subsidiary to conduct the Canadian exploration activities of the Company.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

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

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that, at a minimum, the Company will still need total additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2006 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and December 31, 2004.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $ 938 and $1,797, respectively.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

IMPAIRMENT OF LONG-LIVED ASSETS

Impairment losses on long-lived assets, such as mining claims, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the Company's operations is Canadian dollars. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders' deficiency while foreign currency transaction gains and losses are included in operations.

The Company recorded a foreign currency (gain) loss of $94 and $243 during the year ended December 31, 2005 and 2004, respectively.

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4)." SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions and does not believe it will have a material impact on our consolidated financial statements.

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

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares of $0.001 par stock. On June 15, 1998 the Company authorized and issued 56,250,000 shares of its common stock in consideration of $450 in cash.

On June 7, 2004 the Company issued 59,070,000 in consideration of $472 in cash.

On June 14, 2004, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 500,000,000 common shares. The no par value was changed to $0.001 per share.

On June 14, 2004, the Company's shareholders approved a forward split of its common stock at five thousand shares for one share of the existing shares. The number of common stock shares outstanding increased from 23,064 to 115,320,000. Prior period information has been restated to reflect the stock split

NET LOSS PER COMMON SHARE

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

The Company has no warrants or options outstanding at December 31, 2005 and December 31, 2004.

NOTE 3.  MINERAL CLAIMS

SCOUT LAKE

Pursuant to an agreement consummated on June 16, 2004, the Company acquired an 80% interest in certain mineral dispositions near the Town of Scout Lake, Saskatchewan from two third parties. One of the parties is a key consultant and advisor to the Company

Under the terms of the agreement the Company must spend Canadian Adjusted Dollars ("CAD") $150,000 CAD (approximately $125,000 USD) on exploration work by October 1, 2005 and an additional $200,000 CAD (approximately $166,000 USD) by August 1, 2006. The other third parties will not be required to fund any exploration work on the property until a positive feasibility study is obtained, after which they will be required to fund their 20% of mine development costs. On September 1, 2005, the Company amended the agreement to extend the work program deadlines to May 31, 2006 and May 31, 2007 instead of the October 1, 2005 and August 1, 2006 dates, respectively.

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 3.  MINERAL CLAIMS (CONTINUED)

Under the terms of the agreement, the Company will issue shares to these third parties to provide them 10% of the Company's outstanding shares calculated as of July 1, 2004. These shares are issuable upon the completion of the initial required exploration work ("work program") and the determination to continue developing the Scout Lake properties. If it is determined after the work program that no further development will be undertaken, no shares will be issued. Issuable shares upon the completion of the work program and a decision of the Company to continue exploration are 12,813,334.

HERBERT ANOMALY (AKA BULLS-EYE TARGET)

Pursuant to an agreement consummated on September 19, 2004, the Company sold an option for 20% interest in revenue from the mineral claims the Company has in the Herbert Anomaly in Saskatchewan to Echo Resources, Inc. ("Echo") in non-refundable consideration of $44,000. This is treated as a deferred income on the financial statements to be recognized when the expenses of the exploration occur to match revenues to the associated expenses.

After February 28, 2006, Echo will be required to fund 50% of any additional exploration work on the property to maintain its 20% interest. If the Company decides not to continue work on the property, Echo will have the first right of refusal to continue development of the site.

BRONCO TARGET

Pursuant to an agreement consummated on September 14, 2005, the Company sold an option for 15% interest in revenue from the mineral claims the Company has in the Bronco Target in Saskatchewan to Echo in non-refundable consideration of $50,000. This is treated as a deferred income on the financial statements to be recognized when the expenses of the exploration occur to match revenues to the associated expenses.

After June 14, 2006, Echo will be required to fund 50% of any additional exploration work on the property to maintain its 15% interest. If the Company decides not to continue work on the property, Echo will have the first right of refusal to continue development of the site.

NOTE 4.  NOTE PAYABLE

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $1,797 for the year ended December 31, 2005. The note payable balance including accrued interest was $26,797 at December 31, 2005.

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 5.  RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $1,091 in CAD ($908 USD) at December 31, 2005 and December 31, 2004, respectively.

The Company paid $4,868 and $12,186 of exploration and development expenses to Montgomery Consultants, Ltd., a related party controlled by a director of the Company, during the year ended December 31, 2005 and the year ended December 31, 2004, respectively.

Accrued interest on the officers advances was $1,257 and $643 as of December 31, 2005 and 2004, respectively. The officer advances were $27,748 and $26,654 at December 31, 2005 and 2004, respectively.

NOTE 6.  COMPREHENSIVE INCOME


Accumulated other comprehensive income consists of the following:

                                Dec. 31, 2005     Dec. 31, 2004
                                _____________     _____________

     Foreign currency
     translation adjustment       $ (2,998)         $ (2,554)
                                  ========          ========

The components of other comprehensive income for the year ended December 31, 2005 and June 15, 1998 (date of inception) through December 31, 2005:


                                Dec. 31, 2005     Since inception
                                _____________     _______________

     Foreign currency
     translation adjustment        $ (444)           $ (2,998)
                                   ======            ========

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

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 6.  INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:
                                           2005          2004
                                         _________     _________

     Net operating loss carryforward     $  33,707     $  17,237
     Valuation allowance                   (33,707)      (17,237)
                                         _________     _________
     Net deferred tax asset              $       -     $       -
                                         =========     =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                                        Since
                                           2005            2004       Inception
                                         _________       ________     _________

     Tax at statutory rate (35.1%)       $  16,470       $ 17,237     $  33,707
     Increase in valuation allowance       (16,470)       (17,237)      (33,707)
                                         _________       ________     _________
     Net deferred tax asset              $       -       $      -     $       -
                                         =========       ========     =========

The net non-capital loss carry forward will expire from 2011 through 2012. This carry forward may be limited upon the consummation of a business combination Canadian tax regulations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and
(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2005.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, address and position of each of our executive officers and directors as of the date hereof:

Name                              Age        Position
________________________________________________________________

Kevin M. Stunder                  37         Director and
807 - 525 Seymour Street                     President
Vancouver, BC
Canada, V6B 3H7

Joel Haskins                      35         Director, Secretary
807 - 525 Seymour Street                     and Treasurer
Vancouver, BC
Canada, V6B 3H7

Dr. Joseph Montgomery             78         V.P. Director and
807 - 525 Seymour Street                     VP Exploration
Vancouver, BC
Canada, V6b 3H7

Kevin Stunder, President and Director

Mr. Stunder has over 10 years experience in business strategy and marketing. He has acted in a Director role of several public companies including VantagePoint Systems Inc., Intrawest Corporation, and Rhino Resources, Inc. He brings leadership operational expertise and vision to the management team. Kevin holds a degree in Business Administration from Simon Fraser University. During his tenure with Intrawest, Mr. Stunder has spoken at several executive engagements and Mr. Stunder was awarded "Best Integrated Customer Relationship Management/Ebusiness Solution" from the Microsoft Industry Solutions Awards in 2000 and Internet World's "Best Canadian Recreational Website" in 1998. Both of these awards were achieved while Mr. Stunder was employed by Intrawest Corporation as the Director of Ecommerce.

Dr. Joseph Montgomery, PhD, P. Eng., VP Exploration and Director

Dr. Montgomery received his Ph.D. in Geology from Queen's University (Ontario) and University of British Columbia in 1967. In 1968, he founded Montgomery consultants consulting firm engaged in mining exploration, property evaluation, property development, syndicate management, ore reserve estimates and computer application in the mining industry. Clients have included many major and junior mining companies, Canadian federal and provincial governments and United Nations. In 1994, Dr. Montgomery presented "Diamond Exploration in Canada" - An Update, for the Canadian Institute of Gemology.

As part of his continuing role with the Company, Dr. Montgomery will act as the Company's Vice President of Exploration. Dr. Montgomery will oversee all exploration activities and provide market analysis and geologic and reserve analysis for The Company. He has prepared more than 300 geological reports on various mineral deposits including precious metals, base metals, industrial minerals and gemstones for clients and regulatory agencies. Dr. Montgomery has undertaken mineral investigations in North America and South America, Africa, Europe, Asia and Australia.

Joel Haskins, CA, Director, Secretary & Treasurer

Mr. Haskins will provide the financial expertise required to direct The Company's financial affairs. Mr. Haskins has worked as the Chief Financial Officer and Executive Director of Vontobel Private Equity Management (Cayman) Ltd. a Swiss Venture capital firm managing over USD 1 Billion in public and private investments. He graduated from Simon Fraser University in Canada, with a degree in Business Administration and then went on to become a Chartered Accountant in 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2005, were met with the following exceptions:

                 Number of Late    Number of Transactions Not    Failure to File
Name             Reports           Reported on a Timely Basis    Requested Forms
________________________________________________________________________________

Kevin Stunder    1 (Form 3)        None                               0
Joel Haskins     1 (Form 3)        None                               0

In 2006, the named officers above filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities - upon learning that the Forms were a requirement.

Due to the complexity of the reporting rules, we expect to institute procedures to assist our officers and directors with these obligations.

CODE OF ETHICS

The Company's board of directors has not adopted a code of ethics (the "Code") that applies to members of our Board of Directors, its officers including its Chief Executive Officer (being its principal executive officer), and its chief financial officer (being its principal financial and accounting officer). Because the Company currently has only two executive officers (both of whom are also directors of the Company), it is not considered necessary for the Company to adopt a Code of Business Conduct and Ethics. Once the Company's operations expand and it has additional employees, the Company intends to adopt a Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

The executive officers, Mssrs. Stunder and Haskins, have not yet received any annual salary compensation for their services. However, the executive officers will likely receive an annual salary or other compensation in the future. The Company has not entered into employment agreements with any of its officers or directors of the Company.

The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholder's meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

No remuneration has been paid for officers and directors except reimbursement for out-of-pocket expenditures for activities on the Company's behalf. None of the officers and directors anticipates devoting more than 10% of his time to Company activities.

The Company has paid no compensation or consulting fees to its executive officers as a group. The Company is not a party to any employment agreements. The Company has no retirement pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering its officers and directors, and does not contemplate implementing any such plans at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

                    Name and Address         Amount and Nature      Percentage
Title of Class     of Beneficial Owner      of Beneficial Owner      of Class
______________________________________________________________________________

Common             Kevin M. Stunder            32,035,000             27.78%
                   807 - 525 Seymour St.
                   Vancouver, BC
                   V6B 3H7

Common             Joel Haskins                32,035,000             27.78%
                   807 - 525 Seymour St.
                   Vancouver, BC
                   V6B 3H7

Common             All Officers and
                   Directors as a Group        64,070,000             55.56%
                   (three [3] individual)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into an Acquisition Agreement dated June 16, 2004 and as amended dated on September 15, 2005 with Dr. Montgomery and Frankie Fu. Under the terms of the Acquisition Agreement, the Company must spend CAD 150,000 (approximately US $120,000) by May 31, 2006 and an additional CAD 200,000 (approximately US $170,000) by May 31, 2007 on exploration work. Dr. Montgomery and Mr. Fu will not be required to fund any exploration work on the property until a positive feasibility study is obtained, after which they will be required to fund their 20% of mine development costs.

Dr. Montgomery and Frankie Fu have a pre-existing personal and business relationship with each other. With Mr. Fu as the financial partner, they acquired the Scout Lake Property on April 30, 2002 and title to the interest in the property was vested in the name of Joseph Montgomery. In addition, Dr. Montgomery provides certain data gathering and exploration services under the name Montgomery Consultants Ltd.

Dr. Montgomery serves as the company's Vice President of Exploration, and therefore is responsible for the planning and execution of our exploration plans. It is assumed that he is involved in all aspects of our work that he is capable of, all other work is contracted.

Under the terms of the Acquisition Agreement, we will issue shares to Dr. Montgomery and Frankie Fu to provide them 10% of the Company's outstanding shares calculated as of July 1, 2004. These shares are issuable upon the completion of the initial required exploration work and the determination to continue developing the Scout Lake properties. If it is determined after the work program that no further development will be undertaken, no shares will be issued. The shares to be issued by us upon the completion of the work program and a decision of the Company to continue exploration are not to exceed 12,813,334 shares of common stock.

The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholder's meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

Any transactions between the Company and our officers and directors or five (5%) shareholders and their respective affiliates (to include Frankie Fu, Dr. Joseph Montgomery's partner) will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the disinterested directors.

ITEM 13. EXHIBITS.

There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

Exhibit Number         Description of Document

Articles of Incorporation and Bylaws
 3.1                   Articles of Incorporation, as amended (1)
 3.2                   Bylaws (adopted prior to name change) (1)

Material Contracts
 10.1                  Mineral Property Agreement Contract dated June 16, 2004
                       (1)
 10.2                  Amendment to Property Agreement  [10.1] dated September
                       1, 2005 (2)
 10.3                  Option Agreement dated September 14, 2005 with Echo
                       Resources, Inc. (2)

Consents of Experts and Counsel
 23.1                  Consent of Kyle Tingle
Rule 13a-14(a)/15d-14a(a) Certifications
 31.1                  Certification of Chief Executive Officer
 31.2                  Certification of Chief Financial Officer

Section 1350 Certifications
 32.1                  Section 906 Certification of Chief Executive Officer
 32.2                  Section 906 Certification of Chief Financial Officer

Additional Exhibits
99.1                   Mineral Resource Map of Saskatchewan (3)

(1) Previously filed on May 4, 2005 as part of the Company's Registration Statement on Form 10SB12G, File No. 000-51302
(2) Previously filed on November 4, 2005 as part of the Company's Registration Statement on Form 10SB12G/A, File No. 000-51302
(3) Previously filed on December 22, 2005 as part of the Company's Registration Statement on Form 10SB12G/A, File No. 000-51302

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2005 and 2004, the Company incurred the following fees for professional services rendered by the principal accountant:

                                          2005               2004
                                         _____               ____
Audit Fees                             $ 2,556            $    -
Audit Related Fees                       3,000              1,750
                                       _______            _______
Total                                  $ 5,556            $ 1,750

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:   APRIL 13, 2006             MADISON EXPLORATION, INC.


                                    BY: /s/ KEVIN M. STUNDER
                                        ________________________________________
                                            Kevin M. Stunder
                                            Chief Executive Officer and Director



                                    BY: /s/ JOEL HASKINS
                                        ________________________________________
                                            Joel Haskins
                                            Chief Financial Officer and Director