Form 10QSB
period 2006-03-31
Madison Explorations Inc.
filed 2006-05-19
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

            NEVADA
_______________________________                              ___________________
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2006, and as of the date hereof, there were outstanding 115,520,000 shares of the Registrant's Common Stock, $.001 par value.

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

                                 MARCH 31, 2006
                                DECEMBER 31, 2005

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

   Consolidated Balance Sheets                                               F-1

   Consolidated Statements of Operations                                     F-2

   Consolidated Statements of Stockholders' Equity (Deficit)                 F-3

   Consolidated Statements of Cash Flows                                     F-4

   Notes to Consolidated Financial Statements                              F-5-7
________________________________________________________________________________


                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         March 31,      December 31,
                                                              2006              2005
                                                         _________      ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                $  97,531       $  56,288
                                                         _________       _________
            Total current assets                         $  97,531       $  56,288
                                                         _________       _________

                   Total assets                          $  97,531       $  56,288
                                                         =========       =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities            $   2,752       $   2,500
     Note payable and accrued interest                      27,297          26,797
     Deferred revenue                                       94,000          94,000
     Officers loans and advances                            28,100          27,895
                                                         _________       _________
            Total current liabilities                    $ 152,149       $ 151,192
                                                         _________       _________

STOCKHOLDERS' (DEFICIT)
     Common stock: $.001 par value;
        authorized 500,000,000 shares;
        issued and outstanding:  115,320,000 shares
        at December 31, 2005 and 115,520,000
        shares at March 31, 2006                         $ 115,520       $ 115,320
     Additional paid-in capital                            (59,598)       (109,398)
     Accumulated other comprehensive income                 (3,023)         (2,998)
     Accumulated deficit during development stage         (107,517)        (97,828)
                                                         _________       _________
            Total stockholders' (deficit)                $ (54,618)      $ (94,904)
                                                         _________       _________
                   Total liabilities and
                   stockholders' (deficit)               $  97,531       $  56,288
                                                         =========       =========

          See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      June 15, 1998
                                          Three months ended         (inception) to
                                       March 31,         March 31,        March 31,
                                            2006              2005             2006
                                    ____________      ____________   ______________

Revenues                            $          -      $          -     $          -

Cost of revenue                                -                 -                -
                                    ____________      ____________     ____________
           Gross profit             $          -      $          -     $          -
Operating expenses
   Exploration and development      $      3,766      $     21,026     $     53,976
   General and administrative              4,978             5,302           48,318
                                    ____________      ____________     ____________
           Operating (loss)         $     (8,744)          (26,328)    $   (102,294)

Other expense                                945               105            5,223
                                    ____________      ____________     ____________
   Net loss                         $     (9,689)     $    (26,433)    $   (107,517)
                                    ============      ============     ============

   Net loss per share, basic
   and diluted                      $      (0.00)     $      (0.00)
                                    ============      ============
   Average number of shares
   of common stock outstanding       115,322,222       115,320,000
                                    ============      ============


         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                              Accumulated
                                                                                Deficit        Accumulated
                                                                Additional      During           Other
                                        Common Stock             Paid in      Development     Comprehensive
                                    Shares         Amount        Capital         Stage           Income        Total
                                 ____________     _________     __________    ___________     ____________   _________

June 15, 1998, issue
  common stock                     56,250,000     $  56,250     $  (55,800)    $        -       $      -     $     450
Net loss, December 31, 1999
                                 ____________     _________     __________     __________       ________     _________
Balance, December 31, 1999         56,250,000     $  56,250     $  (55,800)             -       $      -     $     450

Net loss, December 31, 2000
                                 ____________     _________     __________     __________       ________     _________
Balance, December 31, 2000         56,250,000     $  56,250     $  (55,800)    $        -       $      -     $     450

Net loss, December 31, 2001
                                 ____________     _________     __________     __________       ________     _________
Balance, December 31, 2001         56.250.000     $  56,250     $  (55,800)    $        -       $      -     $     450

Net loss, December 31, 2002
                                 ____________     _________     __________     __________       ________     _________
Balance, December 31, 2002         56.250.000     $  56,250     $  (55,800)    $        -       $      -     $     450

Net loss, December 31, 2003
                                 ____________     _________     __________     __________       ________     _________
Balance, December 31, 2003         56.250.000     $  56,250     $  (55,800)    $        -       $      -     $     450

Issuance of common stock           59,070,000        59,070        (58,598)                                        472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                 5,000                                       5,000
Foreign currency translation
   adjustments                                                                                    (2,554)       (2,554)
Net loss, December 31, 2004                                                       (49,108)                     (49,108)
                                 ____________     _________     __________     __________       ________     _________
Balance, December 31, 2004        115,320,000     $ 115,320     $ (109,398)    $  (49,108)      $ (2,554)    $ (45,740)

Foreign currency translation
   adjustments                                                                                      (444)         (444)
Net loss, December 31, 2005                                                       (48,720)                     (48,720)
                                 ____________     _________     __________     __________       ________     _________
Balance, December 31, 2005        115,320,000     $ 115,320     $ (109,398)    $  (97,828)      $ (2,998)    $ (94,904)

Issuance of common stock              200,000           200         49,800                                      50,000
Foreign currency translation
   adjustments                                                                                       (25)          (25)
Net loss, three month period
   ended March 31, 2006                                                            (9,689)                      (9,689)
                                 ____________     _________     __________     __________       ________     _________
Balance, March 31, 2006           115,520,000     $ 115,520     $  (59,598)    $ (107,517)      $ (3,023)    $ (54,618)
                                 ============     =========     ==========     ==========       ========     =========

          See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Dec. 3, 1998
                                                                 Three months ended         (inception) to
                                                              March 31,      March 31,           March 31,
                                                                   2006           2005                2006
                                                              _________      _________      ______________

Cash Flows From
Operating Activities
    Net loss                                                  $  (9,689)     $ (26,433)       $ (107,517)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    (Increase) in advances to consultant                              -                                -
    Increase (decrease) in accounts payable and accruals            752         (2,595)            5,049
Increase in deferred revenue                                          -              -            94,000
                                                              _________      _________        __________
         Net cash used in
            operating activities                              $  (8,937)     $ (29,028)           (8,468)
                                                              _________      _________        __________
Cash Flows From
Investing Activities
         Net cash provided used in
            investing activities                              $       -      $       -                 -
                                                              _________      _________        __________
Cash Flows From
Financing Activities
    Issuance of common stock                                  $  50,000      $       -        $   50,922
Capital contribution                                                  -              -             5,000
    Officer loans and advances                                      321              -            24,568
Note payable                                                          -         25,000            25,000
                                                              _________      _________        __________
         Net cash provided by
            financing activities                              $  50,321      $  25,000        $  105,490
                                                              _________      _________        __________
Effect of exchange rate changes on cash and
    cash equivalents                                          $    (141)     $    (217)       $      509
                                                              _________      _________        __________
         Net increase (decrease)
            in cash                                           $  41,243      $  (4,245)       $   97,531

Cash, beginning of period                                        56,288         30,841                 -
                                                              _________      _________        __________
Cash, end of period                                           $  97,531      $  26,596        $   97,531
                                                              =========      =========        ==========


          See Accompanying Consolidated Notes to Financial Statements.


                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-SB of Madison Explorations, Inc. for the year ended December 31, 2005. When used in these notes, the terms "Company," "we," "us" or "our" mean Madison Explorations, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that the Company will still need additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2007 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the consolidated financial conditions or results of operations.

NOTE 3. STOCKHOLDERS' EQUITY

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Reg-S shares in exchange for $50,000.

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 4. NOTE PAYABLE

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $2,297 as at March 31, 2006 and $1,797 for the year ended December 31, 2005. The note payable balance including accrued interest was $27,297 at March 31, 2006

NOTE 5. RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $0 in Canadian funds at March 31, 2006 and December 31, 2005, respectively.

Exploration and development expenses were paid to Montgomery Consultants, Ltd., a related party controlled by a director of the Company, for the three months ended March 31, 2006 of $0 and for the year ended December 31, 2005 of $4,868.

Interest on the notes payable for the quarter ended March 31, 2006, was $321 and $1,257 for the year ended December 31, 2005. As of March 31, 2006, the officer advances in USD was $27,953, including $2,267 in accrued interest.

NOTE 6. COMPREHENSIVE INCOME


Accumulated other comprehensive income consists of the following:

                                                 March 31,     Dec. 31,
                                                      2006         2005
                                                 _________     ________

     Foreign currency translation adjustment     $  (3,023)    $ (2,998)
                                                 =========     ========

The components of other comprehensive income for the three-month period ended March 31, 2006 and the year ended December 31, 2005:



                                                 March 31,     Dec. 31,     Inception
                                                      2006         2005      to date
                                                 _________     ________     _________

     Foreign currency translation adjustment     $     (25)    $ (444)      $ (3,023)
                                                 =========     ======       ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,100 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $94,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye) and the sale of a 15% interest in another claim (Bronco) to support its limited operations. During the three months ended March 31, 2006, the Company also entered into a private placement agreement whereby the Company issued 200,000 Regulation S Common shares in exchange for $50,000. As of March 31, 2006, we had approximately $97,531 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to use for the second phase of its exploration program.

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

________________________________________________________________________________

Planned Exploration on future Claims           Year 1            Year 2
________________________________________________________________________________

Claim Staking/property acquisition             50,000            50,000
________________________________________________________________________________

Property Exploration Expenditures             500,000           650,000
________________________________________________________________________________

                                             $550,000          $700,000
________________________________________________________________________________

The Company's business plan for the year 2006 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to continue using Montgomery Consulting Ltd. and third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed its drill program at Scout Lake in 2005. The results of the drill program do not warrant spending further time and money at this location. The main thrust of our program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. As of April 28, 2006, the Company has 25 mineral claims in Southern Saskatchewan.

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

The officers and directors have agreed to pay all costs and expenses of having us comply with the federal securities laws (and being a public company) should the Company be unable to do so. We estimate that these costs will be approximately $20,000 per year. Our officers and directors have also agreed to pay the other expenses of the Company, excluding those direct costs and expenses of data gathering and mineral exploration, should the Company be unable to do so. To implement our business plan, we will need to secure financing for our business development. We have no source for funding at this time.

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

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006 were effective at a level that provides reasonable assurance to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion describes unregistered securities sold by Madison Explorations for the three months ended March 31, 2006.

During the three months ended March 31, 2006 we entered into a private placement agreement whereby we issued 200,000 Regulation S Common shares in exchange for $50,000. No underwriters were involved and no fees were paid. We relied on an exemption from registration provided by Section 903 of Regulation S. All sales were offshore transactions, with no direct selling in the United States, the shares are restricted securities and cannot be sold to or for the account of a United States citizen without registration or unless an exemption from registration exists.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

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



Dated:   May 18, 2006                   MADISON EXPLORATION, INC.



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