Form 10QSB
period 2006-06-30
Madison Explorations Inc.
filed 2006-08-21
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.
                                       OR

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


     525 Seymour Street, Suite 900
         Vancouver, BC, Canada                                         V6B 3H7
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (604) 974-0568
                       Issuer's fax number: (604) 974-0569


                                       N/A
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report. Former Address: 525 Seymour Street, Suite 807, Vancouver, BC, Canada, V6B 3H7)

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At June 30, 2006, and as of the date hereof, there were outstanding 115,520,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2006
                                DECEMBER 31, 2005

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

   Consolidated Statements of Stockholders' (Deficit)                    F-3

   Consolidated Statements of Cash Flows                                 F-4

   Notes to Consolidated Financial Statements                      F-5 - F-7
----------------------------------------------------------------------------

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                      June 30,      December 31,
                                                                                                          2006              2005
                                                                                                 -------------     -------------
                                                                     ASSETS

          CURRENT ASSETS
               Cash                                                                              $      81,142     $      56,288
               Exploration Deposits                                                                     18,635                 -
               Prepaid Expenses                                                                          4,479                 -
                                                                                                 -------------     -------------

                      Total current assets                                                       $     104,256     $      56,288
                                                                                                 -------------     -------------


                             Total assets                                                        $     104,256     $      56,288
                                                                                                 =============     =============


                                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          CURRENT LIABILITIES
               Accounts payable and accrued liabilities                                          $       4,000     $       2,500
               Note payable and accrued interest                                                        27,797            26,797
               Deferred revenue                                                                        144,000            94,000
               Officers loans and advances                                                              29,732            27,895
                                                                                                 -------------     -------------

                      Total current liabilities                                                  $     205,529     $     151,192
                                                                                                 -------------     -------------


          STOCKHOLDERS' (DEFICIT)
               Common stock: $.001 par value;
                  authorized 500,000,000 shares;
                  issued and outstanding:  115,320,000 shares
                  at December 31, 2005 and 115,520,000
                  shares at June 30, 2006                                                        $     115,520     $     115,320
               Additional paid-in capital                                                              (59,598)         (109,398)
               Accumulated other comprehensive income                                                   (5,097)           (2,998)
               Accumulated deficit during development stage                                           (152,098)          (97,828)
                                                                                                 --------------    --------------

                      Total stockholders' (deficit)                                              $    (101,273)    $     (94,904)
                                                                                                 --------------    --------------

                             Total liabilities and
                             stockholders' (deficit)                                             $     104,256     $      56,288
                                                                                                 =============     =============



         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                                   June 15, 1998
                                                    Three months ended                Six months ended            (inception) to
                                                June 30,         June 30,         June 30,          June 30,         June 30,
                                                 2006             2005             2006              2005             2006
                                             -------------     ------------     ------------     -------------     ------------

       Revenues                             $            -    $           -     $          -     $           -     $          -

       Cost of revenue                      $            -    $           -                -                 -                -
                                             -------------     ------------     ------------     -------------     ------------
                  Gross profit              $            -    $           -     $          -     $           -     $          -
       Operating expenses
          Exploration and development       $       13,714    $        1051     $     17,480     $      21,930     $     67,690
          General and administrative                30,155             3537           35,133             8,491           78,473
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)                 (43,869)          (4,588)    $    (52,613)          (30,421)    $   (146,163)

       Other expense                                   712              451            1,657               903            5,935
                                            --------------    -------------     ------------     -------------     ------------

          Net loss                          $      (44,581)   $      (5,039)    $    (54,270)    $     (31,324)    $   (152,098)
                                            ===============   ==============    =============    ==============    =============


          Net loss per share, basic
          and diluted                       $       (0.00)    $      (0.00)        $  (0.00)      $     (0.00)
                                            ==============    =============        =========     =============

          Average number of shares
          of common stock outstanding          115,421,657      115,320,000      115,421,657       115,320,000
                                               ===========      ===========     ============     =============



         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                          Accumulated
                                                                                             Deficit      Accumulated
                                                   Common Stock            Additional        During          Other
                                            ---------------------------      Paid in      Development     Comprehensive
                                                Shares         Amount        Capital          Stage         Income          Total
                                            -----------     -----------    -----------    ------------    -----------    ----------

          June 15, 1998, issue
            common stock                     56,250,000     $    56,250    $   (55,800)   $         -     $         -    $     450
          Net loss, December 31, 1999
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 1999         56,250,000     $    56,250    $   (55,800)             -     $         -    $     450

          Net loss, December 31, 2000
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2000         56,250,000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2001
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2001         56.250.000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2002
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2002         56.250.000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2003
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2003         56.250.000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Issuance of common stock           59,070,000          59,070        (58,598)                                        472

          June 14, 2004 forward stock split
             5000:1
          Capital contribution                                                   5,000                                       5,000
          Foreign currency translation
             adjustments                                                                                       (2,554)      (2,554)
          Net loss, December 31, 2004                                                         (49,108)                     (49,108)
                                           ------------     -----------    -----------    ------------    -----------    ----------
          Balance, December 31, 2004        115,320,000     $   115,320    $  (109,398)   $   (49,108)    $    (2,554)   $ (45,740)


          Foreign currency translation
             adjustments                                                                                         (444)        (444)
          Net loss, December 31, 2005                                                         (48,720)                     (48,720)
                                           ------------     -----------    -----------    ------------    -----------    ----------
          Balance, December 31, 2005        115,320,000     $   115,320    $  (109,398)   $   (97,828)    $    (2,998)   $ (94,904)

          Issuance of common stock              200,000             200         49,800                                      50,000
          Foreign currency translation
             adjustments                                                                                       (2,099)      (2,099)
          Net loss, six month period
             ended June 30, 2006                                                              (54,270)                     (54,270)
                                           ------------     -----------    -----------    ------------    -----------    ----------

          Balance, June 30, 2006           115,520,000      $   115,520    $   (59,598)   $  (152,098)    $    (5,097)   $(101,273)
                                           ============     ===========    ===========    ============    ===========    ==========


         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                   Dec. 3, 1998
                                                                                        Six months ended         (inception) to
                                                                                    June 30,          June 30,         June 30,
                                                                                        2006              2005             2006
                                                                                ------------     -------------     ------------

         Cash Flows From
         Operating Activities
             Net loss                                                           $    (54,270)    $     (31,324)    $   (152,098)
             Adjustments to reconcile net loss
             to cash used in operating activities:
             Changes in assets and liabilities
             (Increase) in Exploration Deposits                                      (18,635)                -          (18,635)
             (Increase) in Prepaid Expenses                                           (4,479)                -           (4,479)
             Increase (decrease) in accounts payable and accruals                      2,500            (5,051)           6,797
             Increase in deferred revenue                                             50,000                 -          144,000
                                                                                -------------    --------------    -------------

                  Net cash used in
                     operating activities                                       $    (24,884)    $     (36,375)         (24,415)
                                                                                -------------    --------------    -------------

         Cash Flows From
         Investing Activities
                  Net cash provided used in
                     investing activities                                       $          -     $           -                -
                                                                                ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Issuance of common stock                                           $     50,000     $           -     $     50,922
         Capital contribution                                                              -                 -            5,000
             Officer loans and advances                                                1,837              (781)          29,732
         Note payable                                                                      -            25,000           25,000
                                                                                ------------     -------------     ------------

                  Net cash provided by
                     financing activities                                       $     51,837     $      24,219     $    110,654
                                                                                ------------     -------------     ------------

         Effect of exchange rate changes on cash and
             cash equivalents                                                   $     (2,099)    $         660     $     (5,097)
                                                                                -------------    -------------     -------------

                  Net increase (decrease)
                     in cash                                                    $     24,854     $     (11,496)    $     81,142

         Cash, beginning of period                                                    56,288            30,841                -
                                                                                ------------     -------------     ------------

         Cash, end of period                                                    $     81,142     $      19,345     $     81,142
                                                                                ============     =============     ============




         See Accompanying Consolidated Notes to Financial Statements.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS




NOTE 1.   BASIS OF PRESENTATION


The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-SB of Madison Explorations, Inc. for the year ended December 31, 2005. When used in these notes, the terms "Company," "we," "us" or "our" mean Madison Explorations, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE 2.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that the Company will still need additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2007 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the consolidated financial conditions or results of operations.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.


NOTE 3. STOCKHOLDERS' EQUITY

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Reg-S shares in exchange for $50,000.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



NOTE 4. NOTE PAYABLE

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $2,797 as at June 30, 2006 and $1,797 for the year ended December 31, 2005. The note payable balance including accrued interest was $27,797 at June 30, 2006

NOTE 5. RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $0 in Canadian funds at June 30, 2006 and December 31, 2005, respectively.

Exploration and development expenses were paid to Montgomery Consultants, Ltd., a related party controlled by a director of the Company, for the six months ended June 30, 2006 of $0 and for the year ended December 31, 2005 of $4,868.

Interest on the notes payable for the six months ended June 30, 2006, was $657 and $1,257 for the year ended December 31, 2005. As of June 30, 2006, the officer advances in USD was $29,732, including $2,855 in accrued interest.


NOTE 6. COMMITMENTS AND CONTINGENCIES

In June 2006, the Company entered into a month to month lease agreement for office space with a monthly payment of $1,166 per month. Rent expense for the three months ended June 30, 2006 and 2005 was $1,778 and $643, respectively, and for the six months ended June 30, 2006 and 2005 was $2,477 and 1,294, respectively.

NOTE 7. COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following:

                                                June 30, 2006      Dec. 31, 2005
Foreign currency translation adjustment    $          (5,097)  $         (2,998)
                                           ==================  =================

The components of other comprehensive income for the six-month period ended June 30, 2006 and the year ended December 31, 2005:



                                               June 30, 2006       Dec. 31, 2005     Inception to date
                                          ------------------   -----------------     -----------------
Foreign currency translation adjustment   $          (2,099)   $           (444)     $         (5,097)
                                          ==================   =================     =================


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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,100 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $144,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), the sale of a 15% interest in another claim (Bronco), and a further sale of 15% in another claim (Woodmountain North) to support its limited operations. The Company has also entered into a private placement agreement whereby the Company issued 200,000 Regulation S Common shares in exchange for $50,000. As of June 30, 2006, the Company had approximately $81,142 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to fully implement its planned exploration program.

GEOLOGICAL REPORT: SOUTHERN SASKATCHEWAN

Dr. Joseph Montgomery has prepared a geological report on the Wood Mountain District. The report summarizes some of the Company's claims in the area and the geological formations on the claims that have been identified by aeromagnetic survey and other mineral exploration activities done in the past.

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
________________________________________________________________________________

The Company's business plan for the year 2006 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to continue using Montgomery Consulting Ltd. and other third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed its drill program at Scout Lake in 2005. The results of the drill program do not warrant spending further time and money at this location. The main thrust of our program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. As of August 18, 2006, the Company has 73 mineral claims in Southern Saskatchewan.

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

The officers and directors have agreed to pay all costs and expenses of having the Company comply with the federal securities laws (and being a public company) should the Company be unable to do so. We estimate that these costs will be approximately $20,000 per year. Our officers and directors have also agreed to pay the other expenses of the Company, excluding those direct costs and expenses of data gathering and mineral exploration, should the Company be unable to do so. To implement our business plan, we will need to secure financing for our business development. We have no source for funding at this time.

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


ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2006 were effective at a level that provides reasonable assurance to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2006.


                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three month period ended June 30, 2006.

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



DATED:   August 18, 2006            MADISON EXPLORATION, INC.


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