Form 10QSB
period 2006-09-30
Madison Explorations Inc.
filed 2006-11-14
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.
                                       OR

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At September 30, 2006, and as of the date hereof, there were outstanding 115,520,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006
                                DECEMBER 31, 2005

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                             MANAGEMENT CERFICATION


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




Joel Haskins
Madison Explorations Inc.
Treasurer

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)

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

   Consolidated Statements of Operations                                 F-2

   Consolidated Statements of Stockholders' (Deficit)                    F-3

   Consolidated Statements of Cash Flows                                 F-4

   Notes to Consolidated Financial Statements                      F-5 - F-7
----------------------------------------------------------------------------

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                 September 30,      December 31,
                                                                                                          2006              2005
                                                                                                 -------------     -------------
                                                                     ASSETS

          CURRENT ASSETS
               Cash                                                                              $      33,679     $      56,288
               Exploration Deposits                                                                      4,474                 -
               Prepaid Expenses                                                                          1,043                 -
                                                                                                 -------------     -------------

                      Total current assets                                                       $      39,196     $      56,288
                                                                                                 -------------     -------------


                             Total assets                                                        $      39,196     $      56,288
                                                                                                 =============     =============


                                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          CURRENT LIABILITIES
               Accounts payable and accrued liabilities                                          $       3,526     $       2,500
               Note payable and accrued interest                                                        28,297            26,797
               Deferred revenue                                                                        144,000            94,000
               Officers loans and advances                                                              30,028            27,895
                                                                                                 -------------     -------------

                      Total current liabilities                                                  $     205,851     $     151,192
                                                                                                 -------------     -------------


          STOCKHOLDERS' (DEFICIT)
               Common stock: $.001 par value;
                  authorized 500,000,000 shares;
                  issued and outstanding:  115,320,000 shares
                  at December 31, 2005 and 115,520,000
                  shares at June 30, 2006                                                        $     115,520     $     115,320
               Additional paid-in capital                                                              (59,598)         (109,398)
               Accumulated other comprehensive income                                                   (5,164)           (2,998)
               Accumulated deficit during exploration stage                                           (217,413)          (97,828)
                                                                                                 --------------    --------------

                      Total stockholders' (deficit)                                              $    (166,655)    $     (94,904)
                                                                                                 --------------    --------------

                             Total liabilities and
                             stockholders' (deficit)                                             $      39,196     $      56,288
                                                                                                 =============     =============



         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (AN EXLORATION STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                                   June 15, 1998
                                                    Three months ended                Six months ended            (inception) to
                                             September 30,     September 30,    September 30,    September 30,     September 30,
                                                 2006             2005             2006              2005             2006
                                             -------------     ------------     ------------     -------------     ------------

       Revenues                             $            -    $           -     $          -     $           -     $          -

       Cost of revenue                      $            -    $           -                -                 -                -
                                             -------------     ------------     ------------     -------------     ------------
                  Gross profit              $            -    $           -     $          -     $           -     $          -

       Operating expenses
          Exploration and development       $       38,445    $         296     $     55,925     $      22,226     $    106,135
          General and administrative                26,035            3,627           61,168            12,118          104,508
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)                 (64,480)          (3,923)    $   (117,093)          (34,344)    $   (210,643)

       Other expense                                   835              326            2,492             1,239            6,770
                                            --------------    -------------     ------------     -------------     ------------

          Net loss                          $      (65,315)   $      (4,259)    $   (119,585)    $     (35,583)    $   (217,413)
                                            ===============   ==============    =============    ==============    =============


          Net loss per share, basic
          and diluted                       $       (0.00)    $      (0.00)        $  (0.00)      $     (0.00)
                                            ==============    =============        =========     =============

          Average number of shares
          of common stock outstanding          115,520,000      115,320,000      115,454,799       115,320,000
                                               ===========      ===========     ============     =============



         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                          Accumulated
                                                                                             Deficit      Accumulated
                                                   Common Stock            Additional        During          Other
                                            ---------------------------      Paid in      Development     Comprehensive
                                                Shares         Amount        Capital          Stage         Income          Total
                                            -----------     -----------    -----------    ------------    -----------    ----------

          June 15, 1998, issue
            common stock                     56,250,000     $    56,250    $   (55,800)   $         -     $         -    $     450
          Net loss, December 31, 1999
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 1999         56,250,000     $    56,250    $   (55,800)             -     $         -    $     450

          Net loss, December 31, 2000
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2000         56,250,000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2001
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2001         56.250.000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2002
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2002         56.250.000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Net loss, December 31, 2003
                                           ------------     -----------    ----------     -----------     -----------    ---------
          Balance, December 31, 2003         56.250.000     $    56,250    $   (55,800)   $         -     $         -    $     450

          Issuance of common stock           59,070,000          59,070        (58,598)                                        472

          June 14, 2004 forward stock split
             5000:1
          Capital contribution                                                   5,000                                       5,000
          Foreign currency translation
             adjustments                                                                                       (2,554)      (2,554)
          Net loss, December 31, 2004                                                         (49,108)                     (49,108)
                                           ------------     -----------    -----------    ------------    -----------    ----------
          Balance, December 31, 2004        115,320,000     $   115,320    $  (109,398)   $   (49,108)    $    (2,554)   $ (45,740)


          Foreign currency translation
             adjustments                                                                                         (444)        (444)
          Net loss, December 31, 2005                                                         (48,720)                     (48,720)
                                           ------------     -----------    -----------    ------------    -----------    ----------
          Balance, December 31, 2005        115,320,000     $   115,320    $  (109,398)   $   (97,828)    $    (2,998)   $ (94,904)

          Issuance of common stock              200,000             200         49,800                                      50,000
          Foreign currency translation
             adjustments                                                                                       (2,166)      (2,166)
          Net loss, nine month period
             ended September 30, 2006                                                        (119,585)                    (119,585)
                                           ------------     -----------    -----------    ------------    -----------    ----------

          Balance, September 30, 2006       115,520,000     $   115,520    $   (59,598)   $  (217,413)    $    (5,164)   $(166,655)
                                           ============     ===========    ===========    ============    ===========    ==========


         See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                   Dec. 3, 1998
                                                                                        Nine months ended         (inception) to
                                                                                September 30,     Septemebr30,     September 30,
                                                                                        2006              2005             2006
                                                                                ------------     -------------     ------------

         Cash Flows From
         Operating Activities
             Net loss                                                           $   (119,585)    $     (35,583)    $   (217,413)
             Adjustments to reconcile net loss
             to cash used in operating activities:
             Changes in assets and liabilities
             (Increase) in Deposits                                                   (4,474)                -           (4,474)
             (Increase) in Prepaid Expenses                                           (1,043)                -           (1,043)
             Increase (decrease) in accounts payable and accruals                      2,526            (4,933)           6,823
             Increase in deferred revenue                                             50,000            50,000          144,000
                                                                                -------------    --------------    -------------

                  Net cash used in
                     operating activities                                       $    (72,576)    $       9,484          (72,107)
                                                                                -------------    --------------    -------------

         Cash Flows From
         Investing Activities
                  Net cash provided used in
                     investing activities                                       $          -     $           -                -
                                                                                ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Issuance of common stock                                           $     50,000     $           -     $     50,922
             Capital contribution                                                          -                 -            5,000
             Officer loans and advances                                                2,133               967           30,028
             Note payable                                                                  -            25,000           25,000
                                                                                ------------     -------------     ------------

                  Net cash provided by
                     financing activities                                       $     52,133     $      25,967     $    110,950
                                                                                ------------     -------------     ------------

         Effect of exchange rate changes on cash and
             cash equivalents                                                   $     (2,166)    $        (381)     $    (5,164)
                                                                                -------------    -------------     -------------

                  Net increase (decrease)
                     in cash                                                    $     22,609     $      35,070    $      33,679

         Cash, beginning of period                                                    56,288            30,841                -
                                                                                ------------     -------------     ------------

         Cash, end of period                                                    $     33,679     $      65,911     $     33,679
                                                                                ============     =============     ============




         See Accompanying Consolidated Notes to Financial Statements.

                           MADISON EXPLORATIONS, INC.

                        (AN EXPLORATION STAGE ENTERPRISE)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS




         NOTE 1.   BASIS OF PRESENTATION


         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-SB of Madison Explorations, Inc. for the year ended December 31, 2005. When used in these notes, the terms "Company," "we," "us" or "our" mean Madison Explorations, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


         NOTE 2.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that the Company will still need additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

         Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2007 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

         The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern

                           MADISON EXPLORATIONS, INC.

                        (AN EXPLORATION STAGE ENTERPRISE)

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


         In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for
         us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

                           MADISON EXPLORATIONS, INC.

                        (AN EXPLORATION STAGE ENTERPRISE)

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



         NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.



         NOTE 3.   STOCKHOLDERS' EQUITY

         On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Reg-S shares in exchange for $50,000.

         NOTE 4.   NOTE PAYABLE

         The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $3,297 as at September 30, 2006 and $1,797 for the year ended December 31, 2005. The note payable balance including accrued interest was $28,297 at September 30, 2006

         NOTE  5.   RELATED PARTY TRANSACTIONS

         The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $0 in Canadian funds at September 30, 2006 and December 31, 2005, respectively.

         Interest on the notes payable for the nine months ended September 30, 2006, was $991 and $1,257 for the year ended December 31, 2005. As of September 30, 2006, the officer advances in USD was $30,028, including $3,040 in accrued interest.

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS




         NOTE 6.   COMMITMENTS AND CONTINGENCIES

         In June 2006, the Company entered into a month to month lease agreement for office space with a monthly payment of CAD $1,166 per month. Rent expense for the three months ended September 30, 2006 and 2005 was $3,144 and $643, respectively, and for the nine months ended September 30, 2006 and 2005 was $5,621 and 1,294, respectively.


         The Company terminated the June 16, 2004 agreement with respect to Scout Lake properties. In the agreement, the company had certain commitments for exploration work through May 31, 2006 and May 31, 2007. The Company determined the property to not be feasible and will not continue exploration on the property.


         NOTE 7.   COMPREHENSIVE INCOME

         Accumulated other comprehensive income consists of the following:


                                                              September 30, 2006        Dec. 31, 2005
                                                              ------------------    -----------------
                Foreign currency translation adjustment       $          (5,164)    $         (2,998)
                                                              ==================    =================


         The components of other comprehensive income for the nine-month period ended September 30, 2006 and the year ended December 31, 2005:


                                                              September 30, 2006        Dec. 31, 2005     Inception to date
                                                              ------------------    -----------------     -----------------
                Foreign currency translation adjustment       $          (2,166)    $           (444)     $         (5,164)
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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,100 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $144,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), the sale of a 15% interest in another claim (Bronco), and a further sale of 15% in another claim (Woodmountain North) to support its limited operations. The Company has also entered into a private placement agreement whereby the Company issued 200,000 Regulation S Common shares in exchange for $50,000. As of September 30, 2006, the Company had approximately $33,679 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to fully implement its planned exploration program.

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
________________________________________________________________________________

The Company's business plan for the year 2006 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to use third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed its drill program at Scout Lake in 2005. The results of the drill program do not warrant spending further time and money at this location. The main thrust of our program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. As of November 14, 2006, the Company has 73 mineral claims in Southern Saskatchewan.

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

The Company estimates that we will require approximately $2,000,000 Canadian to conduct its full exploration program over a two year period. This amount will be used to pay for prospecting and geological mapping, airborne surveys, lodging and food for workers, transportation of workers to and from the work sites, fuel, pick-up truck rentals, assays, drilling, equipment rental, additional claim staking, and supervision.

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


ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006 were effective at a level that provides reasonable assurance to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2006.


                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three month period ended September 30, 2006.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On September 5, 2006, the Company filed a current report on Form 8-K to announce the termination of the June 16, 2004 agreement with respect to the Scout Lake Properties.

On September 11, 2006, the Company filed a current report on Form 8-K to announce the resignation of Dr. Joseph Montgomery, PhD., P.Eng., as a director and officer (as the Vice-President Exploration) of the Company.

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



DATED:   November 14, 2006          MADISON EXPLORATION, INC.


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