Form 10KSB
period 2006-12-31
MADISON EXPLORATIONS INC.
filed 2007-03-09
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.
                                       OR

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 28, 2007 is $3,953,280.

The number of shares outstanding of the Company's common stock, as of March 2, 2007, is 113,020,000.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Madison Explorations, Inc. was incorporated on June 15, 1998 under the laws of the State of Nevada to engage in any lawful corporate activity. We have incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct our Canadian exploration activities and for us to be in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities. Both Madison Explorations, Inc. and Scout Resources, Inc. will be sometimes referred to collectively as the "Company."

Our principal executive offices are at 525 Seymour Street, Suite 900, Vancouver, BC, Canada. Our telephone number is 1 604 974 0568, and our fax number is 1 604 974 0569. We maintain a website at HTTP://WWW.MADISONEXPLORATION.COM. Our website and its linked contents are not part of this form.

We are currently engaged in the business of diamond exploration in the Southern area of the Province of Saskatchewan, Canada. The Southern area of Saskatchewan has been explored for diamonds since at least 1963 by other exploration companies with limited success. To date, the company has conducted exploration work on the "Scout Lake" properties in 2004 and 2005. In 2006 the Company conducted exploration work on the "Valmarie" property and the "Big Blu" property. The Company has relied on advances and contributions of capital of approximately $28,100 from its principal shareholders, an additional shareholder loan of $25,000 and proceeds of approximately $144,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), the sale of a 15% interest in another claim (Bronco), and the further sale of a 15% interest in another claim (Wood Mountain North) to support its limited operations. The Company has also entered into a private placement agreement whereby the Company issued 200,000 Regulation S common shares in exchange for $50,000. As of December 31, 2006 the Company had $20,422 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to fully implement its planned exploration program. We do not expect to receive any revenues for at least two years. During these two years, we plan to concentrate our efforts on exploration and data gathering. Because the Company is an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

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

The Company will report to Echo Resources, Inc. the results of our efforts and to keep in good standing our claims on the property. In the event we determine not to proceed with our exploration and data gathering program or in the event we abandon the project, we have agreed to give Echo Resources, Inc. the right of first refusal to continue to develop and exploit the property. On August 16th, 2005, the Company provided Echo Resources Inc. with an extension to this agreement to permit the exploration activities to be funded up to February 28, 2006. As of December 31, 2006, the Company had allowed claims to expire and no longer have rights to develop the property. The Company took the $44,000 consideration as income in 2006 due to the expiration of the claims without further development.

The sale-option of our Bronco property occurred on September 14, 2005. Pursuant to our agreement, we granted a 15% interest in the mineral claim to Echo Resources, Inc. in exchange for the payment of $50,000 that we treated as a deposit. The deposit is reflected as a liability on the balance sheet in order to better match the expenses to their related revenue source. As funds are spent on this property, the company will bring the corresponding revenue amount into income. If the Company decides to abandon the property then any remaining deposit will be brought into income in that year. Echo Resources, Inc. has agreed to fund 50% of the costs of the exploration and data gathering program on the Bronco property. We will report to Echo Resources, Inc. the results of our efforts and to keep in good standing our claims on the property. In the event we determine not to proceed with our exploration and data gathering program or in the event we abandon the project, we have agreed to give Echo Resources, Inc. the right of first refusal to continue to develop and exploit the property. As of December 31, 2006, the Company had allowed claims to expire and no longer have rights to develop the property. The Company took the $50,000 consideration as income in 2006 due to the expiration of the claims without further development.

The option of our Wood Mountain North property occurred on May 4, 2006. Pursuant to our agreement, we granted a 15% option in the mineral claim to Cobra Energy, Inc. in exchange for the payment of $50,000 that we treated as a deposit. The deposit is reflected as a liability on the balance sheet in order to better match the expenses to their related revenue source. As funds are spent on this property, the Company will bring the corresponding revenue amount into income. If the Company decides to abandon the property then any remaining deposit will be brought into income in that year. Cobra Energy, Inc has agreed to fund 50% of the cost of the exploration and data gathering program on the Wood Mountain North Property. We will report to Cobra Energy, Inc. the results of our efforts and keep in good standing our claims on the property. In the event we determine not to proceed with our exploration and data gathering program, or in the event we abandon the project, we have agreed to give Cobra Energy, Inc. the right of first refusal to take over the Company's claim.

Effective August 29, 2006 the Company provided notification of its determination to terminate its prior right and option as specified under the Acquisition Agreement dated June 16, 2004 and an Amendment to the Acquisition Agreement on September 1, 2005 with Dr. Joseph Montgomery, PhD (Geology) and Frankie Fu. The Company's decision to terminate the Agreement was based on its determination that the recent drill program undertaken by the Company on a property adjacent to the subject Property mineral interests resulted in information and results which, in its view, did not meet with previous expectations and past results and research provided to the Company and, in any event, and again in the Company's view, did not warrant further work by the Company.

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

The Company intends to use third party service providers to perform its exploration activities.

Over the next two years, the Company intends to continue to explore its properties. At the end of the two years of exploration, we will seek either a joint venture partner or a senior partner that will undertake the exploration of the properties. However, there is a substantial risk that no commercially viable diamond deposit will be found. If so, we will have difficulty finding any partners to undertake further exploration.

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

A drilling program on Scout Lake was completed in 2005. The drill hole encountered sedimentary rocks of the Ravenscrag formation. These Tertiary sediments consisted of poorly consolidated sandstone, clay, gravel and coal seems. The formation, in this area, is of unknown thickness. The unexpected intersection of Tertiary sediments of unknown thickness has resulted in a change in the direction of Madison's exploration program. The Company's Scout Lake claims will not be renewed. The main thrust of our exploration program will be else where in southwest Saskatchewan.

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

The Wood Mountain area is an area in which high occurrences of diamond indicator minerals have been found, similar to those at Fort a la Corne. The Company's focus will be on properties that are in or near the Wood Mountain area.

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

EMPLOYEES

We currently have two part time employees, our officers and directors, who work for the Company on a part time basis. None of these employees devote more than 10% of their time to the Company. No officer or director is paid for services rendered.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

BECAUSE OUR COMMON STOCK IS TRADED ONLY ON THE OTC BULLETIN BOARD, YOUR ABILITY TO SELL YOUR SHARES IN THE SECONDARY TRADING MARKET MAY BE LIMITED.

Currently, our common stock is traded only on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange, NASDAQ, or the American Stock Exchange.

OUR STOCK PRICE HAS BEEN VOLATILE AND YOUR INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

Our common stock is traded only on the OTC Bulletin Board. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own real property nor do we hold any lease or other real property interest except for the exploration claims we have acquired from staking claims directly with the government of Saskatchewan.

Big Blu Property

The Big Blu property is located on Canadian NTS Map Sheet 72G.

The Big Blu Anomaly was initially discovered in 2006 as a result of a study of an Aeromagnetic Survey of southwest Saskatchewan. Big Blu showed a very strong 90% negative Keating correlation. . The property is serviced by local roads, power and water. The legal descriptions of the five claims that make up the Big Blu property are noted in the following table.


Claim number       Location                             NTS Area   Recorded Area

               SECTION 23, TOWNSHIP 11, RANGE 9,
S-139594       WEST OF THE THIRD MERIDIAN;               72-G-14        256

               SECTIONS 13 TO 15, INCLUSIVE, TOWNSHIP
S-140067       11, RANGE 09, WEST OF THE THIRD
               MERIDIAN;                                 72-G-14        768

               SECTIONS 22 AND 27, TOWNSHIP 11,
S-140068       RANGE 09, WEST OF THE THIRD MERIDIAN;     72-G-14        512

               SECTION 24, TOWNSHIP 11, RANGE 09,
S-140069       WEST OF THE THIRD MERIDIAN;               72-G-14        256

               SECTIONS 25 AND 26, TOWNSHIP 11,
S-140070       RANGE 09, WEST OF THE THIRD MERIDIAN;     72-G-14        512

The Bronco Target is located on Canadian NTS Map Sheet 72-G.

The Bronco target lies in Southern Saskatchewan near the town of Val Marie, approximately 400 km southwest of the Star Kimberlite - Fort al La Corne. This area is in the area defined by the Saskatchewan Geological Survey as being high diamond exploration potential.

Claim number       Location                             NTS Area   Recorded Area

               ALL OF SECTIONS 20 AND 21, TOWNSHIP 3,
S-138592       RANGE 9, WEST OF THE THIRD MERIDIAN;      72-G-03        512

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

Claim number       Location                             NTS Area   Recorded Area

               SECTIONS 19 TO 21 AND SECTIONS 28 TO 30,
               INCLUSIVE, TOWNSHIP 03, RANGE 11, WEST
S-140058       OF THE THIRD MERIDIAN;                    72-G-03        1536

               SECTION 33, TOWNSHIP 03, RANGE 11, WEST   72-G-03 &
S-140059       OF THE THIRD MERIDIAN;                    72-G-06         256

               SECTIONS 4 TO 6, INCLUSIVE, TOWNSHIP 04,
S-140060       RANGE 11, WEST OF THE THIRD MERIDIAN;     72-G-06         768

               SECTIONS 8, 9, 16, 17, 20 AND 21,
               INCLUSIVE, TOWNSHIP 04, RANGE 11, WEST
S-140061       OF THE THIRD MERIDIAN;                    72-G-06        1536

               SECTIONS 10, 11, 14, 15, 22 AND 23,
               INCLUSIVE, TOWNSHIP 04, RANGE 11, WEST
S-140062       OF THE THIRD MERIDIAN;                    72-G-06        1536

               SECTIONS 26 TO 29, INCLUSIVE, TOWNSHIP
S-140063       04, RANGE 11, WEST OF THE THIRD
               MERIDIAN;                                 72-G-06        1024

               SECTIONS 31 TO 35, INCLUSIVE, TOWNSHIP 04,
S-140064       RANGE 11, WEST OF THE THIRD MERIDIAN;     72-G-06        1280

               SECTIONS 2, 3, 10, 11, 14 AND 15,
               INCLUSIVE, TOWNSHIP 05, RANGE 11, WEST
S-140065       OF THE THIRD MERIDIAN;                    72-G-06        1536

               SECTIONS 4, 5, 8, 9, 16 AND 17, INCLUSIVE,
               TOWNSHIP 05, RANGE 11, WEST OF THE THIRD
S-140066       MERIDIAN;                                 72-G-06        1536

The Bulls Eye Target is located on Canadian NTS Map Sheet 72J.

The property lies approximately 200 kilometers West of Regina at geographical coordinates 50 30'N latitude, 107 15' longitude. The property is serviced by local roads, power and water. The legal description of the claim is noted in the following table.

Claim number       Location                             NTS Area   Recorded Area

               SECTION 14, TOWNSHIP 18, RANGE 10, WEST
S-139176       OF THE THIRD MERIDIAN;                    72-J-11         256

The Wood Mountain North Target was initially claimed by the Company on November 18, 2004. The Wood Mountain North Target is located on Canadian NTS Map Sheet 72G. The property lies approximately 100 kilometers Southwest of Regina at geographical coordinates 49 30'N latitude, 106 30' longitude. The property is serviced by local roads, power and water. The legal description of the claim is noted in the following table.

               SECTIONS 35 AND 36, TOWNSHIP 6, RANGE 05,
S-140079       WEST OF THE THIRD MERIDIAN;               72-G-10         512

The Company has also claimed other unnamed properties in Saskatchewan as at March 2, 2007. The legal descriptions of the unnamed claims is noted in the following table.

Claim number       Location                             NTS Area   Recorded Area

               SECTION 22, TOWNSHIP 15, RANGE 2, WEST OF
S-139592       THE THIRD MERIDIAN;                       72-J-08         256

               SECTION 18, TOWNSHIP 10, RANGE 6, WEST OF
S-139593       THE THIRD MERIDIAN;                       72-G-15         256

               SECTION 7, TOWNSHIP 5, RANGE 13, WEST OF
S-139595       THE THIRD MERIDIAN;                       72-G-05         256

               SECTION 6, TOWNSHIP 10, RANGE 04, WEST OF
S-140071       THE THIRD MERIDIAN;                       72-G-15         256

               SECTION 1, TOWNSHIP 10, RANGE 05, WEST OF
S-140072       THE THIRD MERIDIAN;                       72-G-15         256

               SECTION 17, TOWNSHIP 10, RANGE 06, WEST OF
S-140073       THE THIRD MERIDIAN;                       72-G-15         256

               THE SOUTH HALVES OF SECTIONS 19 AND 20,
               TOWNSHIP 10, RANGE 06, WEST OF THE THIRD
S-140074       MERIDIAN;                                 72-G-15         256

               SECTION 9, TOWNSHIP 15, RANGE 05, WEST OF 72-J-02 &
S-140075       THE THIRD MERIDIAN;                       72-J-07         256

               THE NORTH HALF OF SECTION 1 AND ALL OF
               SECTION 12, TOWNSHIP 11, RANGE 10, WEST OF
S-140076       THE THIRD MERIDIAN;                       72-G-14         384

               SECTION 31, TOWNSHIP 11, RANGE 02, WEST OF
S-140077       THE THIRD MERIDIAN;                       72-G-16         256

               SECTION 6, TOWNSHIP 12, RANGE 02, WEST OF
S-140078       THE THIRD MERIDIAN;                       72-G-16         256

               SECTIONS 17 AND 18, TOWNSHIP 07, RANGE 11,
S-140080       WEST OF THE THIRD MERIDIAN;               72-G-11         512

               SECTIONS 3 AND 4, TOWNSHIP 01, RANGE 12,
S-140081       WEST OF THE THIRD MERIDIAN;               72-G-04         512

               SECTIONS 2 AND 3, TOWNSHIP 10, RANGE 12,
S-140082       WEST OF THE THIRD MERIDIAN;               72-G-13         512

               SECTIONS 9 AND 10, TOWNSHIP 10, RANGE 12,
S-140083       WEST OF THE THIRD MERIDIAN;               72-G-13         512

               SECTION 9, TOWNSHIP 12, RANGE 12, WEST OF
S-140084       THE THIRD MERIDIAN;                       72-G-13         256

               LEGAL SUBDIVISIONS 5 TO 16 INCLUSIVE, OF
               SECTION 24 AND ALL OF SECTION 25, TOWNSHIP
               12, RANGE 12, WEST OF THE THIRD MERIDIAN;
               EXCEPTING THEREOUT AND THEREFROM ANY AREAS
               WITHIN CROWN RESERVATION NO. 749;    PLEASE
               NOTE THAT THERE MAY BE SURFACE ACCESS
               RESTRICTIONS AS THESE SECTIONS ARE SUBJECT
S-140085       TO DISPOSITION PN47064.                   72-J-04         448

               SECTIONS 2 AND 11, TOWNSHIP 10, RANGE 13,
S-140086       WEST OF THE THIRD MERIDIAN;               72-G-13         512

               SECTIONS 8, 9, 16 AND 17, TOWNSHIP 11,    72-F-16 &
S-140087       RANGE 15, WEST OF THE THIRD MERIDIAN;     72-G-13        1024

               SECTIONS 18 AND 19, TOWNSHIP 04, RANGE 26,72-F-05 &
S-140088       WEST OF THE THIRD MERIDIAN;               72-F-06         512

               SECTION 24, TOWNSHIP 04, RANGE 27, WEST OF
S-140089       THE THIRD MERIDIAN;                       72-F-05         256

               SECTION 18, TOWNSHIP 15, RANGE 12, WEST OF
S-140090       THE THIRD MERIDIAN;                       72-J-05         256

               NORTH HALVES OF SECTIONS 16 AND 17,
S-140091       TOWNSHIP 3, RANGE 11, WEST OF THE THIRD
               MERIDIAN;                                 72-G-03         256

               SECTIONS 11 AND 12, TOWNSHIP 6, RANGE 19,
S-140116       WEST OF THE THIRD MERIDIAN;               72-F-08         512

               SECTION 14, TOWNSHIP 6, RANGE 19, WEST OF
S-140117       THE THIRD MERIDIAN;                       72-F-08         256

               SECTIONS 17 AND 18, TOWNSHIP 2, RANGE 13,
S-140118       WEST OF THE THIRD MERIDIAN;               72-G-04         512

               SECTIONS 31 AND 32, TOWNSHIP 9, RANGE 9,
S-140119       WEST OF THE THIRD MERIDIAN;               72-G-14         512

               SECTIONS 5 AND 6, TOWNSHIP 10, RANGE 9,
S-140120       WEST OF THE THIRD MERIDIAN;               72-G-14         512

               SECTION 25, TOWNSHIP 9, RANGE 10, WEST OF
S-140121       THE THIRD MERIDIAN;                       72-G-14         256

               SECTIONS 11 AND 12, TOWNSHIP 7, RANGE 9,
S-140122       WEST OF THE THIRD MERIDIAN;               72-G-11         512

               SECTIONS 25, 26, 35 AND 36, INCLUSIVE,
               TOWNSHIP 1, RANGE 13, WEST OF THE THIRD
               MERIDIAN;                          PLEASE
               NOTE THAT THIS AREA MAY BE SUBJECT TO
               SURFACE ACCESS RESTRICTIONS AS IT IS UNDER
S-140123       DISP0SITION EL681.                        72-G-04        1024

               SECTIONS 10, 11, 14 AND 15, INCLUSIVE,
               TOWNSHIP 9, RANGE 02, WEST OF THE THIRD
S-140124       MERIDIAN;                                 72-G-09        1024

               SECTIONS 1, 2, 11 AND 12, INCLUSIVE,
               TOWNSHIP 12, RANGE 04, WEST OF THE THIRD
               MERIDIAN;
               PLEASE NOTE THAT SECTIONS 1 AND 12 MAY BE
               SUBJECT TO SURFACE ACCESS RESTRICTIONS AS
S-140125       THEY ARE UNDER DISPOSITION EPP52.         72-G-16        1024

               SECTION 16, TOWNSHIP 17, RANGE 02, WEST OF
S-140126       THE THIRD MERIDIAN;                       72-J-08         256

               SECTION 5 TO 8, INCLUSIVE, TOWNSHIP 13,
S-140127       RANGE 15, WEST OF THE THIRD MERIDIAN;     72-K-01        1024

               SECTIONS 17 TO 20, INCLUSIVE, TOWNSHIP 13,
S-140128       RANGE 15, WEST OF THE THIRD MERIDIAN;     72-K-01        1024

               SECTIONS 21 TO 23 AND SECTIONS 26 TO 28,
               INCLUSIVE, TOWNSHIP 13, RANGE 15, WEST OF 72-K-01 &
S-140129       THE THIRD MERIDIAN;                       72-J-04        1536

               SECTIONS 29 AND 30, TOWNSHIP 13, RANGE 15,
S-140130       WEST OF THE THIRD MERIDIAN;               72-K-01         512

               SECTIONS 33 TO 35, INCLUSIVE, TOWNSHIP 13,72-K-01 &
S-140131       RANGE 15, WEST OF THE THIRD MERIDIAN;     72-J-04         768

ITEM 3. LEGAL PROCEDINGS.

The Company is not currently party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of calendar year 2006, no matters were submitted to a vote of the security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established trading market in our Common Stock.

The Company's common stock is traded only on the OTC Bulletin Board (OTC: MDEX).

SHAREHOLDERS

As at February 12, 2007 there are approximately six hundred and fifty holders of the Company's Common Stock.

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

Capital Risks

We do not currently have sufficient capital to engage in exploration activities.

The cost of our planned exploration activities over the next two years is approximately $2,000,000. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

We do not have any identified sources of additional capital, the absence of which may prevent us from continuing our operations.

We do not, presently, have any arrangements with any investment banking firms or institutional lenders. Because we will need additional capital, we will have to expend significant effort to raise operating funds. These efforts may not be successful. If not, we will have to either curtail our business plan, or abandon it altogether.

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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,100 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $144,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), the sale of a 15% interest in another claim (Bronco), and the further sale of a 15% interest of another claim (Wood Mountain North) to support its limited operations. As of December 31, 2005, we had approximately $20,422 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to use for the second phase of its exploration program.

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

The Company has completed its initial phase of work on several properties and now intends to continue the initial phase of work on some of its other properties in Southern Saskatchewan. The results at our Scout Lake and Val Marie properties do not warrant spending further time and money at these locations. Phase one work should consist of a ground magnetometer survey at approximately 500 meter line-spacing. At the same time, surface samples should be taken of till for heavy mineral evaluation. About 50 samples would cover the grid area satisfactorily. If results warrant, a few lines of gravimetric surveying could be done. Two or three RC drill holes (about 500 meter) would then test the anomaly.

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
___________________________________________________________________________

The Company's business plan for the year 2007 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to continue using third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed drill programs at Scout Lake in 2005 and Val Marie in 2006. The results of the drill programs do not warrant spending further time and money at these locations. The main thrust of our program will now be in other areas in Southern Saskatchewan.

The Company estimates that we will require approximately $2,000,000 to conduct its full exploration program over a two year period. This amount will be used to pay for prospecting and geological mapping, airborne surveys, lodging and food for workers, transportation of workers to and from the work sites, fuel, pick-up truck rentals, assays, drilling, equipment rental, additional claim staking, and supervision.

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

ITEM 7. FINANCIAL STATEMENTS.








                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2006
                                DECEMBER 31, 2005

                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                               F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statements of Stockholders' (Deficit)                        F-4

   Consolidated Statements of Cash Flows                                     F-5

   Notes to Consolidated Financial Statements                             F-6-15
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Madison Explorations, Inc.
Vancouver, British Columbia


I have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (An Exploration Stage Enterprise) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the period June 15, 1998 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Explorations, Inc. (An Exploration Stage Enterprise) as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended and the period June 15, 1998 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


February 20, 2007
Las Vegas, Nevada


                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,    December 31,
                                                            2006            2005
                                                                         (Restated)
                                                        ____________    ____________
                           ASSETS

CURRENT ASSETS
     Cash                                                $  20,422        $ 56,288
     Deposits                                                4,290               -
     Prepaid expenses                                        1,001               -
                                                         _________        ________

            Total current assets                         $  25,713        $ 56,288
                                                         _________        ________

                   Total assets                          $  25,713        $ 56,288
                                                         =========        ========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities            $   2,500        $  2,500
     Note payable and accrued interest                      28,797          26,797
     Deferred revenue                                       50,000          94,000
     Officers loans and advances                            29,128          27,895
                                                         _________        ________

            Total current liabilities                    $ 110,425        $151,192
                                                         _________        ________


STOCKHOLDERS' (DEFICIT)
     Common stock: $.001 par value;
        authorized 500,000,000 shares;
        issued and outstanding:  112,820,000 shares
        at December 31, 2005 and 113,020,000 shares
        at December 31, 2006                             $ 113,020        $112,820
     Additional paid-in capital                            (57,118)       (106,918)
     Accumulated other comprehensive income                 (4,295)         (2,998)
     Accumulated deficit during exploration stage         (136,319)        (97,808)
                                                         _________        ________

            Total stockholders' (deficit)                $ (84,712)       $(94,904)
                                                         _________        ________

                   Total liabilities and
                   stockholders' (deficit)               $  25,713        $ 56,288
                                                         =========        ========


          See Accompanying Consolidated Notes to Financial Statements.




                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Year Ended               June 15, 1998
                                   _____________________________     (inception) to
                                   December 31,     December 31,      December 31,
                                       2006             2005              2006
                                                                       (Restated)
                                   ____________     ____________     ______________

Revenues                           $     94,000     $          -       $  94,000

Cost of revenue                               -                -               -
                                   ____________     ____________       _________

         Gross profit              $     94,000     $          -       $  94,000

Operating expenses
  Exploration and development      $     58,699     $     21,395       $ 108,909
  General and administrative             70,497           23,960         113,817
                                   ____________     ____________       _________
          Operating (loss)         $    (35,196)    $    (45,355)      $(128,726)

Other expense                             3,315            3,365           7,593
                                   ____________     ____________       _________

   Net loss                        $    (38,511)    $    (48,720)      $(136,319)
                                   ============     ============       =========
   Net loss per share, basic
   and diluted                     $      (0.00)    $      (0.00)
                                   ============     ============
   Average number of shares
   of common stock outstanding      112,758,904      112,820,000
                                   ============     ============


          See Accompanying Consolidated Notes to Financial Statements.




                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             Accumulated
                                                                               Accumulated     Deficit
                                          Common Stock          Additional        Other        During
                                     _______________________     Paid in      Comprehensive  Development
                                       Shares        Amount      Capital         Income         Stage         Total
                                     ___________    ________    __________    _____________  ___________    _________

June 15, 1998, issue
  common stock                        53,750,000    $ 53,750    $  (53,320)      $     -      $       -     $     430
Net loss, December 31, 1999                                -             -             -              -             -
                                     ___________    ________    __________       _______      _________      ________
Balance, December 31, 1999            53,750,000    $ 53,750    $  (53,320)      $     -              -     $     430

Net loss, December 31, 2000                                -             -             -              -             -
                                     ___________    ________    __________       _______      _________     _________
Balance, December 31, 2000            53,750,000    $ 53,750    $  (53,320)      $     -      $       -     $     430

Net loss, December 31, 2001                                -             -             -              -             -
                                     ___________    ________    __________       _______      _________     _________
Balance, December 31, 2001            53,750,000    $ 53,750    $  (53,320)      $     -      $       -     $     430

Net loss, December 31, 2002                                -             -             -              -             -
                                     ___________    ________    __________       _______      _________     _________
Balance, December 31, 2002            53,750,000    $ 53,750    $  (53,320)      $     -      $       -     $     430

Net loss, December 31, 2003                                -             -             -              -             -
                                     ___________    ________    __________       _______      _________     _________
Balance, December 31, 2003            53,750,000    $ 53,750    $  (53,320)      $     -      $       -     $     430

Issuance of common stock for cash     59,070,000      59,070       (58,598)                                       472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                 5,000                                      5,000
Foreign currency translation
   adjustments                                                                    (2,554)                      (2,554)
Net loss, December 31, 2004                                -             -             -        (49,088)      (49,088)
                                     ___________    ________    __________       _______      _________     _________
Balance, December 31, 2004           112,820,000    $112,820    $ (106,918)      $(2,554)     $ (49,088)    $ (45,740)

Foreign currency translation
   adjustments                                                                      (444)                        (444)
Net loss, December 31, 2005                                -             -             -        (48,720)      (48,720)
                                     ___________    ________    __________       _______      _________     _________
Balance, December 31, 2005           112,820,000    $112,820    $ (106,918)      $(2,998)     $ (97,808)    $ (94,904)

Issuance of common stock for cash        200,000         200        49,800                                     50,000

Foreign currency translation
   adjustments                                                                    (1,297)                      (1,297)
Net loss, December 31, 2006                                -             -             -        (38,511)      (38,511)
                                     ___________    ________    __________       _______      _________     _________
Balance, December 31, 2006           113,020,000    $113,020    $  (57,118)      $(4,295)     $(136,319)    $ (84,712)
                                     ===========    ========    ==========       =======      =========     =========


          See Accompanying Consolidated Notes to Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended               June 15, 1998
                                                             _____________________________     (inception) to
                                                             December 31,     December 31,      December 31,
                                                                 2006             2005              2006
                                                                                                 (Restated)
                                                             ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net loss                                                  $ (38,511)        $(48,720)        $(136,319)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    (Increase) in deposits                                       (4,290)               -            (4,290)
    (Increase) in prepaid expenses                               (1,001)               -            (1,001)
    Increase (decrease) in accounts payable and accruals              -           (3,088)            2,500
    Increase in deferred revenues                               (44,000)          50,000            50,000
                                                              _________         ________         _________
         Net cash used in
            operating activities                              $ (87,802)        $ (1,808)        $ (89,110)
                                                              _________         ________         _________
Cash Flows From
Investing Activities
         Net cash provided used in
            investing activities                              $       -         $      -         $       -
                                                              _________         ________         _________
Cash Flows From
Financing Activities
    Issuance of common stock                                  $  50,000         $      -         $  50,902
    Capital contribution                                              -                -             5,000
    Officer loans and advances                                    1,233              350            29,128
    Note payable                                                  2,000           26,797            28,797
                                                              _________         ________         _________

         Net cash provided by
            financing activities                              $  53,233         $ 27,147         $ 113,827
                                                              _________         ________         _________
Effect of exchange rate changes on cash and
    cash equivalents                                          $  (1,297)        $    108         $  (4,295)
                                                              _________         ________         _________
         Net increase (decrease)
            in cash                                           $ (35,866)        $ 25,447         $  20,422

Cash, beginning of period                                        56,288           30,841         $       -
                                                              _________         ________         _________

Cash, end of period                                           $  20,422         $ 56,288         $  20,422
                                                              =========         ========         =========

SUPPLEMENTAL INFORMATION

Interest Expense                                              $       0         $      0         $       0
                                                              =========         ========         =========

Income Taxes Paid                                             $       0         $      0         $       0
                                                              =========         ========         =========

          See Accompanying Consolidated Notes to Financial Statements.


                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Madison Explorations Inc. (the "Company"), formerly known as Madison-Taylor General Contractors, Inc., was incorporated in the State of Nevada on June 15, 1998. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company currently has operations in the exploration of natural resources and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY EXPLORATION STAGE ENTERPRISES," is considered an Exploration Stage Enterprise.

The Company intends to develop the properties from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company uses the services of 3rd party contractors to conduct surveys and exploration at the properties to begin to enable it to determine whether it can extract and produce diamonds (see Note 3).

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In 2006, the Company determined that the subscription agreement for certain shares originally issued in 2004 was unsigned and no consideration was given for the shares. The Company had originally recorded the shares with consideration as petty cash subsequently used for office expenses. After the stock splits of the Company, the error totaled 2,500,000 shares, with adjustments previously charged to additional paid-in capital. The transaction was corrected to reflect the correct amount of shares that were properly subscribed and compensated in 2004.

Based on this review of the transactions, the Company has restated its previously issued Financial Statements for 2005 for the above transactions.

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that, at a minimum, the Company will still need total additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2007 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 and December 31, 2005.

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

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2006 and 2005 were $2,374 and $938, respectively.

MINING COSTS

Exploration and evaluation costs are expensed as incurred. Management's decision to develop or mine a property is based on an assessment of the viability of the property and the availability of financing. The Company will capitalize mining exploration and other related costs attributable to reserves when a definitive feasibility study establishes proven and probable reserves. Capitalized mining costs will be expensed using the unit of production method and will also be subject to an impairment assessment.

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

The Company recorded a foreign currency (gain) loss of $1,297 and $94 during the year ended December 31, 2006 and 2005, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares of $0.001 par stock. On June 15, 1998 the Company authorized and issued 53,750,000 shares of its common stock in consideration of $430 in cash.

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

On December 1, 2006 the Company cancelled 2,500,000 shares that it had found were not properly subscribed and paid for. See Note 1 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS. Prior period information has been restated to reflect the share cancellation.

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

The Company has no warrants or options outstanding at December 31, 2006 or December 31, 2005.

NOTE 3.  MINERAL CLAIMS

         SCOUT LAKE

Pursuant to an agreement consummated on June 16, 2004, the Company acquired an 80% interest in certain mineral dispositions near the Town of Scout Lake, Saskatchewan from two third parties.

Under the terms of the agreement the Company must spend Canadian Adjusted Dollars ("CAD") $150,000 CAD (approximately $125,000 USD) on exploration work by October 1, 2005 and an additional $200,000 CAD (approximately $166,000 USD) by August 1, 2006. The other third parties will not be required to fund any exploration work on the property until a positive feasibility study is obtained, after which they will be required to fund their 20% of mine development costs. On September 1, 2005, the Company amended the agreement to

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 3.  MINERAL CLAIMS (CONTINUED)

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

In September of 2006, the Company terminated the June 16, 2004 agreement with respect to Scout Lake properties. In the agreement, the company had certain commitments for exploration work through May 31, 2006 and May 31, 2007. The Company determined the property was not feasible and will not continue exploration on the property. The termination of the work program and determination not to continue developing the Scout Lake properties also cancelled the share agreement as described above.

HERBERT ANOMALY (AKA BULLS-EYE TARGET)

Pursuant to an agreement consummated on September 19, 2004, the Company sold an option for 20% interest in revenue from the mineral claims the Company has in the Herbert Anomaly in Saskatchewan to Echo Resources, Inc. ("Echo") for non-refundable consideration of $44,000. This is treated as deferred income on the financial statements to be recognized when the expenses of the exploration occur to match revenues to the associated expenses.

As of February 28, 2006, Echo is required to fund 50% of any additional exploration work on the property to maintain its 20% interest. As of December 31, 2006, the Company had allowed claims to expire and no longer have rights to develop the property. The Company took the $44,000 consideration as income in 2006 due to the expiration of the claims without further development.


BRONCO TARGET

Pursuant to an agreement consummated on September 14, 2005, the Company sold an option for 15% interest in revenue from the mineral claims the Company has in the Bronco Target in Saskatchewan to Echo for non-refundable consideration of $50,000. This is treated as a deferred income on the financial statements to be recognized when the expenses of the exploration occur to match revenues to the associated expenses.

As of June 14, 2006, Echo is required to fund 50% of any additional exploration work on the property to maintain its 15% interest. If the Company decides not to continue work on the property, Echo will have the first right of refusal to continue development of the site. As of December 31, 2006, the Company had allowed claims to expire and no longer have rights to develop the property. The Company took the $50,000 consideration as income in 2006 due to the expiration of the claims without further development.

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 3.  MINERAL CLAIMS (CONTINUED)

WOOD MOUNTAIN NORTH

The option of our Wood Mountain North property occurred on May 4, 2006. Pursuant to our agreement, we granted a 15% option in the mineral claim to Cobra Energy, Inc. in exchange for the payment of $50,000 that we treated as a deposit. The deposit is reflected as a liability on the balance sheet in order to better match the expenses to their related revenue source. As funds are spent on this property, the Company will bring the corresponding revenue amount into income. If the Company decides to abandon the property then any remaining deposit will be brought into income in that year. Cobra Energy, Inc has agreed to fund 50% of the cost of the exploration and data gathering program on the Wood Mountain North Property. We will report to Cobra Energy, Inc. the results of our efforts and keep in good standing our claims on the property. In the event we determine not to proceed with our exploration and data gathering program, or in the event we abandon the project, we have agreed to give Cobra Energy, Inc. the right of first refusal to take over the Company's claim.


NOTE 4.  NOTE PAYABLE

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $2,000 and $1,797 for the years ended December 31, 2006 and December 31, 2005, respectively. The note payable balance including accrued interest was $28,797 and $26,797 at December 31, 2006 and 2005, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a current liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis for expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $0 in CAD at December 31, 2006 and December 31, 2005, respectively.

The Company paid $0 and $4,868 of exploration and development expenses to Montgomery Consultants, Ltd., a former related party controlled by a former director of the Company, during the year ended December 31, 2006 and the year ended December 31, 2005, respectively.

Accrued interest on the officers' advances was $1,314 and $1,257 as of December 31, 2006 and 2005, respectively. The officer advances were $29,128 and $27,895 at December 31, 2006 and 2005, respectively.

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 6. COMMITMENTS AND CONTINGENCIES

In June 2006, the Company entered into a month to month lease agreement for office space with a monthly payment of CAD $1,166 per month. Rent expense for the year ended December 31, 2006 and 2005 was $8,637 USD and $2,650 USD, respectively.

NOTE 7.  COMPREHENSIVE INCOME


Accumulated other comprehensive income consists of the following:

                                                Dec. 31, 2006      Dec. 31, 2005
                                           __________________  _________________
  Foreign currency translation adjustment  $          (4,295)  $         (2,998)
                                           ==================  =================

The components of other comprehensive income for the year ended December 31, 2006 and June 15, 1998 (date of inception) through December 31, 2006:


                                                Dec. 31, 2006    Since Inception
                                           __________________  _________________
 Foreign currency translation adjustment   $          (1,297)  $         (4,295)
                                           ==================  =================


NOTE 8.  INCOME TAXES

We did not provide any current or deferred Canadian federal and provincial income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2006 and 2005 are as follows:

                                                       2006              2005
                                              -------------     -------------
  Net operating loss carryforward             $      46,484     $      33,353
  Valuation allowance                               (46,484)          (33,353)
                                              --------------    --------------

  Net deferred tax asset                      $           -     $           -
                                              =============     =============

                           MADISON EXPLORATIONS, INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 8. INCOME TAXES

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:



                                                        2006              2005    SINCE INCEPTION
                                               _____________     _____________    _______________

   Canadian Federal Tax at
            statutory rate (22.1%)             $       8,511     $      10,767    $      30,126
   British Columbia Provincial Tax
            at statutory rate (12.0%)                  4,621             5,847           16,358
                                               ______________    _____________    _____________
                                               $      13,132     $      16,414    $      46,484
   Increase in valuation allowance                   (13,132)          (16,614)         (46,484)
                                               ______________    _____________    _____________

   Net deferred tax asset                      $           -     $           -    $           -
                                               =============     =============    ==============




The net non-capital loss carry forward will expire from 2011 through 2016. This carry forward may be limited upon the consummation of a business combination Canadian tax regulations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective at a level that provides reasonable assurance to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2006.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, address and position of each of our executive officers and directors as of the date hereof:

Name                              Age        Position
________________________________________________________________

Kevin M. Stunder                  38         Director and
807 - 525 Seymour Street                     President
Vancouver, BC
Canada, V6B 3H7

Joel Haskins                      35         Director, Secretary
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2006 were met.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

                    Name and Address         Amount and Nature      Percentage
Title of Class     of Beneficial Owner      of Beneficial Owner      of Class
______________________________________________________________________________

Common             Kevin M. Stunder            31,802,000             28.14%
                   900 - 525 Seymour St.
                   Vancouver, BC
                   V6B 3H7

Common             Joel Haskins                31,802,000             28.14%
                   900 - 525 Seymour St.
                   Vancouver, BC
                   V6B 3H7

Common             All Officers and
                   Directors as a Group        63,604,000             56.28%
                   (two [2] individual)

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

Any transactions between the Company and our officers and directors or five (5%) shareholders and their respective affiliates will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the disinterested directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2006 and 2005, the Company incurred the following fees for professional services rendered by the principal accountant:

                                          2006               2005
                                         _____               ____
Audit Fees                             $ 2,907            $ 2,556
Audit Related Fees                       4,500              3,000
                                       _______            _______
Total                                  $ 7,407            $ 5,556


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:   March 9, 2007              MADISON EXPLORATION, INC.


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