Form 10QSB
period 2007-03-31
MADISON EXPLORATIONS INC.
filed 2007-05-15
CIK 1318268

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2007, and as of the date hereof, there were outstanding 113,020,000 shares of the Registrant's Common Stock, $.001 par value.

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

                                 MARCH 31, 2007
                                DECEMBER 31, 2006

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

   Consolidated Statements of Cash Flows                                 F-4

   Notes to Consolidated Financial Statements                      F-5 - F-7

________________________________________________________________________________

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                           March 31,       December 31,
                                                                2007               2006
                                                          __________       ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                 $   12,064        $   20,422
     Deposits                                                  4,330             4,290
     Prepaid Expenses                                          1,010             1,001
                                                          __________        __________
            Total current assets                          $   17,404        $   25,713
                                                          __________        __________
                   Total assets                           $   17,404        $   25,713
                                                          ==========        ==========


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities             $    5,844        $    2,500
     Note payable and accrued interest                        29,297            28,797
     Deferred revenue                                         50,000            50,000
     Officers loans and advances                              26,130            29,128
                                                          __________        __________
            Total current liabilities                     $  111,271        $  110,425
                                                          __________        __________


STOCKHOLDERS' (DEFICIT)
     Common stock: $.001 par value;
        authorized 500,000,000 shares;
        issued and outstanding:  113,020,000 shares
        at December 31, 2006 and 113,020,000
        shares at March 31, 2007                          $  113,020        $  113,020
     Additional paid-in capital                              (57,118)          (57,118)
     Accumulated other comprehensive income                   (4,432)           (4,295)
     Accumulated deficit during development stage           (145,337)         (136,319)
                                                          __________        __________
            Total stockholders' (deficit)                 $  (93,867)       $  (84,712)
                                                          __________        __________
                   Total liabilities and
                   stockholders' (deficit)                $   17,404        $   25,713
                                                          ==========        ==========



          See Accompanying Notes to Consolidated Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               June 15, 1998
                                                   Three months ended          inception) to
                                                 March 31,        March 31,        March 31,
                                                      2007             2006             2007
                                             _____________    _____________    _____________

Revenues                                     $           -    $           -    $      94,000

Cost of revenue                                          -                -                -
                                             _____________    _____________    _____________
           Gross profit                      $           -    $           -    $      94,000

Operating expenses
   Exploration and development               $         131    $       3,766    $     109,040
   General and administrative                        8,062            4,978          121,879
                                             _____________    _____________    _____________
           Operating (loss)                         (8,193)          (8,744)   $    (136,919)

Other expense                                          825              945            8,418
                                             _____________    _____________    _____________
   Net loss                                  $      (9,018)   $      (9,689)   $    (145,337)
                                             =============    =============    =============

   Net loss per share, basic
   and diluted                               $       (0.00)   $       (0.00)
                                             =============    =============
   Average number of shares
   of common stock outstanding                 113,020,000      112,822,222
                                             =============    =============



         See Accompanying Notes to Consolidated Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                              Accumulated
                                                                                Deficit       Accumulated
                                         Common Stock           Additional      During           Other
                                  ___________________________    Paid in      Development    Comprehensive
                                    Shares          Amount       Capital         Stage          Income          Total
                                  ___________     ___________   __________    ___________    _____________   _________

June 15, 1998, issue
  common stock                     53,750,000     $    53,750   $  (53,320)   $         -     $         -    $     430
Net loss, December 31, 1999                                 -            -              -               -            -
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 1999         53,750,000     $    53,750   $  (53,320)             -     $         -    $     430
Net loss, December 31, 2000                                 -            -              -               -            -
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 2000         53,750,000     $    53,750   $  (53,320)   $         -     $         -    $     430
Net loss, December 31, 2001                                 -            -              -               -            -
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 2001         53,750,000     $    53,750   $  (53,320)   $         -     $         -    $     430
Net loss, December 31, 2002                                 -            -              -               -            -
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 2002         53,750,000     $    53,750   $  (53,320)   $         -     $         -    $     430
Net loss, December 31, 2003                                 -            -              -               -            -
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 2003         53,750,000     $    53,750   $  (53,320)   $         -     $         -    $     430

Issuance of common stock for cash  59,070,000          59,070      (58,598)                                        472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                 5,000                                       5,000
Foreign currency adjustments                                                       (2,554)                      (2,554)
Net loss, December 31, 2004                                 -            -              -         (49,108)     (49,088)
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 2004        112,820,000     $   112,820   $ (106,918)   $    (2,554)    $   (49,088)   $ (45,740)

Foreign currency adjustments                                                         (444)                        (444)
Net loss, December 31, 2005                                 -            -              -         (48,720)     (48,720)
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 2005        112,820,000     $   112,820   $ (106,918)   $    (2,998)    $   (97,808)   $ (94,904)

Issuance of common stock for cash     200,000             200       49,800                                      50,000
Foreign currency adjustments                                                       (1,297)                      (1,297)
Net loss, December 31, 2006                                 -            -              -         (38,511)     (38,511)
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, December 31, 2006        113,020,000     $   113,020   $  (57,118)   $    (4,295)    $  (136,319)   $ (84,712)

Foreign currency adjustments                                                         (137)                        (137)
Net loss, March 31, 2007                                    -            -              -          (9,018)      (9,018)
                                  ___________     ___________   __________    ___________     ___________    _________
Balance, March 31, 2007           113,020,000     $   113,020   $  (57,118)   $    (4,432)    $  (145,337)   $ (93,867)
                                  ===========     ===========   ==========    ===========     ===========    =========


         See Accompanying Notes to Consolidated Financial Statements.



                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                 Dec. 3, 1998
                                                                    Three months ended         (inception) to
                                                                March 31,         March 31,         March 31,
                                                                     2007              2006              2007
                                                               __________        __________     _____________

Cash Flows From
Operating Activities
    Net loss                                                   $   (9,018)       $   (9,689)       $ (145,337)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    (Increase) in deposits                                            (40)                -            (4,330)
    (Increase) in prepaid expenses                                     (9)                -            (1,010)
    Increase (decrease) in accounts payable and accruals            3,344               252             5,844
    Increase in deferred revenue                                        -                 -            50,000
                                                               __________        __________        __________
         Net cash used in
            operating activities                               $   (5,723)       $   (9,437)          (94,833)
                                                               __________        __________        __________

Cash Flows From
Investing Activities
         Net cash provided used in
            investing activities                               $        -        $        -                 -
                                                               __________        __________        __________

Cash Flows From
Financing Activities
    Issuance of common stock                                   $        -        $   50,000        $   50,902
    Capital contribution                                                -                 -             5,000
    Officer loans and advances                                     (2,998)              321            26,130
    Note payable                                                      500               500            29,297
                                                               __________        __________        __________
         Net cash provided by (used in)
            financing activities                               $   (2,498)       $   50,821        $  111,329
                                                               __________        __________        __________

Effect of exchange rate changes on cash and
    cash equivalents                                           $     (137)       $     (141)       $   (4,432)
                                                               __________        __________        __________
         Net increase (decrease)
            in cash                                            $   (8,358)       $   41,243        $   12,064

Cash, beginning of period                                          20,422            56,288                 -
                                                               __________        __________        __________
Cash, end of period                                            $   12,064        $   97,531        $   12,064
                                                               ==========        ==========        ==========




         See Accompanying Notes to Consolidated Financial Statements.

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION


The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-SB of Madison Explorations, Inc. for the year ended December 31, 2006. When used in these notes, the terms "Company," "we," "us" or "our" mean Madison Explorations, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that the Company will still need additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2008 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS


SFAS No. 159 In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.


FASB Interpretation No. 48 In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48


EITF Issue No. 06-10 In March 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-10, "Accounting for Deferred
Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB No. 12 "Omnibus Opinion." Entities should recognize the effects of applying EITF 06-10 through either (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.

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

The Company has no warrants or options outstanding at March 31, 2007 or December 31, 2006.


NOTE 4. NOTE PAYABLE

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $4,297 as at March 31, 2007 and $3,797 for the year ended December 31, 2006. The note payable balance including accrued interest was $29,297 and $28,797 at March 31, 2007 and December 31, 2006, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,992 USD) each. Also, funds were advanced to the Company to form its subsidiary. A total of $147 in US dollars was advanced for this purpose. Since all funds advanced are due on demand, this amount has been classified as a liability in the accompanying financial statements. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $0 in Canadian funds at March 31, 2007 and December 31, 2006, respectively.

Interest on the notes payable for the quarter ended March 31, 2007, was $325 and $1,314 for the year ended December 31, 2006. As of March 31, 2007 and December 31, 2006, the officer advances were $26,130 and $29,128, including $0 and $1,314 in accrued interest, respectively.



NOTE 6. COMPREHENSIVE INCOME


Accumulated other comprehensive income consists of the following:



                                                         March 31, 2007        Dec. 31, 2006
                                                         ______________        _____________

       Foreign currency translation adjustment           $       (4,432)       $      (4,295)
                                                         ==============        =============

The components of other  comprehensive  income for the three-month  period ended
March 31, 2007 and the year ended December 31, 2006:


                                                         March 31, 2007        Dec. 31, 2006     Inception to date
                                                         ______________        _____________     _________________

       Foreign currency translation adjustment           $         (137)       $      (1,297)    $          (4,432)
                                                         ==============        =============     =================


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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,100 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $144,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), the sale of a 15% interest in another claim (Bronco), and a further sale of 15% in another claim (Woodmountain North) to support its limited operations. The Company has also entered into a private placement agreement whereby the Company issued 200,000 Regulation S Common shares in exchange for $50,000. As of March 31, 2007, the Company had approximately $12,064 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to fully implement its planned exploration program.

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
________________________________________________________________________________

The Company's business plan for the year 2007 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to use third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed its drill program at Scout Lake in 2005. The results of the drill program do not warrant spending further time and money at this location. The main thrust of our program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. As of May 15, 2007 the Company has 56 mineral claims in Southern Saskatchewan.

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


ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective at a level that provides reasonable assurance to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2007.


                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

None


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three month period ended March 31, 2007.


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



DATED: May 15, 2007                 MADISON EXPLORATION, INC.


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