Form 10QSB
period 2007-06-30
MADISON EXPLORATIONS INC.
filed 2007-08-20
CIK 1318268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2007

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to ____________

                        Commission file number 000-51302


                           Madison Explorations, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1100 E. 29th St., Suite 153, N. Vancouver, British Columbia, Canada      V7K 1C2
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 202-4519
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 113,020,000 shares of common stock, par value $0.001 were outstanding at August 3, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS







                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                                1

   Consolidated Statements of Operations                                      2

   Consolidated Statements of Stockholders' (Deficit)                         3

   Consolidated Statements of Cash Flows                                      4

   Notes to Consolidated Financial Statements                               5-7
-------------------------------------------------------------------------------


                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                          June 30,       December 31,
                                                            2007            2006
                                                            ----            ----
                                                        (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                $   8,560       $  20,422
     Deposits                                                   --           4,290
     Prepaid Expenses                                    $   1,050       $   1,001
                                                         ---------       ---------
            Total current assets                         $   9,610       $  25,713
                                                         ---------       ---------

                   Total assets                          $   9,610       $  25,713
                                                         =========       =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities            $   4,300       $   2,500
     Note payable and accrued interest                      57,149          28,797
     Deferred revenue                                           --          50,000
     Officers' loans and advances                               --          29,128
                                                         ---------       ---------

            Total current liabilities                    $  61,449       $ 110,425
                                                         ---------       ---------


STOCKHOLDERS' (DEFICIT)
     Common stock: $.001 par value;
        Authorized 500,000,000 shares;
        Issued and outstanding:  113,020,000 shares
        at June 30, 2007 and December 31, 2006           $ 113,020       $ 113,020
     Additional paid-in capital                            (57,118)        (57,118)
     Accumulated other comprehensive income                 (5,240)         (4,295)
     Accumulated deficit during development stage         (102,501)       (136,319)
                                                         ---------       ---------

            Total stockholders' (deficit)                $ (51,839)      $ (84,712)
                                                         ---------       ---------

                   Total liabilities and
                   stockholders' (deficit)               $   9,610       $  25,713
                                                         =========       =========

         See Accompanying Notes to Consolidated Financial Statements.


                                                    MADISON EXPLORATIONS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                               June 15, 1998
                                              Three months ended                 Six months ended              (inception) to
                                           June 30,         June 30,         June 30,          June 30,          June 30,
                                            2007              2006             2007              2006               2007
                                       -------------     -------------     -------------     -------------     -------------

Revenues                               $      50,000     $          --     $      50,000     $          --     $     144,000

Operating expenses
   Exploration and development         $          --     $      13,714     $         131     $      17,480     $     109,040
   General and administrative                  6,327            30,155            14,389            35,133           128,206
                                       -------------     -------------     -------------     -------------     -------------
Income/ (loss) before other expense           43,673           (43,869)    $      35,480           (52,613)    $     (93,246)

Other expense                                    837               712             1,662             1,657             9,255
                                       -------------     -------------     -------------     -------------     -------------
   Net income/ (loss)                  $      42,836     $     (44,581)    $      33,818     $     (54,270)    $    (102,501)
                                       =============     =============     =============     =============     =============


   Net loss per share, basic
   and diluted                         $       (0.00)    $       (0.00)    $       (0.00)    $       (0.00)
                                       =============     =============     =============     =============
   Average number of shares
   of common stock outstanding           113,020,000       115,421,657       113,020,000       115,421,657
                                       =============     =============     =============     =============


See Accompanying Consolidated Notes to Financial Statements.


                                                    MADISON EXPLORATIONS, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (UNAUDITED)

                                                                                                     Accumulated
                                                                                     Accumulated      Deficit
                                                                      Additional        Other          During
                                            Common Stock               Paid in      Comprehensive    Development
                                        Shares         Amount          Capital          Income          Stage            Total
                                     ------------    ------------    ------------    ------------    ------------    ------------
June 15, 1998, issue
  common stock                         53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430
Net loss, December 31, 1999                    --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999             53,750,000    $     53,750    $    (53,320)             --    $         --    $        430

Net loss, December 31, 2000                    --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000             53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Net loss, December 31, 2001                    --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001             53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Net loss, December 31, 2002                    --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002             53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Net loss, December 31, 2003                    --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003             53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Issuance of common stock
  for cash                             59,070,000          59,070         (58,598)             --              --             472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                        5,000                                           5,000
Foreign currency adjustments                   --              --              --          (2,554)             --          (2,554)
Net loss, December 31, 2004                    --              --              --              --         (49,088)        (49,088)
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004            112,820,000    $    112,820    $   (106,918)   $     (2,554)   $    (49,088)   $    (45,740)

Foreign currency adjustments                                                                 (444)                           (444)
Net loss, December 31, 2005                    --              --              --                         (48,720)        (48,720)
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2005            112,820,000    $    112,820    $   (106,918)   $     (2,998)   $    (97,808)   $    (94,904)

Issuance of common stock
  for cash                                200,000             200          49,800                                          50,000
Foreign currency adjustments               (1,297)         (1,297)
Net loss, December 31, 2006                    --              --              --                         (38,511)        (38,511)
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2006            113,020,000    $    113,020    $    (57,118)   $     (4,295)   $   (136,319)   $    (84,712)

Foreign currency adjustments                   --              --              --            (945)             --            (945)
Net Income, June 30, 2007                      --              --              --              --          33,818          33,818
                                     ------------    ------------    ------------    ------------    ------------    ------------
Balance, June 30, 2007                113,020,000    $    113,020    $    (57,118)   $     (5,240)   $   (102,501)   $    (51,839)
                                     ============    ============    ============    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.


                                          MADISON EXPLORATIONS, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                             June 15, 1998
                                                                  Six months ended          (inception) to
                                                               June 30,       June 30,         June 30,
                                                                 2007            2006            2007
                                                              ---------       ---------       ---------
Cash Flows From Operating Activities
    Net income/ (loss)                                        $  33,818       $ (54,270)      $(102,501)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    (Increase) in Exploration Deposits                               --         (18,635)             --
    (Decrease) in deposits                                        4,290              --              --
    (Increase) in prepaid expenses                                  (49)         (4,479)         (1,050)
    Increase (decrease) in accounts payable and accruals          1,800           2,500           4,300
    Increase in deferred revenue                                (50,000)         50,000              --
                                                              ---------       ---------       ---------
         Net cash used in operating activities                $ (10,141)      $ (24,884)        (99,251)
                                                              ---------       ---------       ---------

Cash Flows From Investing Activities
         Net cash provided used in investing activities       $      --       $      --              --
                                                              ---------       ---------       ---------

Cash Flows From Financing Activities
    Issuance of common stock                                  $      --       $  50,000       $  50,902
    Capital contribution                                             --              --           5,000
    Officer loans and advances                                   (1,776)          1,837          27,352
    Note payable                                                  1,000              --          29,797
                                                              ---------       ---------       ---------

         Net cash provided by financing activities            $    (776)      $  51,837       $ 113,051
                                                              ---------       ---------       ---------

Effect of exchange rate changes on cash and
    cash equivalents                                          $    (945)      $  (2,099)      $  (5,240)
                                                              ---------       ---------       ---------

         Net increase (decrease) in cash                      $ (11,862)      $  24,854       $   8,560

Cash, beginning of period                                        20,422          56,288              --
                                                              ---------       ---------       ---------

Cash, end of period                                           $   8,560       $  81,142       $   8,560
                                                              =========       =========       =========
SUPPLEMENTAL INFORMATION

Interest Expense                                              $   3,592       $       0       $       0
                                                              =========       =========       =========
Income Taxes Paid                                             $       0       $       0       $       0
                                                              =========       =========       =========
Assumption of officer note by Paleface Holdings               $  27,352       $       0       $       0
                                                              =========       =========       =========


See Accompanying Notes to Consolidated Financial Statements.

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31 2006 annual financial statements. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Note 2        Nature and Continuance of Operations
              ------------------------------------

              The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company's common shares are publicly traded on the OTC Bulletin Board.

              The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

              These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $105,001 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Note 2.    Nature and Continuance of Operations
         -----------------------------------------------

         a) Recent Accounting Pronouncements
         -----------------------------------


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

                           MADISON EXPLORATIONS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         b) Foreign Currency Translation
         -------------------------------

         The Company translates foreign currency transactions and balances to its reporting currency, United States dollars, in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.


         Note 3.   Stockholders' Equity

         Net loss per common share
         -------------------------

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

         The Company has no warrants or options outstanding at June 30, 2007 or December 31, 2006.


         Note 4.   Note Payable

         The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $4,797 as at June 30, 2007 and $3,797 for the year ended December 31, 2006. The note payable balance including accrued interest was $29,797 and $28,797 at June 30, 2007 and December 31, 2006, respectively.

         Note  5.   Related Party Transactions

         The officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two officers executed demand notes at 5% interest for $15,000 in CAD ($12,479 USD) each. The officers of the Company also submit expense reports on a regular basis of expenses incurred on behalf of the Company in the normal performance of their duties. These payable to the officers for unreimbursed expenses totaled $0 and $0 at June 30, 2007 and December 31, 2006, respectively. Interest on the notes payable for the quarter ended June 30, 2007, was $338 and $1,314 for the year ended December 31, 2006. As of June 30, 2007 and December 31, 2006, the officer advances were $27,352 and $29,128, including $338 and $1,314 in accrued interest, respectively. Effective June 13, 2007, the debt to the officers was sold to Paleface Holdings and is included with Notes Payable at June 30, 2007. The officers sold their shares on June 22, 2007 and resigned their offices. The purchasers of the shares assumed controlling interest in the Company and were appointed the officers and directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,100 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $144,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), the sale of a 15% interest in another claim (Bronco), and a further sale of 15% in another claim (Woodmountain North) to support its limited operations. The Company has also entered into a private placement agreement whereby the Company issued 200,000 Regulation S Common shares in exchange for $50,000. As of June 30, 2007, the Company had approximately $8560 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to fully implement its planned exploration program.

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

_____________________________________________________________________________

Planned Exploration on future Claims          Year 1            Year 2
_____________________________________________________________________________

Claim Staking/property acquisition            50,000             50,000
_____________________________________________________________________________

Property Exploration Expenditures            500,000            650,000
_____________________________________________________________________________

                                            $500,000           $700,000
_____________________________________________________________________________


The Company's business plan for the year 2007 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to use third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed its drill program at Scout Lake in 2005. The results of the drill program do not warrant spending further time and money at this location. The main thrust of our program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. As of June 30, 2007 the Company has 56 mineral claims in Southern Saskatchewan.

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


ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2007 were effective at a level that provides reasonable assurance to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2007.

                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

None


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

There were no unregistered sales of equity securities during the three month period ended June 30, 2007.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
---------------------------------------------------------

None


ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

None


ITEM 5. OTHER INFORMATION.
--------------------------

None


ITEM 6. EXHIBITS
----------------


The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer.

32.2 Section 906 Certification of Chief Financial Officer.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MADISON EXPLORATIONS, INC.

                                                 By /s/ Joseph Gallo
                                                    -----------------------

Date: August 20 2007