Form 10KSB
period 2007-12-31
MADISON EXPLORATIONS INC.
filed 2008-04-07
CIK 1318268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-51302

                           MADISON EXPLORATIONS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              NEVADA                                       OUTSTANDING
  --------------------------------                   ----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


        1100 E. 29th St., Suite 153
     North Vancouver, British Columbia
                   Canada                                     V7K 1C2
 ------------------------------------------                ------------
  (Address of principal executive offices)                  (Zip code)

                    Issuer's telephone number: (206) 202-4519

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
    -----------------------------                ---------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 25, 2008 is $1,462,500.

The number of shares outstanding of the Company's common stock, as of March 25, 2008, is 113,020,000.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

PART I

This Annual Report on Form 10-KSB and the information incorporated by reference includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Madison Explorations, Inc. or our officers with respect to, among other things, the ability to successfully implement our exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

(1)   our ability to successfully implement our exploration strategies;
(2) the success or failure of our exploration activities and other opportunities that we may pursue;
(3) changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;
(4) changes in regional and national business and economic conditions, including the rate of inflation;
(5)   changes in the laws and government regulations applicable to us; and
(6)   increased competition.

Stockholders and other users of this Annual Report on Form 10-KSB are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS.

Madison Explorations, Inc. was incorporated on June 15, 1998 under the laws of the State of Nevada to engage in any lawful corporate activity. We have incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct our Canadian exploration activities and for us to be in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities. Both Madison Explorations, Inc. and Scout Resources, Inc. will be referred to collectively as the "Company."

Our principal executive offices are at 1100 E. 29th St., Suite 153, N. Vancouver, British Columbia, Canada. Our telephone number is (206) 202-4519, and our fax number is (206) 202-4519.

We maintain a website at HTTP://WWW.MADISONEXPLORATION.COM. Our website and its linked contents are not part of this form.

We are currently engaged in the business of diamond exploration in the Southern area of the Province of Saskatchewan, Canada. The Southern area of Saskatchewan has been explored for diamonds since at least 1963 by other exploration companies with limited success. To date, the company has conducted exploration work on the "Scout Lake" properties in 2004 and 2005. In 2006 the Company conducted exploration work on the "Valmarie" property and the "Big Blu" property. During 2007 the Company did not conduct any significant exploration work on any of its mineral properties. As of December 31, 2007 the Company had $5,637 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to fully implement its planned exploration program. During the last two years we concentrated our efforts on the gathering of exploration data. Because the Company is an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

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

Echo Resources, Inc., formerly known as TVE Corporation ("Echo") is a Delaware corporation with its principle office located at 500 Australian Avenue, West Palm Beach, FL. It is publically traded on the Over the Counter Bulletin Board under the symbol "ECHR." Echo is engaged as a pre-exploration stage company with its business strategy focusing on the development and exploration of diamond and gold in Canada. Echo became aware of Madison through Madison's website and follow-up discussions resulting there from.

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

The sale-option of our Bronco property occurred on September 14, 2005. Pursuant to our agreement, we granted a 15% interest in the mineral claim to Echo Resources, Inc. in exchange for the payment of $50,000. The deposit is reflected as a liability on the balance sheet in order to better match the expenses to their related revenue source. As funds are spent on this property, the company will bring the corresponding revenue amount into income. If the Company decides to abandon the property then any remaining deposit will be brought into income in that year. Echo Resources, Inc. has agreed to fund 50% of the costs of the exploration and data gathering program on the Bronco property. We will report to Echo Resources, Inc. the results of our efforts and to keep in good standing our claims on the property. In the event we determine not to proceed with our exploration and data gathering program or in the event we abandon the project, we have agreed to give Echo Resources, Inc. the right of first refusal to continue to develop and exploit the property. As of December 31, 2006, the Company had allowed claims to expire and no longer have rights to develop the property.

The option of our Wood Mountain North property occurred on May 4, 2006. Pursuant to our agreement, we granted a 15% option in the mineral claim to Cobra Energy, Inc. in exchange for the payment of $50,000. The deposit is reflected as a liability on the balance sheet in order to better match the expenses to their related revenue source. As funds are spent on this property, the Company will bring the corresponding revenue amount into income. If the Company decides to abandon the property then any remaining deposit will be brought into income in that year. Cobra Energy, Inc has agreed to fund 50% of the cost of the exploration and data gathering program on the Wood Mountain North Property. We will report to Cobra Energy, Inc. the results of our efforts and keep in good standing our claims on the property. Management has determined not to proceed with our exploration and data gathering program and abandon the project. Cobra Energy, Inc. has the right of first refusal to take over the Company's claim. The $50,000 was taken into income in 2007.

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

The Saskatchewan Mineral Disposition Regulations stipulates that a claim holder must spend CAD $12 Canadian per hectare (approximately US$12) per year in claim year 2 to 10 in order to keep its mineral claims in good standing. After 10 years a claim holder must spend CAD $25 (approximately US $25) per hectare per year in order to keep its mineral claims in good standing.

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

The Company intends to continue exploring its properties. We will seek either a joint venture partner or a senior partner that will undertake the exploration of the properties. However, there is a substantial risk that no commercially viable diamond deposit will be found. If so, we will have difficulty finding any partners to undertake further exploration.

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

RISKS ASSOCIATED WITH MINING

ALL OF OUR PROPERTIES ARE IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN COMMERCIALLY XPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS WILL FAIL.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

               SECTIONS 2 AND 11, TOWNSHIP 10, RANGE 13,
S-140086       WEST OF THE THIRD MERIDIAN;                    72-G-13         512

               SECTIONS 8, 9, 16 AND 17, TOWNSHIP 11,
S-140087       RANGE 15, WEST OF THE THIRD                   72-F-16 &
               MERIDIAN;                                      72-G-13        1024

               SECTIONS 18 AND 19, TOWNSHIP 04, RANGE 26,    72-F-05 &
S-140088       WEST OF THE THIRD MERIDIAN;                    72-F-06         512

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

               SECTIONS 31 AND 32, TOWNSHIP 9, RANGE 9,
S-140119       WEST OF THE THIRD MERIDIAN;                    72-G-14         512

               SECTIONS 5 AND 6, TOWNSHIP 10, RANGE 9,
S-140120       WEST OF THE THIRD MERIDIAN;                    72-G-14         512



               SECTION 25, TOWNSHIP 9, RANGE 10, WEST OF
S-140121       THE THIRD MERIDIAN;                            72-G-14         256

               SECTIONS 11 AND 12, TOWNSHIP 7, RANGE 9,
S-140122       WEST OF THE THIRD MERIDIAN;                    72-G-11         512

               SECTIONS 25, 26, 35 AND 36, INCLUSIVE,
               TOWNSHIP 1, RANGE 13, WEST OF THE THIRD
               MERIDIAN;
               PLEASE NOTE THAT THIS AREA MAY BE SUBJECT
               TO SURFACE ACCESS RESTRICTIONS AS IT IS
S-140123       UNDER DISP0SITION EL681.                       72-G-04        1024

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

               SECTION 5 TO 8, INCLUSIVE, TOWNSHIP 13,
S-140127       RANGE 15, WEST OF THE THIRD MERIDIAN;          72-K-01        1024

               SECTIONS 17 TO 20, INCLUSIVE, TOWNSHIP 13,
S-140128       RANGE 15, WEST OF THE THIRD MERIDIAN;          72-K-01        1024

               SECTIONS 21 TO 23 AND SECTIONS 26 TO 28,
               INCLUSIVE, TOWNSHIP 13, RANGE 15, WEST OF      72-K-01 &
S-140129       THE THIRD MERIDIAN;                            72-J-04        1536

               SECTIONS 29 AND 30, TOWNSHIP 13, RANGE 15,
S-140130       WEST OF THE THIRD MERIDIAN;                    72-K-01         512

               SECTIONS 33 TO 35, INCLUSIVE, TOWNSHIP 13,     72-K-01 &
S-140131       RANGE 15, WEST OF THE THIRD MERIDIAN;          72-J-04         768

ITEM 3. LEGAL PROCEDINGS.

The Company is not currently party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of calendar year 2007, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established trading market in our Common Stock.

The Company's common stock is traded only on the OTC Bulletin Board (OTC: MDEX).

SHAREHOLDERS

As at March 25, 2008 there are approximately six hundred and fifty holders of the Company's Common Stock.

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

Non-affiliates reselling restricted securities, as well as affiliates selling restricted or Non-restricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in
Section 2(11), if six conditions are met:

(1) Current public information must be available about the Company unless sales are limited to those made by non-affiliates after two years.

(2) When restricted securities are sold, generally there must be a one-year holding period.

(3) When either restricted or non-restricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for re-sales by non-affiliates.

(4) Except for sales of restricted securities made by non-affiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

(5) Except for sales of restricted securities made by non-affiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital from our principal shareholders, proceeds from the sale of our mineral properties and proceeds from the sale of our securities to finance its operations. As of December 31, 2007, we had $5,637 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to use for the second phase of its exploration program.

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

Twenty four Month Exploration Budget on new and future claims

The Company intends to option additional property by way of claim staking or acquiring companies with promising mineral claims in the area of Southern Saskatchewan and Northern Montana

--------------------------------------------------------------------------------

Planned Exploration on future Claims           Year 1            Year 2
--------------------------------------------------------------------------------

Claim Staking/property acquisition             50,000            50,000
--------------------------------------------------------------------------------

Property Exploration Expenditures             500,000           650,000
--------------------------------------------------------------------------------

                                             $550,000          $700,000
--------------------------------------------------------------------------------

The Company's business plan for the year 2008 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to continue using third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed drill programs at Scout Lake in 2005 and Val Marie in 2006. The results of the drill programs do not warrant spending further time and money at these locations. The main thrust of our program will now be in other areas in Southern Saskatchewan.

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

ITEM 7. FINANCIAL STATEMENTS.


                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

                           MADISON EXPLORATIONS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS



FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm                  F-1

   Consolidated Balance Sheets                                              F-2

   Consolidated Statements of Operations                                    F-3

   Consolidated Statements of Stockholders' (Deficit)                       F-4

   Consolidated Statements of Cash Flows                                    F-5

   Notes to Consolidated Financial Statements                          F-6-F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Madison Explorations, Inc.
Vancouver, British Columbia


I have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (An Exploration Stage Enterprise) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the period June 15, 1998 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Explorations, Inc. (An Exploration Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and the period June 15, 1998 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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


Kyle L. Tingle, CPA, LLC

        March 25, 2008
        Las Vegas, Nevada


                                  MADISON EXPLORATIONS, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)
                                  CONSOLIDATED BALANCE SHEETS


                                                                December 31,     December 31,
                                                                   2007              2006
                                                               -------------    -------------
                                            ASSETS

CURRENT ASSETS
   Cash                                                        $       5,637    $      20,422
   Deposits                                                                -            4,290
   Prepaid Expenses                                            $           -    $       1,001
                                                               -------------    -------------

       Total current assets                                    $       5,637    $      25,713
                                                               -------------    -------------


           Total assets                                        $       5,637    $      25,713
                                                               =============    =============

                            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                    $       7,221    $       2,500
   Notes payable and accrued interest                                 61,922           28,797
   Deferred revenue                                                        -           50,000
   Officer's loans and advances                                            -           29,128
                                                               -------------    -------------

       Total current liabilities                               $      69,143    $     110,425
                                                               -------------    -------------


STOCKHOLDERS' (DEFICIT)
   Common stock: $.001 par value;
     Authorized 500,000,000 shares;
     Issued and outstanding:                                     113,020,000
     shares at December 31, 2007 and 2006                      $     113,020    $     113,020
   Additional paid-in capital                                        (57,118)         (57,118)
   Accumulated other comprehensive income                             (7,740)          (4,295)
   Accumulated deficit during development stage                     (111,668)        (136,319)
                                                               -------------    -------------

       Total stockholders' (deficit)                           $     (63,506)   $     (84,712)
                                                               -------------    -------------

           Total liabilities and stockholders' (deficit)       $       5,637    $      25,713
                                                               =============    =============


                 See Accompanying Notes to Consolidated Financial Statements.


                                        MADISON EXPLORATIONS, INC.
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             June 15, 1998
                                                                   Year ended               (inception) to
                                                          December 31,      December 31,     December 31,
                                                              2007              2006             2007
                                                          ------------     -------------     ------------


Revenues                                                  $     50,000     $     94,000      $    144,000

Operating expenses
   Exploration and development                            $        131     $     58,699      $    109,040
   General and administrative                                   21,863           70,497           135,680
                                                          ------------     ------------      ------------
Income/ (loss) before other expense                       $     21,994          (35,196)     $   (100,720)

Other expense                                                    3,355            3,315            10,948
                                                          ------------     ------------      ------------

   Net income/ (loss)                                     $     24,651     $    (38,511)     $   (111,668)
                                                          ============     ============      ============

   Net loss per share, basic and diluted                  $      (0.00)    $      (0.00)
                                                          ============     ============

   Average number of shares of common stock outstanding    113,020,000      113,020,000
                                                          ============     ============


                       See Accompanying Consolidated Notes to Financial Statements.


                                                MADISON EXPLORATIONS, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                               Accumulated
                                                                               Accumulated       Deficit
                                         Common Stock           Additional        Other          During
                                  -------------------------      Paid in      Comprehensive    Development
                                     Shares        Amount        Capital         Income           Stage          Total
                                  ------------   ----------    -----------    -------------    ------------   -----------

June 15, 1998, issue
  common stock                      53,750,000   $   53,750    $   (53,320)   $           -    $          -   $       430
Net loss, December 31, 1999                               -              -                -               -             -
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 1999          53,750,000   $   53,750    $   (53,320)               -    $          -   $       430

Net loss, December 31, 2000                               -              -                -               -             -
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2000          53,750,000   $   53,750    $   (53,320)   $           -    $          -   $       430

Net loss, December 31, 2001                               -              -                -               -             -
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2001          53,750,000   $   53,750    $   (53,320)   $           -    $          -   $       430

Net loss, December 31, 2002                               -              -                -               -             -
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2002          53,750,000   $   53,750    $   (53,320)   $           -    $          -   $       430

Net loss, December 31, 2003                               -              -                -               -             -
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2003          53,750,000   $   53,750    $   (53,320)   $           -    $          -   $       430

Issuance of common stock
  for cash                          59,070,000       59,070        (58,598)                                           472

June 14, 2004 forward stock split
   5000:1
Capital contribution                                                 5,000                                          5,000
Foreign currency adjustments                                                         (2,554)                       (2,554)
Net loss, December 31, 2004                               -              -                -         (49,088)      (49,088)
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2004         112,820,000   $  112,820    $  (106,918)   $      (2,554)   $    (49,088)  $   (45,740)

Foreign currency adjustments                                                           (444)                         (444)
Net loss, December 31, 2005                               -              -                -         (48,720)      (48,720)
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2005         112,820,000   $  112,820    $  (106,918)   $      (2,998)    $   (97,808)  $   (94,904)

Issuance of common stock
  for cash                             200,000          200         49,800                                         50,000
Foreign currency adjustments                                                         (1,297)                       (1,297)
Net loss, December 31, 2006                               -              -                -         (38,511)      (38,511)
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2006         113,020,000   $  113,020    $   (57,118)   $      (4,295)   $   (136,319)  $   (84,712)

Foreign currency adjustments                                                         (3,445)                       (3,445)
Net income, December 31, 2007                             -              -                -          24,651        24,651
                                  ------------   ----------    -----------    -------------    ------------   -----------
Balance, December 31, 2007         113,020,000   $  113,020    $   (57,118)   $      (7,740)   $   (111,668)  $   (63,506)
                                  ============   ==========    ===========    =============    ============   ===========


                               See Accompanying Notes to Consolidated Financial Statements.


                                                MADISON EXPLORATIONS, INC.
                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                                             June 15, 1998
                                                                                   Year ended               (inception) to
                                                                          December 31,      December 31,     December 31,
                                                                              2007              2006             2007
                                                                          ------------     -------------     ------------

Cash Flows From Activities
   Net income (loss)                                                      $     24,651     $     (38,511)    $   (111,668)
   Adjustments to reconcile net loss
   to cash used in operating activities:
   Changes in assets and liabilities
   (Increase) in deposits                                                        4,290            (4,290)               -
   (Increase) in prepaid expenses                                                1,001            (1,001)               -
   Increase (decrease) in accounts payable and accruals                          4,721                 -            7,221
   Increase in deferred revenue                                                (50,000)          (44,000)               -
                                                                          ------------     -------------     ------------

       Net cash used in operating activities                              $    (15,337)    $     (87,802)        (104,447)
                                                                          ------------     -------------     ------------

Cash Flows From Activities
       Net cash provided used in investing activities                     $          -     $           -                -
                                                                          ------------     -------------     ------------

Cash Flows From Financing Activities
   Issuance of common stock                                               $          -     $      50,000     $    113,020
   Capital contribution                                                              -                 -          (57,118)
   Officer loans and advances                                                  (29,128)            1,233                -
   Notes payable                                                                33,125             2,000           61,922
                                                                          ------------     -------------     ------------

       Net cash provided by financing activities                          $      3,997     $      53,233     $    117,824
                                                                          ------------     -------------     ------------

Effect of exchange rate changes on cash and cash equivalents              $     (3,445)    $      (1,297)    $     (7,740)
                                                                          ------------     -------------     ------------

       Net increase (decrease) in cash                                    $    (14,785)    $     (35,886)    $      5,637

Cash, beginning of period                                                       20,422            56,288                -
                                                                          ------------     -------------     ------------

Cash, end of period                                                       $      5,637     $      20,422     $      5,637
                                                                          ============     =============     ============


                                See Accompanying Notes to Consolidated Financial Statements

                                                           F-5

                           MADISON EXPLORATIONS, INC.
                        (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements show that Madison Explorations, Inc. had a substantial working capital deficiency and that it has suffered losses since inception. Management believes that, at a minimum, the Company will still need total additional financing of approximately $2,000,000 to continue to operate as planned during the twelve-month period subsequent to December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared on the basis of generally accepted accounting principles as applicable to a going concern, however the future of Madison Explorations, Inc. will depend upon the company's ability to obtain adequate financing, successfully resolve any outstanding contingencies and attain profitable operations. Although the successful resolution of these uncertainties is not assured, management is of the opinion that current negotiations for financing and ultimate satisfactory settlement of any contingencies will allow the company to continue its operations.

Management plans to obtain such financing through private and public offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2008 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and December 31, 2006.

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

ADVERTISING

Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2007 and 2006 were $nil and $2,374, respectively.

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

The Company recorded a foreign currency (gain) loss of $(20) and $1,297 during the year ended December 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSEED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

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

In November 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS -- A REPLACEMENT OF FASB STATEMENT NO. 141", which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

In November 2007, the FASB issued SFAS No. 160, "ACCOUNTING AND REPORTING OF NONCONTROLLING INTEREST" ("SFAS No. 160"). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity's balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent's ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

NOTE 2   STOCKHOLDERS' EQUITY

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

On June 14, 2004, the Company's shareholders approved a forward split of its common stock at five thousand shares for one share of the existing shares. The number of common stock shares outstanding increased from 23,064 to 115,320,000. Prior period information has been restated to reflect the stock split.

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

The Company has no warrants or options outstanding at December 31, 2007 or December 31, 2006.

NOTE 3   NOTES PAYABLE

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $5,797 as at December 31, 2007 and $3,797 for the year ended December 31, 2006. The note payable balance including accrued interest was $30,797 and $28,797 at December 31, 2007 and December 31, 2006, respectively.

Two former officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two former officers executed demand notes at 5% interest for $15,000 in CAD ($15,563 USD) each. Interest on the notes payable for the year ended December 31, 2007, was $1,375 and $1,314 for the year ended December 31, 2006. Effective June 13, 2007 the debt to the officers was sold to Paleface Holdings and is included with the Notes Payable at September 30, 2007.The officers sold their shares on June 22, 2007 and resigned their offices. The purchasers of the shares assumed controlling interest in the Company and were appointed the officers and directors of the Company. As of December 31, 2007 and December 31, 2006, the note payable balances were $31,125 and $29,128, including $1,125 and $1,314 in accrued interest, respectively.

NOTE 4.   MINERAL CLAIMS

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

NOTE 5   COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following:

                                               DEC. 31, 2007    DEC. 31, 2006
                                               -------------    -------------
Foreign currency translation adjustment        $      (7,740)   $      (4,295)
                                               =============    =============

The components of other comprehensive income for the year ended December 31, 2007 and June 15, 1998 (date of inception) through December 31, 2007:

                                               Dec. 31, 2007    Since inception
                                               -------------    ---------------
Foreign currency translation adjustment        $      (3,445)   $        (7,740)
                                               =============    ===============

NOTE 6   INCOME TAXES

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

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                                   2007            2006
                                               ------------    ------------
Net operating loss carryforward                $     38,079    $     46,484
Valuation allowance                                 (38,079)        (46,484)
                                               ------------    ------------

Net deferred tax asset                         $          -    $          -
                                               ============    ============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                      2007           2006       SINCE INCEPTION
                                  ------------   ------------   ---------------
Canadian Federal Tax at
  statutory rate (22.1%)          $     (5,447)  $      8,511   $        24,679
British Columbia Provincial Tax
  at statutory rate (12.0%)             (2,958)         4,621            13,400
                                  ------------   ------------   ---------------
                                  $     (8,405)  $     13,132   $        38,079
Increase in valuation allowance          8,405        (13,132)          (38,079)
                                  ------------   ------------   ---------------

Net deferred tax asset            $          -   $          -   $             -
                                  ============   ============   ===============

The net non-capital loss carry forward will expire from 2011 through 2016. This carry forward may be limited upon the consummation of a business combination Canadian tax regulations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 8B. CHANGES IN INTERNAL CONTROL

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, address and position of each of our executive officers and directors as of the date hereof:

Name                                Age       Position
--------------------------------------------------------------------------------

Joseph Gallo                         49       Director and President
4448 Patterdale Street
North Vancouver, BC
Canada, V7R 4L2

Steven Cozine                        43       Director, Secretary and Treasurer
8701-1460 Barclay Street
Vancouver, BC
Canada, V6G 1J8

Joseph Gallo

Mr.Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a "Solid Construction") which he founded and has run since 1992. In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light which he had invented which incorporated microprocessor technology ("speed indicating light mechanism"). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo's past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

Steven Cozine

Mr. Cozine, from 2001 to the present, has primarily been a business consultant to private and public corporations. In addition, from February, 2005 to March, 2007 he served as the primary officer and director of Zandaria Ventures Inc., a US reporting public company. From May 1993 to August 1999 he was a director of Kelso Technologies, Inc., (a British Columbia reporting company) which he rejoined in Fall, 2006 as a Vice President. Also, from September 2001 to January 2003 he was a director of Normabec Mining Resources (a Quebec reporting issuer). From January 1998 to December 2000 Mr. Cozine was Vice President of Marketing for Saturna Island Vineyards.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2007 were met.

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

ITEM 10. EXECUTIVE COMPENSATION.

The former executive officers, Mssrs. Stunder and Haskins, did not receive any annual salary compensation for their services. The current executive officers, Mssrs. Gallo and Cozine, have not received any annual salary compensation for their services. The Company has not entered into employment agreements with any of its officers or directors of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

                   Name and Address            Amount and Nature    Percentage
Title of Class     of Beneficial Owner        of Beneficial Owner    of Class
--------------------------------------------------------------------------------

Common             Joseph Gallo                   30,885,000           27.32%
                   4448 Patterdale Street.
                   North Vancouver, BC
                   V7R 4L8

Common             Steven Cozine                  33,385,000           29.54%
                   701-1460 Barclay Street.
                   Vancouver, BC
                   V6G 1J5

Common             All Officers and
                   Directors as a Group           64,270,000           56.86%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2006 and 2005, the Company incurred the following fees for professional services rendered by the principal accountant:

                                          2007               2006
                                       ----------         ----------
Audit Fees                             $    7,844         $    7,407
Audit Related Fees                              0                  0
Tax and Other                                   0                  0
                                       ----------         ----------
Total                                  $    7,844         $    7,407
                                       ----------         ----------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: March 27, 2008               MADISON EXPLORATION, INC.


                                    BY: /s/ Joseph Gallo
                                        ----------------------------------------
                                            Joseph Gallo
                                            Chief Executive Officer and Director



                                    BY: /s/ Steven Cozine
                                        ----------------------------------------
                                            Steven Cozine
                                            Chief Financial Officer and Director