Form 10QSB
period 2008-03-31
MADISON EXPLORATIONS INC.
filed 2008-05-20
CIK 1318268

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2008

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to ____________

         Commission file number                      000-51302
                                ------------------------------------------------

                           Madison Explorations, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                          -
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1100 E. 29th St., Suite 153, North Vancouver, British Columbia, Canada, V7K 1C2
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 202-4519
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes____ No __X____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 113,020,000 shares of common stock, par value $0.001 were outstanding at March 31, 2008. Transitional Small Business Disclosure Format: Yes ________ No ____X_____

PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS






                           MADISON EXPLORATIONS, INC.
                        (A Exploration Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

                           MADISON EXPLORATIONS, INC.
                        (A EXPLORATION STAGE ENTERPRISE)

                                    CONTENTS









FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                          1

   Consolidated Statements of Operations                                2

   Consolidated Statements of Stockholders' (Deficit)                   3

   Consolidated Statements of Cash Flows                                4

   Notes to Consolidated Financial Statements                         5-8
-------------------------------------------------------------------------

                                     MADISON EXPLORATIONS, INC.
                                  (A EXPLORATION STAGE ENTERPRISE)
                                     CONSOLIDATED BALANCE SHEETS



                                                                   March 31,     December 31,
                                                                     2008           2007
                                                                  ---------       ---------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash                                                         $   4,421       $   5,637
                                                                  ---------       ---------
         Total assets                                             $   4,421       $   5,637
                                                                  =========       =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                     $   8,303       $   7,221
     Notes payable and accrued interest                              62,085          61,922
                                                                  ---------       ---------
         Total current liabilities                                $  70,388       $  67,643
                                                                  ---------       ---------


STOCKHOLDERS' (DEFICIT)
     Common stock: $.001 par value;
        Authorized 500,000,000 shares;
        Issued and outstanding:  113,020,000 shares
        (December 31, 2007 113,020,000 shares)                    $ 113,020       $ 113,020
     Additional paid-in capital                                     (57,118)        (57,118)
     Accumulated other comprehensive income                          (7,095)         (7,740)
     Accumulated deficit during Exploration Stage                  (114,774)       (111,668)
                                                                  ---------       ---------

         Total stockholders' (deficit)                            $ (65,967)      $ (63,506)
                                                                  ---------       ---------

            Total liabilities and stockholders' (deficit)         $   4,421       $   5,637
                                                                  =========       =========




See Accompanying Notes to Consolidated Financial Statements.


                                          MADISON EXPLORATIONS, INC.
                                       (A EXPLORATION STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)




                                                                                 June 15, 1998
                                                 Three Months Ended              (inception) to
                                                      March 31,                     March 31,
                                              2008                 2007               2008
                                         -------------       -------------       -------------

Revenues                                 $          --       $          --       $     144,000

Operating expenses
   Exploration and development           $          --       $         131       $     109,040
   General and administrative                    2,240               8,062             137,920
                                         -------------       -------------       -------------
Income/ (loss) before other expense      $       2,240              (8,193)      $    (102,960)
Other expense                                      866                 825              11,814
                                         -------------       -------------       -------------

   Net income/ (loss)                    $      (3,106)      $      (9,018)      $    (114,774)
                                         =============       =============       =============

   Net loss per share, basic
   and diluted                           $       (0.00)      $       (0.00)
                                         =============       =============
   Average number of shares
   of common stock outstanding             113,020,000         113,020,000
                                         =============       =============


See Accompanying Notes to Consolidated Financial Statements.


                                                    MADISON EXPLORATIONS, INC.
                                                 (A EXPLORATION STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (UNAUDITED)


                                                                                                    Accumulated
                                                                                    Accumulated       Deficit
                                                                      Additional       Other          During
                                            Common Stock               Paid in     Comprehensive    Development
                                        Shares         Amount          Capital         Income           Stage           Total
                                    ------------    ------------    ------------    ------------    ------------    ------------
June 15, 1998, issue
  common stock                        53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430
Net loss, December 31, 1999                   --              --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999            53,750,000    $     53,750    $    (53,320)             --    $         --    $        430

Net loss, December 31, 2000                   --              --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000            53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Net loss, December 31, 2001                   --              --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001            53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Net loss, December 31, 2002                   --              --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002            53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Net loss, December 31, 2003                   --              --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003            53,750,000    $     53,750    $    (53,320)   $         --    $         --    $        430

Issuance of common stock
  for cash                            59,070,000          59,070         (58,598)             --              --             472
June 14, 2004 forward stock split
   5000:1
Capital contribution                          --                           5,000              --              --           5,000
Foreign currency adjustments                  --                                          (2,554)                         (2,554)
Net loss, December 31, 2004                   --              --              --              --         (49,088)        (49,088)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004           112,820,000    $    112,820    $   (106,918)   $     (2,554)   $    (49,088)   $    (45,740)

Foreign currency adjustments                                                                (444)                           (444)
Net loss, December 31, 2005                   --              --              --              --         (48,720)        (48,720)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2005           112,820,000    $    112,820    $   (106,918)   $     (2,998)   $    (97,808)   $    (94,904)

Issuance of common stock
  for cash                               200,000             200          49,800                                          50,000
Foreign currency adjustments                                                              (1,297)                         (1,297)
Net loss, December 31, 2006                   --              --              --              --         (38,511)        (38,511)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2006           113,020,000    $    113,020    $    (57,118)   $     (4,295)   $   (136,319)   $    (84,712)

Foreign currency adjustments                                                              (3,445)                         (3,445)
Net Income, December 31, 2007                 --              --              --              --          24,651          24,651
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2007           113,020,000    $    113,020    $    (57,118)   $     (7,740)   $   (111,668)   $    (63,506)

Foreign currency adjustments                                                                 645              --             645
Net Income, March 31, 2008                                                                                (3,106)         (3,106)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2008              113,020,000    $    113,020    $    (57,118)   $     (7,095)   $   (114,774)   $    (65,967)
                                    ============    ============    ============    ============    ============    ============


See Accompanying Notes to Consolidated Financial Statements.


                                          MADISON EXPLORATIONS, INC.
                                       (A EXPLORATION STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                            June 15, 1998
                                                                  Three Months Ended       (inception) to
                                                               March 31,       March 31,      March 31,
                                                                 2008            2007           2008
                                                              ---------       ---------       ---------
Cash Flows From
Operating Activities
    Net income/ (loss)                                        $  (3,106)      $  (9,018)      $(114,774)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    (Increase) in deposits                                           --             (40)             --
    (Increase) in prepaid expenses                                   --              (9)             --
    Increase (decrease) in accounts payable and accruals          1,083              --           8,303
    Increase in deferred revenue                                     --           3,344              --
                                                              ---------       ---------       ---------
         Net cash used in
            operating activities                              $  (2,023)      $  (5,723)       (106,471)
                                                              ---------       ---------       ---------

Cash Flows From
Investing Activities
         Net cash provided used in
            investing activities                              $      --       $      --       $      --
                                                              ---------       ---------       ---------

Cash Flows From
Financing Activities
    Issuance of common stock                                  $      --       $      --       $ 113,020
    Capital contribution                                             --              --         (57,118)
    Officer loans and advances                                       --          (2,998)             --
    Notes payable                                                   162             500          62,085
                                                              ---------       ---------       ---------

         Net cash provided by
            financing activities                              $     162       $  (2,498)      $ 117,987
                                                              ---------       ---------       ---------

Effect of exchange rate changes on cash and
    cash equivalents                                          $     645       $    (137)      $  (7,095)
                                                              ---------       ---------       ---------

         Net increase (decrease)
            in cash                                           $  (1,206)      $  (8,358)      $   4,421

Cash, beginning of period                                         5,637          20,422              --
                                                              ---------       ---------       ---------
Cash, end of period                                           $   4,421       $  12,064       $   4,421
                                                              =========       =========       =========


See Accompanying Notes to Consolidated Financial Statements

                           MADISON EXPLORATIONS, INC.
                        (A Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1   Interim Reporting
         -----------------

         While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's December 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31 2007 annual financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

         These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $114,774 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

                           MADISON EXPLORATIONS, INC.
                        (A Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.  Nature and Continuance of Operations
         ------------------------------------

         a) Recent Accounting Pronouncements
            --------------------------------

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

         b) Concentration of Credit Risks
            -----------------------------

         The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

         c) Impairments of Long Lived Assets
            --------------------------------

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

         d) Foreign Currency Translation and Transactions
            ---------------------------------------------

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

                           MADISON EXPLORATIONS, INC.
                        (A Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.  Nature and Continuance of Operations - Cont'd
         ---------------------------------------------


         The Company recorded a foreign currency (gain) loss of $nil during the three months ended March 31, 2008 and 2007, respectively.

         e) Mining Costs
            ------------

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

         f) Consolidation
            -------------

         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

         g) Estimates
            ---------

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



Note 3.  Stockholders' Equity
         --------------------

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

         The Company has no warrants or options outstanding at March 31, 2008 or December 31, 2007.

                           MADISON EXPLORATIONS, INC.
                        (A Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.  Notes Payable
         -------------

         The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $6,297 as at March 31, 2008 and $4,297 for the year ended March 31, 2007. The note payable balance including accrued interest was $31,297 and $29,297 at March 31, 2008 and March 31, 2007, respectively.

         Two former officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two former officers executed demand notes at 5% interest for $15,000 in CAD ($15,563 USD) each. Interest on the notes payable for the three months ended March 31, 2008, was $375 and $1,314 for the three months ended March 31, 2007. As of March 31, 2008 and March 31, 2007, the former officer advances were $30,787 and $25,983. Effective June 13, 2007 the debt to the officers was sold to Paleface Holdings and is included with the Notes Payable at March 31, 2008.The officers sold their shares on June 22, 2007 and resigned their offices. The purchasers of the shares assumed controlling interest in the Company and were appointed the officers and directors of the Company.

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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital of approximately $28,100 from our principal stockholders, an additional shareholder loan of $25,000 and proceeds of approximately $144,000 from the sale of a 20% interest in one of the Company's claims (Bulls Eye), the sale of a 15% interest in another claim (Bronco), and a further sale of 15% in another claim (Woodmountain North) to support its limited operations. As of March 31, 2008, the Company had $4,421 of cash. The Company will need additional equity or debt financing of up to $2,000,000 to fully implement its planned exploration program.

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

Planned Exploration on future Claims           Year 1            Year 2
________________________________________________________________________

Claim Staking/property acquisition             50,000            50,000
________________________________________________________________________

Property Exploration Expenditures             500,000           650,000
________________________________________________________________________

                                             $550,000          $700,000
________________________________________________________________________

The Company's business plan for the year 2008 will consist of further exploration on the properties over which we hold mineral exploration claims and options. As part of Phase Two, the Company also plans to continue staking strategically important areas as more information becomes available with respect to the geology of Southern Saskatchewan. The Company intends to use third party contractors to collect soil samples, process and analyze the results, plot drill targets, drill the identified targets and other exploration related work. The Company completed its drill program at Scout Lake in 2005. The results of the drill program do not warrant spending further time and money at this location. The main thrust of our program will now be in the Val Marie area of the Wood Mountain district in Southern Saskatchewan. As of March 31, 2008 the Company has 55 mineral claims in Southern Saskatchewan.

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


ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2008 were effective at a level that provides reasonable assurance to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2008.


                                     PART II
                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

There were no unregistered sales of equity securities during the three month period ended March 31, 2008.

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

                                                 MADISON EXPLORATIONS, INC.

                                                 By /s/ Joseph Gallo
                                                    ------------------------
Date: May 19, 2008