Form 10-Q
period 2008-06-30
MADISON EXPLORATIONS INC.
filed 2008-08-14
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51302

MADISON EXPLORATIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	7389	Pending
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

1100 E. 29th St., Suite 153,
North Vancouver, British Columbia,
Canada,
V7K 1C2
(Address of principal executive offices)

(206) 202-4519
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]       Accelerated filer [   ]
[X] Non-accelerated filer      [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[X]   No [   ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at August 11, 2008 was 113,020,000.

Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended Section 21E of the Securities Exchanged Act of 193, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of gold or certain other commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of gold exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1A of Part II, “Risk Factors.”

PART I.

Item 1. Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONTENTS

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$38,097	$5,637

Total assets	$38,097	$5,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,084	$7,221
Notes payable and accrued interest	103,354	61,922
Shareholder loan	561	-

Total current liabilities	$112,999	$69,143

STOCKHOLDERS’ (DEFICIT)
Common stock: $.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares
June 30, 2008 and December 31, 2007	$113,020	$113,020
Additional paid-in capital	(57,118)	(57,118)
Accumulated other comprehensive income	(7,494)	(7,740)
Accumulated deficit during exploration stage	(123,310)	(111,668)

Total stockholders’ (deficit)	$(74,902)	$(63,506)

Total liabilities and stockholders’ (deficit)	$38,097	$5,637

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					June 15, 1998
	Three months ended		Six months ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenues	$-	$50,000	$-	$50,000	$144,000

Operating expenses
Exploration and development	$-	$-	$-	$131	$109,040
General and administrative	7,665	6,327	9,905	14,389	145,585
Income (loss) before other expense	(7,665)	43,673	$(9,905)	35,480	$(110,625)

Other expense	871	837	1,737	1,662	12,685

Net income (loss)	$(8,536)	$42,836	$(11,642)	$33,818	$(123,310)

Net income (loss) per share,
basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

June 15, 1998, issue
common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net (loss), December 31, 1999		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	-	$-	$430

Net (loss), December 31, 2000		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net (loss), December 31, 2001		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net (loss), December 31, 2002		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net (loss), December 31, 2003		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock
for cash	59,070,000	59,070	(58,598)			472
June 14, 2004 forward stock split
5000:1
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net (loss), December 31, 2004		-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net (loss), December 31, 2005		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

Issuance of common stock
for cash	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net (loss), December 31, 2006		-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments				246	-	246
Net (loss), June 30, 2008					(11,642)	(11,642)
Balance, June 30, 2008	113,020,000	$113,020	$(57,118)	$(7,494)	$(123,310)	$(74,902)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 15, 1998
	Six Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows From
Operating Activities
Net income (loss)	$(11,642)	$33,818	$(123,310)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
(Increase) in deposits	-	4,290	-
(Increase) in prepaid expenses	-	(49)	-
Increase (decrease) in accounts payable and accruals	1,863	1,800	9,084
Increase in deferred revenue	-	(50,000)	-

Net cash used in
operating activities	$(9,779)	$(10,141)	(114,226)

Cash Flows From
Investing Activities
Net cash provided used in
investing activities	$-	$-	-

Cash Flows From
Financing Activities
Issuance of common stock	$-	$-	$113,020
Capital contribution	-	-	(57,118)
Officer loans and advances	561	(1,776)	561
Notes payable	41,431	1,000	103,354

Net cash provided by (used in)
financing activities	$41,992	$(776)	$159,817

Effect of exchange rate changes on cash and
cash equivalents	$247	$(945)	$(7,494)

Net increase (decrease)
in cash	$32,460	$(11,862)	$38,097

Cash, beginning of period	5,637	20,422	-

Cash, end of period	$38,097	$8,560	$38,097

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31 2007 annual financial statements. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2008 the Company had not yet achieved profitable operations, has accumulated losses of $123,310 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Nature and Continuance of Operations

a) Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Nature and Continuance of Operations – Cont’d

a) Recent Accounting Pronouncements – Cont’d

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), “Noncontrolling Interests in Consolidated Financial Statements”, this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Nature and Continuance of Operations – Cont’d

a) Recent Accounting Pronouncements – Cont’d

transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R”). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

b) Concentration of Credit Risks

The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Nature and Continuance of Operations – Cont’d

c) Impairments of Long Lived Assets

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

The Company recorded a foreign currency (gain) loss of $nil during the three months and six months ended June 30, 2008 and 2007, respectively.

e) Mining Costs

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Nature and Continuance of Operations – Cont’d

g) Estimates

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

Note 3. Stockholders’ Equity (Deficit)

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

The Company has no warrants or options outstanding at June 30, 2008 or December 31, 2007.

Note 4. Notes Payable

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $6,797 as at June 31, 2008 and $5,797 for the year ended December 31, 2007. The note payable balance including accrued interest was $31,797 and $29,797 at June 30, 2008 and June 30, 2007, respectively.

Two former officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two former officers executed demand notes at 5% interest for $15,000 in CAD ($15,563 USD) each. Interest on the notes payable for the six months ended June 30, 2008, was $738 and $662 for the six months ended June 30, 2008 and 2007. As of June 30, 2008 and December 31, 2008, the former officer advances were $31,556 and $31,125. Effective June 30, 2007 the debt to the officers was sold to Paleface Holdings and is included with the Notes Payable at June 30, 2008 and December 31, 2007.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Notes Payable – Cont’d

On April 7, 2008, the Company entered into a non-interesting bearing, $40,000 promissory note that is due on demand and may be convertible in whole or portion thereof, into common stock of the Company at $0.01 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our company. It should be read in conjunction with the Financial Statements and accompanying Notes.

Plan of Operation

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

Planned Exploration on future Claims	Year 1	Year 2
Claim Staking/property acquisition	50,000	50,000
Property Exploration Expenditures	500,000	650,000
	$550,000	$700,000

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

Results of Operations

Three-Month Period Ended June 30, 2008

We did not earn any revenues during the three-month period ended June 30, 2008 (three-month period ended June 30, 2007: $50,000).

We incurred operating expenses in the amount of $7,665 for the three-month period ended June 30, 2008 (three-month period ended June 30, 2007: $6,327). These operating expenses, comprised of general and administration expenses.

Six-Month Period Ended June 30, 20087

We did not earn any revenues during the six-month period ended June 30, 2008 (six-month period ended June 30, 2007: $50,000).

We incurred operating expenses in the amount of $9,905 for the six-month period ended June 30, 2008 (six month-period ended June 30, 2007 $14,520). These operating expenses, comprised of general and administration expenses of $9,905 (six month-period ended June 30, 2007: $14,389) and exploration and development expenses of $Nil (six month-period ended June 30, 2007: $131).

Liquidity and Capital Resources

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting, as described in our Form 10-KSB for the year ended December 31, 2007, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None..

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report:

Consolidated Balance Sheets as of June 30, 2008(Unaudited) and December 31, 2007

Consolidated Statements of Operations for the six-month and three-month periods ended June 30, 2008 and 2007 (Unaudited)

Consolidated Statement of Changes in Stockholders Equity (Deficit) (Unaudited)

Consolidated Statements of Cash Flows for the six-month and three-month periods ended June 30, 2008 and 2007 (Unaudited)

Notes to Financial Statements

(2) Exhibits filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on Form 8-K during the quarter ended June 30, 2008:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2008	Madison Exploration Inc. (Registrant)

/s/ Joseph Gallo
By: Joseph Gallo
Title: President and Chief Executive Officer

/s/ Steven Cozine
By: Steven Cozine
Chief Financial Officer