Form 10-Q
period 2008-09-30
MADISON EXPLORATIONS INC.
filed 2008-11-14
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

     Large accelerated filer [ ] Accelerated filer [ ]
[X] Non-accelerated filer[X] Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

     The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at November 11, 2008 was113,020,000.

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

PART I.

Item 1. Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONTENTS

FINANCIAL STATEMENTS

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$31,441	$5,637

Total assets	$31,441	$5,637

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,078	$7,221
Notes payable and accrued interest	103,374	61,922
Shareholder loan	561	-

Total current liabilities	$110,013	$69,143

STOCKHOLDERS’ (DEFICIT)
Common stock: $.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares
September 30, 2008 and December 31, 2007	$113,020	$113,020
Additional paid-in capital	(57,118)	(57,118)
Accumulated other comprehensive income	(6,700)	(7,740)
Accumulated deficit during exploration stage	(127,774)	(111,668)

Total stockholders’ (deficit)	$(78,572)	$(63,506)

Total liabilities and stockholders’ (deficit)	$31,441	$5,637

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

						June 15, 1998
	Three months ended			Nine months ended		(inception) to
	September 30,	September 30,		September 30,	September 30,	September 30,
	2008	2007		2008	2007	2008

Revenues	$-	$-		$-	$50,000	$144,000

Operating expenses
Exploration and development	$-	$-	$		$131	$109,040
General and administrative	3,602	4,304		13,507	18,693	149,187
Income (loss) before other expense	(3,602)	(4,304)		$(13,507)	31,176	$(114,227)

Other expense	862	838		2,599	2,500	13,547

Net income (loss)	$(4,464)	$(5,142)		$(16,106)	$28,676	$(127,774)

Net income(loss) per share,
basic and diluted	$(0.00)	$0.00		$(0.00)	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000		113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

June 15, 1998, issue
common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss, December 31, 1999		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	-	$-	$430

Net loss, December 31, 2000		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2001		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2002		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2003		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock
for cash	59,070,000	59,070	(58,598)			472
June 14, 2004 forward stock split
5000:1
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss, December 31, 2004		-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net loss, December 31, 2005		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

Issuance of common stock
for cash	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss, December 31, 2006		-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments				1,040	-	1,040
Net (loss), September 30, 2008					(16,106)	(16,106)
Balance, September 30, 2008	113,020,000	$113,020	$(57,118)	$(6,700)	$(127,774)	$(78,572)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 15, 1998
	Nine Months Ended		(inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash Flows From
Operating Activities
Net income (loss)	$(16,106)	$28,676	$(127,774)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
(Increase) in deposits	-	1,001	-
(Increase) in prepaid expenses	-	4,290	-
Increase (decrease) in accounts payable and accruals	(1,142)	6,038	6,078
Increase in deferred revenue	-	(50,000)	-

Net cash used in
operating activities	$(17,248)	$(9,995)	(121,696)

Cash Flows From
Investing Activities
Net cash provided used in
investing activities	$-	$-	-

Cash Flows From
Financing Activities
Issuance of common stock	$-	$-	$113,020
Capital contribution	-	-	(57,118)
Officer loans and advances	561	(29,128)	561
Notes payable	41,451	29,190	103,374

Net cash provided by (used in)
financing activities	$42,012	$62	$159,837

Effect of exchange rate changes on cash and
cash equivalents	$1,040	$(945)	$(6,700)

Net increase (decrease)
in cash	$25,804	$(10,878)	$31,441

Cash, beginning of period	5,637	20,422	-

Cash, end of period	$31,441	$9,544	$31,441

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31 2007 annual financial statements. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

Going Concern

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $127,774 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2008 and March 31, 2008, the Company had no cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Nature and Continuance of Operations – Cont’d

a) Recent Accounting Pronouncements – Cont’d

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At September 30, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company recorded a foreign currency (gain) loss of $nil during the nine months ended September 30, 2008 and 2007, respectively.

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

The Company has no warrants or options outstanding at September 30, 2008 or December 31, 2007.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Notes Payable

The Company has a note payable in the amount of $25,000 from Pale Face Holdings, Ltd. The note provides for interest payable at 8% annually. Accrued interest on the note payable was $7,297 as at September 30, 2008 and $5,797 for the year ended December 31, 2007. The note payable balance including accrued interest was $32,297 and $30,297 at September 30, 2008 and September 30, 2007, respectively.

Two former officers of the Company have advanced funds to the Company to continue ongoing operations. On June 25, 2004, two former officers executed demand notes at 5% interest for $15,000 in CAD ($15,563 USD) each. Interest on the notes payable for the nine months ended September 30, 2008, was $1,099 and $1,000 for the nine months ended September 30, 2007. As of September 30, 2008 and September 30, 2007, the former officer advances were $31,076 and $27,690. Effective June 30, 2007 the debt to the officers was sold to Paleface Holdings and is included with the Notes Payable at September 30, 2008 and December 31, 2007.

On April 7, 2008, the company entered into a non-interest bearing, $40,000 promissory note that is due on demand and may be converted in whole or portion thereof, into common stock of the company at $0.01 per share

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Results of Operations

Three-Month Period Ended September 30, 2008

We did not earn any revenues during the three-month period ended September 30, 2008 (three-month period ended September 30, 2007: $Nil).

We incurred operating expenses in the amount of $3,602 for the three-month period ended September 30, 2008 (three-month period ended September 30, 2007: $4,304). These operating expenses, comprised of general and administration expenses.

Nine-Month Period Ended September 30, 2008

We did not earn any revenues during the nine-month period ended September 30, 2008 (nine-month period ended September 30, 2007: $50,000).

We incurred operating expenses in the amount of $13,507 for the nine-month period ended September 30, 2008 (nine month-period ended September 30, 2007: $18,824). These operating expenses, comprised of general and administration expenses of $13,507 (nine month-period ended September 30, 2007: $18,693) and exploration and development expenses of $Nil (nine month-period ended September 30, 2007: $131).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting, as described in our Form 10-KSB for the year ended December 31, 2007, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended September 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None..

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following documents are filed as part of this Report:

(1) Financial statements filed as part of this Report: Consolidated Balance Sheet as of September 30, 2008 (Unaudited)

Consolidated Statement of Operations for the three and nine month periods ended September 30, 2008 and 2007 (Unaudited)

Consolidated Statement of Cash Flows for the three and nine month periods ended September 30, 2008 and 2007 (Unaudited)

Consolidated Statement of Stockholders’ Deficit for the three and nine month periods ended September 30, 2008 and 2007 (Unaudited)

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

(b) Reports filed on Form 8-K during the quarter ended September 30, 2008:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November, 12, 2008	Madison Exploration Inc.
(Registrant)

/s/ Joseph Gallo
By: Joseph Gallo
Title: President and Chief Executive Officer

/s/ Steven Cozine
By: Steven Cozine
Chief Financial Officer