Form 10-K
period 2008-12-31
MADISON EXPLORATIONS INC.
filed 2009-04-15
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-51302

MADISON EXPLORATIONS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	OUTSTANDING
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 E. 29th St., Suite 153
North Vancouver, British Columbia
Canada	V7K 1C2
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (778) 928-7677

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, par value $.001	None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]    No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a	Accelerated filer [ ]
Non-accelerated filer [ ]	smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

PART I

This Annual Report on Form 10-K and the information incorporated by reference includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Madison Explorations, Inc. or our officers with respect to, among other things, the ability to successfully implement our exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

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

Stockholders and other users of this Annual Report on Form 10-K are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS.

Madison Explorations, Inc. was incorporated on June 15, 1998 under the laws of the State of Nevada to engage in any lawful corporate activity. We have incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct Canadian exploration activities and for us to be in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities. Both Madison Explorations, Inc. and Scout Resources, Inc. will be referred to collectively as the "Company."

Our principal executive offices are at 1100 E. 29th St., Suite 153, N. Vancouver, British Columbia, Canada. Our telephone number is (778) 928-7677.

We maintain a website at HTTP://WWW.MADISONEXPLORATION.COM. Our website and its linked contents are not part of this form.

We were engaged in the business of diamond exploration in the Southern area of the Province of Saskatchewan, Canada. During the current financial year , with the exception of two, all our mineral claims expired. The two remaining claims expired, subsequent to our 2008 year end, on March 12, 2009. We are currently evaluating mineral properties with the goal of identifying a property for acquisition. To date, we have not identified a property that we intend to acquire.

Our viability and potential success lie in our ability to acquire, exploit, develop and generate revenue from future mineral interests. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant financial risks over a long period of time which even with a combination of careful evaluations, experience and knowledge may not be eliminated. It is impossible to ensure that proposed exploration programs will be profitable or successful.

The inability of the Company to locate a viable mineral deposit will have a material adverse effect on its operations and could result in a total loss of our business.

COMPETITION

The mineral exploration business is competitive in all of its phases. We expect to compete with numerous other exploration companies and individuals, including competitors with greater financial, technical and other resources than us, for resources required for exploration. Their greater resources will likely position these competitors to conduct exploration within a shorter time frame than us.

GOVERNMENT REGULATION AND LICENSING

The operations of the Company requires licenses and permits from various governmental authorities. The Company believes that it held all necessary licenses and permits required to carry on with its activities under applicable laws and regulations and the Company believes it complied in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in regulations and in various operating circumstances. The Company may not be able to obtain all necessary licenses and permits required to carry out exploration in the future.

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

CURRENCY FLUCTUATION

The Company's currency fluctuation exposure is primarily to the Canadian dollar as all of the Company's properties were in Saskatchewan. Such fluctuations may materially affect the Company's financial position and results of operations.

SUBSIDIARIES

We have incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct our Canadian exploration activities and for us to be in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities. Both Madison Explorations, Inc. and Scout Resources, Inc. will be sometimes referred to collectively as the "Company."

REPORTS TO SECURITY HOLDERS

The Company does not intend to deliver an annual report to its security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-K and Form 10-Q reports. The Company is an electronic filer under the SEC's EDGAR filing program. Accordingly, the Company's filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.

RISK FACTORS

An investment in an exploration stage mining company with no history of operations such as ours involves an unusually high amount of risk, both unknown and known, and present and potential, including, but not limited to the risks enumerated below.

THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE IN COMMERCIALLY XPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS WILL FAIL.

We have not established the existence of a commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (HTTP://WWW.SEC.GOV/DIVISIONS/CORPFIN/FORMS/INDUSTRY.HTM#SECGUIDE7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote.

Even if we do eventually discover a mineral reserve there can be no assurance that it can be developed into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

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

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER

TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

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

PLEASE READ THIS FORM 10K CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER REPORTS AND OUR FORM 10SB, AS AMENDED, THAT WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own real property nor do we hold any lease or other real property interest except for the exploration claims we have acquired from staking claims directly with the government of Saskatchewan. During the current financial year , with the exception of two, all our mineral claims expired.

The two remaining claims expired, subsequent to our 2008 year end, on March 12, 2009.

ITEM 3. LEGAL PROCEDINGS.

The Company is not currently party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of calendar year 2008, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established trading market in our Common Stock.

The Company's common stock is traded only on the OTC Bulletin Board (OTC: MDEX).

SHAREHOLDERS

As at April 10, 2009 there are approximately six hundred and fifty holders of our Common Stock.

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

Capital Risks

We do not currently have sufficient capital to acquire a mineral property or engage in exploration activities. The extent to which we will be able to acquire a mineral property and explore for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

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

PLAN OF OPERATION

The Company was incorporated in June of 1998 under the name of "Madison-Taylor General Contractors, Inc." and intended to engage as a general contractor for constructing temporary buildings at exploratory mining locations. Madison-Taylor General Contractors, Inc. was unable to implement the business and remained inactive from 1998 until 2004. The Company commenced operations under its current name in April of 2004. After implementing the Company's current plan of operation, the Company has relied on advances and contributions of capital from our principal shareholders, proceeds from the sale of our mineral properties and proceeds from the sale of our securities to finance its operations. As of December 31, 2008, we had $26,467 of cash. The Company will need additional equity or debt financing to acquire and explore future mineral properties.

The officers and directors have agreed to pay all costs and expenses of having us comply with the federal securities laws (and being a public company, should the Company be unable to do so). We estimate that these costs will be approximately $30,000 per year. Our officers and directors have also agreed to pay the other expenses of the Company, excluding mineral property acquisition cost, those direct costs and expenses of data gathering and mineral exploration, should the Company be unable to do so. To implement our business plan, we will need to secure financing for our business development. We have no source for funding at this time.

If we are unable to raise additional funds to satisfy our reporting obligations, investors will no longer have access to current financial and other information about our business affairs.

Additional funding to acquire a mineral property and to conduct an exploration program will depend upon our ability to secure loans or obtain either private or public financing. There is no assurance that we will be able to obtain such funding on any terms or terms acceptable to us and if adequate funds are not available, we believe that our business development will be adversely affected. Accordingly, there is no assurance that we will be able to continue in business.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7. FINANCIAL STATEMENTS.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1

K. R. MARGETSON LTD.
CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:
Madison Explorations, Inc.

We have audited the accompanying consolidated balance sheet of Madison Explorations, Inc. (An Exploration Stage Enterprise) as of December 31, 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the period from date of inception (June 15, 1998) to December 31, 2007. That period was audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to that period, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 and period from date of inception (June 15, 1998) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage enterprise and has yet to reach profitable levels of operation, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“K R. Margetson Ltd.”
North Vancouver, Canada	Chartered Accountant
April 14, 2009

331 East 5th Street	Tel: 604-929-0819
North Vancouver BC	Fax: 1-987-874-9583
Canada

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Madison Explorations, Inc.
Vancouver, British Columbia

I have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (An Exploration Stage Enterprise) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period June 15, 1998 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

March 25, 2008
Las Vegas, Nevada

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

3

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$26,467	$5,637

Total assets	$26,467	$5,637

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,975	$7,221
Notes payable and accrued interest – Note 4	59,494	61,922
Convertible note payable – Note 5	6,000	-
Related party advance – Note 6	561	-

Total current liabilities	74,030	69,143

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares
(December 31, 2008 and 2007)	113,020	113,020
Additional paid-in capital	(17,118)	(57,118)
Accumulated other comprehensive loss	(2,101)	(7,740)
Accumulated deficit during exploration stage	(141,364)	(111,668)

Total stockholders’ deficiency	(47,563)	(63,506)

Total liabilities and stockholders’ deficiency	$26,467	$5,637

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			June 15, 1998
	Year ended		(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenues	$-	$50,000	$144,000

Operating expenses
Exploration and development	-	131	109,040
General and administrative	20,290	21,863	155,970
	(20,290)	(21,994)	(265,010)

Income (loss) before other expense	(20,290)	28,006	(121,010)

Other expense - interest	(9,406)	(3,355)	(20,354)

Net income (loss)	(29,696)	24,651	(141,364)

Other comprehensive income (loss)
Translation gain (loss)	5,639	(3,445)	(2,101)

Total comprehensive loss	$(24,057)	$(21,206)	$(143,465)

Net income (loss) per share,
basic and diluted	$(0.00)	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
June 15, 1998, issue of
common stock (.000008
per sh.)	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss, December 31, 1999		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	-	$-	$430

Net loss, December 31, 2000		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2001		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2002		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2003		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock
for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)			472
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss, December 31, 2004		-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net loss, December 31, 2005		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

Issuance of common stock
for cash ($.25 per sh.)	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss, December 31, 2006		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments				5,639	-	5,639
Convertible debt of $40,000
Issued for cash – Note 2(i)			40,000			40,000
Net (loss), December 31, 2008					(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			June 15, 1998
	Year Ended		(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash Flows From
Operating Activities
Net income (loss)	$(29,696)	$24,651	$(141,364)
Amortization of convertible debt discount
recorded as interest	6,000	-	6,000
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
(Increase) decrease in deposits	-	4,290	-
(Increase) decrease in prepaid expenses	-	1,001	-
Increase (decrease) in accounts payable and accruals	754	4,721	7,975
Increase (decrease) in deferred revenue	-	(50,000)	-

Net cash used in operating activities	$(22,942)	$(15,337)	(127,389)

Cash Flows From
Investing Activities
Net cash provided used in investing activities	$-	$-	-

Cash Flows From
Financing Activities
Issuance of common stock	$-	$-	$113,020
Capital contribution	-	-	(57,118)
Notes payable	(2,428)	33,125	59,494
Proceeds of convertible note payable	40,000		40,000
Related party advances	561	(29,128)	561

Net cash provided by (used in) financing activities	$38,133	$3,997	$155,957

Effect of foreign currency translation
on cash and cash equivalents	$5,639	$(3,445)	$(2,101)

Net increase (decrease) in cash	$20,830	$(14,785)	$26,467

Cash, beginning of period	5,637	20,422	-

Cash, end of period	$26,467	$5,637	$26,467

SUPPLEMENTAL DISCLOSURE

Interest and taxes paid	$3,406	$3,355	$2,354

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board. Madison Explorations, Inc. was formerly known as Madison-Taylor General Contractors, Inc. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company currently has operations in the exploration of natural resources and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY EXPLORATION STAGE ENTERPRISES," is considered an Exploration Stage Enterprise.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As at December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $135,364 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2008, the Company did not have any cash equivalents (2007 – $nil). As at December 31, 2008, $982 was deposited in accounts that were federally insured (2007 - $1,620).

8

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2	Summary of Significant Accounting Policies - continued

c) Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d) Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2008 the Company has not issued any stock options or similar equity instruments.

e) Basic and Diluted Net Income (Loss) per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” and International Accounting Standards IAS 33. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

f) Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.

g) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

h) Fair Value Measurements

Effective June 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements,' for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2	Summary of Significant Accounting Policies - continued

h) Fair Value Measurements – (continued)

pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 established market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices in active markets for identical asset or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

i)	Financial Instruments

Fair Value:

The fair value of cash and cash equivalents, accounts payable and accrued liabilities, notes payable and accrued interest and advances from a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.

The fair value of the convertible note payable was based on its beneficial conversion feature at the time of commitment, which requires allocation the instrument between the host debt and the embedded equity component. Based on the intrinsic value of the conversion feature, the total value of the instrument was allocated to the equity component and included in additional paid-in capital. The balance of nil was allocated to the host debt.

The resulting discount is being amortized to income over 60 months.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2	Summary of Significant Accounting Policies - continued

i) Financial Instruments – (continued)

Risks:

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Management does not believe the Company is exposed to significant credit risk.

Management, as well, does not believe the Company is exposed to significant interest rate risks during the period presented in these financial statements.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

j) Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved.

k) Impairment of Long-Lived Assets

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

l) Foreign Currency Translation and Transactions

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

The functional currency of the wholly owned subsidiary is Canadian dollars. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2	Summary of Significant Accounting Policies (continued)

l) Foreign Currency Translation and Transactions – (continued)

comprehensive income in the statement of stockholders' deficit while foreign currency transaction gains and losses are included in operations.

m) Mining Costs

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

n) Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Scout Resources Inc. All significant inter-company balances and transactions have been eliminated.

o) Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

p) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements but does not expect it to have a material effect.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2	Summary of Significant Accounting Policies (continued)

p) Recent Accounting Pronouncements - (continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS160 on its financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently reviewing the provisions of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS 162, “The hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the frame work for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently reviewing the provisions of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60” (“SFAS 163”. SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement. SFAS 163 is effective for fifnancial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company is currently reviewing the provisions of SFAS 163 on its financial statements but does not expect it to have a material effect.

Note 3	Mineral Claims

Wood Mountain North

Pursuant to an agreement of May 4, 2006, the Company granted a 15% option to the mineral claim to Cobra Energy, Inc. in exchange for a payment of $50,000 that was originally treated as a deposit. The deposit was brought into income in 2007 when Cobra did not commit any more funds as was required under the agreement, thereby giving up their rights to any revenue therefrom.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 4	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at December 31, 2008, accrued interest on the note was $7,797 (2007 - $5,797). The note payable balance including accrued interest was $32,797 as at December 31, 2008 (2007 - $30,797). Interest on the debt for each year was $2,000.MADISON EXPLORATIONS, INC.

b)	$24,249 ($30,000 CDN) with annual interest payable at 5%

As at December 31, 2008, accrued interest on the note was $2,148 (2007 - $1,125). The note payable balance including accrued interest was $26,697 as at December 31, 2008 (2007 - $31,125). Interest on debt was $1,406 in 2008 and $1,375 in 2008.

Note 5	Convertible Note Payable

The note is non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance in convertible note payable at December 31, 2008 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000
Balance allocated to convertible note payable	-
Amortized discount	6,000

Balance, convertible note payable	$6,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2008, $6,000 was recorded as interest expense. As at December 31, 2008, the unamortized discount is $32,000.

Note 6	Related Party Advance

During the year, the President advanced the Company funds repayable without interest or any other terms. There were no other related party transactions. (2007 – $nil)

Note 7	Common Stock

On June 15, 1998 the Company authorized and issued 53,750,000 shares of its common stock in consideration of $430 in cash. ($.000008 per share.)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7	Common Stock – (continued)

On June 7, 2004 the Company issued 59,070,000 in consideration of $472 in cash. ($.000008 per share.)

On June 14, the Company approved a forward stock split of 5,000:1. These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share) There are no shares subject to warrants, options or other agreements as at December 31, 2008.

Note 8	Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative from
			Inception on
			June 15, 1998
			through
	December 31	December 31	December 31
	2008	2007	2008

Statutory and effective tax rates	31.0%	34.1%	31.0%
Net income (loss) for the period	$(29,963)	$24,651	$(141,364)
Permanent timing difference	6,000	-	6,000

Net income (loss) subject to income tax	$(23,963)	$24,651	$(135,364)
Income taxes expense (recovery) at the
effective rate	$(7,429)	$8,406	$(41,963)
Tax losses carryforward deferred (recognized)	7,429	(8,406)	41,963

Corporate income tax expense and corporate
income taxes payable	$-	$-	$-

As at December 31, 2008 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8	Income taxes (continued)

	December 31	December 31
	2008	2007

Tax loss carried forward	$135,364	$111,668

Deferred tax assets	$41,963	$38,079
Valuation allowance	(41,963)	(38,079)

Deferred taxes recognized	$–	$–

The valuation allowance increased $3,844 during 2008.

As at December 31, 2008, there were approximately $135,000 in non-capital income tax losses carry forward that, under normal circumstances, will expire between 2011 and 2028.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the current financial year Kyle L. Tingle, CPA, LLC was replaced as our independent registered accountants by K.R. Margetson Ltd. , Chartered Accountants. We had no disagreements with either accountants during the current financial year.

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

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, address and position of each of our executive officers and directors as of the date hereof:

Name	Age	Position

Joseph Gallo 4448 Patterdale Street North Vancouver, BC Canada, V7R 4L2	49	Director and President

Steven Cozine 8701-1460 Barclay Street Vancouver, BC	43	Director, Secretary and Treasurer

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2008 were met.

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

ITEM 10. EXECUTIVE COMPENSATION.

Our officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholder's meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

	Name and Address	Amount and Nature	Percentage
Title of Class	of Beneficial Owner	of Beneficial Owner	of Class

Common	Joseph Gallo 4448 Patterdale Street. North Vancouver, BC V7R 4L8	30,885,000	27.32%

Common	Steven Cozine 701-1460 Barclay Street. Vancouver, BC V6G 1J5	33,385,000	29.54%

Common	All Officers and Directors as a Group (two [2] individual)	64,270,000	56.86%

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
(3) Previously filed on December 22, 2005 as part of the Company's Registration Statement on Form 10SB12G/A, File No. 000-51302

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2006 and 2005, the Company incurred the following fees for professional services rendered by the principal accountant:

	2008	2007
Audit Fees	$8,000	$7,844
Audit Related Fees	0	0
Tax and Other	0	0
Total	$8,000	$7,844

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: April 10, 2009	MADISON EXPLORATION, INC.

	BY:	/s/ Joseph Gallo
Joseph Gallo
Chief Executive Officer and Director

	BY:	/s/ Steven Cozine
Steven Cozine
Chief Financial Officer and Director