Form 10-Q
period 2009-03-31
MADISON EXPLORATIONS INC.
filed 2009-05-15
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(778) 928-7677
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

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at May 10, 2009 was113,020,000.

Statement Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended Section 21E of the Securities Exchanged Act of 193, as amended, which are intended to be covered by the safe harbors created thereby. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward looking statements also include statements regarding fluctuations in the price of commodities, (such as silver, copper, diesel fuel, and electricity); changes in national and local government legislation, taxation, controls, regulations and political or economic changes in the United States or other countries in which we may carry on business in the future; business opportunities that may be presented to or pursued by us; our ability to integrate acquisitions successfully; operating or technical difficulties in connection with exploration or mining activities; the speculative nature of mineral exploration, including risks of diminishing quantities or grades of reserves; and contests over our title to properties. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

PART I.

Item 1. Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONTENTS

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$24,950	$26,467

Total assets	$24,950	$26,467

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,496	$7,975
Notes payable and accrued interest – Note 4	59,720	59,494
Convertible note payable – Note 5	8,000	6,000
Related party advance – Note 6	561	561

Total current liabilities	79,777	74,030

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares
(December 31, 2008 and 2007)	113,020	113,020
Additional paid-in capital	(17,118)	(17,118)
Accumulated other comprehensive loss	(1,529)	(2,101)
Accumulated deficit during exploration stage	(149,200)	(141,364)

Total stockholders’ deficiency	(54,827)	(47,563)

Total liabilities and stockholders’ deficiency	$24,950	$26,467

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			June 15, 1998
	Three months ended		(inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenues	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	109,040
General and administrative	5,036	2,240	161,006

	(5,036)	(2,240)	(270,046)

Income (loss) before other expense	(5,036)	(2,240)	(126,046)

Other expense - interest	(2,800)	(866)	(23,154)

Net income (loss)	(7,836)	(3,106)	(149,200)

Other comprehensive income (loss)
Translation gain (loss)	572	645	(1,529)

Total comprehensive loss	$(7,264)	$(2,461)	$(150,729)

Net income (loss) per share,
basic and diluted	$(0.00)	$(0.00)

Average number of shares
of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
June 15, 1998, issue of
common stock (.000008
per sh.)	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss, December 31, 1999		-	-	-	-	-
Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss, December 31, 2000		-	-	-	-	-
Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss, December 31, 2001		-	-	-	-	-
Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss, December 31, 2002		-	-	-	-	-
Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss, December 31, 2003		-	-	-	-	-
Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock
for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)			472
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss, December 31, 2004		-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments				(444)		(444)
Net loss, December 31, 2005		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock
for cash ($.25 per sh.)	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss, December 31, 2006		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments				5,639	-	5,639
Convertible debt of $40,000
Issued for cash – Note 2(i)			40,000			40,000
Net (loss), December 31, 2008					(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

(Continued)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Continued)

Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)
Foreign currency adjustments				572		572
Net income, March 31, 2009					(7,836)	(7,836)

Balance, March 31, 2009	113,020,000	$113,020	$(17,118)	$(1,529)	$(149,200)	$(54,827)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 15, 1998
	Three months Ended		(inception) to
	March 31	March 31	March 31
	2009	2008	2009

Cash Flows From
Operating Activities
Net income (loss)	$(7,836)	$(3,106)	$(149,200)
Amortization of convertible debt discount
recorded as interest	2,000	-	8,000
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	3,521	1,083	11,496

Net cash used in operating activities	(2,315)	(2,023)	(129,704)

Cash Flows From
Investing Activities
Net cash provided (used in) investing activities	-	-	-

Cash Flows From
Financing Activities
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	226	-	59,720
Proceeds of convertible note payable	-		40,000
Related party advances	-	162	561

Net cash provided by (used in) financing activities	226	162	156,183

Effect of foreign currency translation
on cash and cash equivalents	572	645	(1,529)

Net increase (decrease) in cash	(1,517)	(1,216)	24,950

Cash, beginning of period	26,467	5,637	-

Cash, end of period	$24,950	$4,421	$24,950

SUPPLEMENTAL DISCLOSURE

Interest	$800	$866	$21,154

Taxes	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is recommended that these interim financial statements be read in conjunction with the Company’s December 31 2008 annual financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board. The Company is engaged in activities related to the exploration for mineral resources in Canada and, is considered an Exploration Stage Enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY EXPLORATION STAGE ENTERPRISES."

The Company incorporated Scout Resources, Inc. as a wholly owned subsidiary to conduct the Canadian exploration activities of the Company.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As at March 31, 2009, the Company had not yet achieved profitable operations, had accumulated losses of $149,200 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

MADISON  EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 3	Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2009, the Company did not have any cash equivalents (2008 – $nil). As at March 31, 2009, $946 was deposited in accounts that were federally insured (2008 - $422).

c) Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d) Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at March 31, 2009 the Company has not issued any stock options or similar equity instruments.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 3	Summary of Significant Accounting Policies - continued

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

h) Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements,' for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

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

Level 1 - Quoted prices in active markets for identical asset or liabilities.Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 3	Summary of Significant Accounting Policies - continued

h) Fair Value Measurements - continued

data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

i) Financial Instruments

Fair Value:

The fair value of cash and cash equivalents, accounts payable and accrued liabilities, notes payable and accrued interest and advances from a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments.

The fair value of the convertible note payable was based on its beneficial conversion feature at the time of commitment, which requires allocation of the instrument between the host debt and the embedded equity component. Based on the intrinsic value of the conversion feature, the total value of the instrument was allocated to the equity component and included in additional paid-in capital. The balance of nil was allocated to the host debt.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 3	Summary of Significant Accounting Policies - continued

j) Income taxes - continued

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

l) Foreign Currency Translation and Transactions

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non- monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

The functional currency of the wholly owned subsidiary is Canadian dollars. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders' deficit while foreign currency transaction gains and losses are included in operations.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 3	Summary of Significant Accounting Policies - continued

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

p) Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 4	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at March 31, 2009, accrued interest on the note was $8,297 (2008 - $6,297). The note payable balance including accrued interest was $33,297. (2008 - $31,297). Interest on the debt for each quarter was $500.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 4	Notes Payable - continued

b)	$24,000 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2009, accrued interest on the note was $2,424 (2008 - $1,125). The note payable balance including accrued interest was $26,424 (2008 - $30,787). Interest on debt for the three months was $300 in 2009 ($366 in 2008).

Note 5	Convertible Note Payable

The note is non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance in convertible note payable at March 31, 2009 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000
Balance allocated to convertible note payable	-
Amortized discount	8,000

Balance, convertible note payable	$8,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2009, $2,000 was recorded as interest expense. As at March 31, 2009, the unamortized discount is $32,000.

Note 6	Related Party Advance

During the year ended December 31, 2008, the President advanced the Company funds repayable without interest or any other terms. There were no other related party transactions in the current quarter. (2008 – $nil)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at March 31, 2009.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion provides information that we believe is relevant to an assessment and understanding of the results of operations and financial condition of our Company. It should be read in conjunction with the financial statements and accompanying notes.

Plan of Operation

We were engaged in the business of diamond exploration in the Southern area of the Province of Saskatchewan, Canada. During the 2008 financial year, with the exception of two, all our mineral claims expired. The two remaining claims expired on March 12, 2009. We are currently evaluating mineral properties with the goal of identifying properties for acquisition. To date, we have not identified properties that we intend to acquire.

Our viability and potential success lie in our ability to acquire, exploit, develop and generate revenue from future mineral properties. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant financial risks over a long period of time which even with a combination of careful evaluations, experience and knowledge may not be eliminated. It is impossible to ensure that proposed exploration programs will be successful.

The inability of the Company to locate a viable mineral deposit will have a material adverse effect on its operations and could result in a total loss of our business.

Results of Operations

Three-Month Period Ended March 31, 2009

We did not earn any revenues during the three-month period ended March 31, 2009 (three-month period ended March 31, 2008: $Nil).

We incurred operating expenses in the amount of $7,836 for the three-month period ended March 31, 2009 (three-month period ended March 31, 2009: $3,106). These expenses comprised of general and administration expenses and interest expense.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting, as described in our Form 10-K for the year ended December 31, 2008, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three month period ended March 31, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following documents are filed as part of this Report:

(1) Unaudited financial statements for the quarter ended March 31, 2009; and

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

(b) Reports filed on Form 8-K during the quarter ended March 31, 2009:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2009	Madison Exploration Inc.
(Registrant)

/s/ Joseph Gallo
By: Joseph Gallo
Title: President and Chief Executive Officer

/s/ Steven Cozine
By: Steven Cozine
Chief Financial Officer