Form 10-Q
period 2009-06-30
MADISON EXPLORATIONS INC.
filed 2009-08-11
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[           ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-51302

MADISON EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 E. 29th Street, Suite 153, North Vancouver, British Columbia, Canada	V7K 1C2
(Address of principal executive offices)	(Zip Code)

778-928-7677
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes   [           ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[           ] Yes   [           ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ x ] Yes   [           ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock - $0.001 par value	113,020,000

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONTENTS

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$12,236	$26,467

Total assets	$12,236	$26,467

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,527	$7,975
Notes payable and accrued interest – Note 4	62,683	59,494
Convertible note payable – Note 5	10,000	6,000
Related party advance – Note 6	561	561

Total current liabilities	79,771	74,030

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares
(June 30, 2009 and December 31, 2008)	113,020	113,020
Additional paid-in capital	(17,118)	(17,118)
Accumulated other comprehensive loss	(3,723)	(2,101)
Accumulated deficit during exploration stage	(159,714)	(141,364)

Total stockholders’ deficiency	(67,535)	(47,563)

Total liabilities and stockholders’ deficiency	$12,236	$26,467

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					June 15, 1998
	Three months ended		Six months ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	7,689	7,665	(12,725)	(9,905)	168,695
	(7,689)	(7,665)	(12,725)	(9,905)	(277,735)

Income (loss) before other expense	(7,689)	(7665)	(12,725)	(9,905)	(133,735)

Other expense	(2,825)	(871)	(5,625)	(1,737)	(25,979)

Net income (loss)	(10,514)	(8,536)	(18,350)	(11,642)	(159,714)

Other comprehensive income (loss)
Translation gain (loss)	(2,194)	(399)	(1,622)	246	(3,723)

Total comprehensive loss	$(12,708)	$(8,935)	$(19,927)	$(11,396)	$(163,437)

Net income(loss) per share,
basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
June 15, 1998, issue of
common stock (.000008
per sh.)	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss, December 31, 1999		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	-	$-	$430

Net loss, December 31, 2000		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2001		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2002		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2003		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock
for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)			472
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss, December 31, 2004		-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net loss, December 31, 2005		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

Issuance of common stock
for cash ($.25 per sh.)	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss, December 31, 2006		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments				5,639	-	5,639
Convertible debt of $40,000
Issued for cash – Note 2(i)			40,000			40,000
Net loss, December 31, 2008					(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Continued

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

Foreign currency adjustments				(1,622)		(1,622)
Net loss, June30, 2009					(18,350)	(18,350)
Balance, June 30, 2009	113,020,000	$113,020	$(17,118)	$(3,723)	$(159,714)	$(67,535)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 15, 1998
	Six months Ended		(inception) to
	June 30	June 30	June 30
	2009	2008	2009

Cash Flows From
Operating Activities
Net income (loss)	$(18,350)	$(11,642)	$(159,714)
Amortization of convertible debt discount
recorded as interest	4,000	-	10,000
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
(Increase (decrease) in accounts payable and accruals	(1,448)	1,863	6,527

Net cash used in operating activities	$(15,798)	$(9,779)	(143,187)

Cash Flows From
Investing Activities
Net cash provided (used in) investing activities	$-	$-	-

Cash Flows From
Financing Activities
Issuance of common stock	$-	$-	$113,020
Capital contribution	-	-	(57,118)
Notes payable	3,189	41,431	62,683
Proceeds of convertible note payable	-		40,000
Related party advances	-	561	561

Net cash provided by (used in) financing activities	$3,189	$41,992	$159,146

Effect of foreign currency translation
on cash and cash equivalents	$(1,622)	$247	$(3,723)

Net increase (decrease) in cash	$(14,231)	$32,460	$12,236

Cash, beginning of period	26,467	5,637	-

Cash, end of period	$12,236	$38,097	$12,236

SUPPLEMENTAL DISCLOSURE

Interest and taxes paid	$5,625	$1,737	$5,979

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 1	Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008 annual financial statements. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $159,714 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a)	Year end
The Company has elected a December 31st fiscal year end.

b)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2009, the Company did not have any cash equivalents (2008 – $nil). As at June 30, 2009, $796 was deposited in accounts that were federally insured (2008 - $4,353).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 3	Summary of Significant Accounting Policies - continued

c)	Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d)	Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at June 30, 2009 the Company has not issued any stock options or similar equity instruments.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 3	Summary of Significant Accounting Policies - continued

i)	Fair Value – (Continued)

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

l)	Foreign Currency Translation and Transactions

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 3	Summary of Significant Accounting Policies (continued)

l)	Foreign Currency Translation and Transactions – (Continued)

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 3	Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements

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

As at June 30, 2009, accrued interest on the note was $8,797 (2008 - $6,797). The note payable balance including accrued interest was $33,797 as at June 30, 2009 (2008 - $31,797). Interest on the debt for each quarter was $500.

b)	$25,965 ($30,000 CDN) with annual interest payable at 5%

As at June 30, 2009, accrued interest on the note was $2,921 (2008 - $1,501). The note payable balance including accrued interest was $28,886 as at June 30, 2009 (2008 - $31,555). Interest on debt for the six months was $625 in 2009 and $737 in 2008.

Note 5	Convertible Note Payable

The note is non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance in convertible note payable at June 30, 2009 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000
Balance allocated to convertible note payable	-
Amortized discount	10,000

Balance, convertible note payable	$10,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2009, $4,000 was recorded as interest expense. As at June 30, 2009, the unamortized discount is $30,000.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2009 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three and six months ended June 30, 2009.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Madison’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding Madison’s ability to carry out its planned exploration programs on its mineral properties. Forward-looking statements are made, without limitation, in relation to Madison’s operating plans, Madison’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which Madison competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Madison files with the SEC. These factors may cause Madison’s actual results to differ materially from any forward-looking statement. Madison disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

Madison was engaged in the business of diamond exploration in the Southern area of the Province of Saskatchewan, Canada. During the 2008 financial year, with the exception of two, all Madison’s mineral claims expired. The two remaining claims expired on March 12, 2009.

Madison is currently evaluating mineral properties with the goal of identifying properties for acquisition. To date, Madison has not identified properties that it intends to acquire and has not entered into any agreements for the acquisition of any interest in a new mineral property.

During the next 12 months management plans on looking for, evaluating and acquiring an interest in a new mineral property. Madison has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in any new mineral property. Management anticipates that Madison will have to complete additional financings in connection with the acquisition of any interest in a new mineral property. Currently, Madison has no arrangements for any financing required to fund its continued operations or the acquisition of any interest in a new mineral property.

Further, even if Madison is able to acquire an interest in a new mineral property, there is no assurance that it will be able to raise the financing necessary to complete exploration of the new mineral property. Based on Madison’s financial position, there is no assurance that Madison will be able to continue its business operations.

Madison’s viability and potential success lie in its ability to acquire, exploit, develop and generate revenue from future mineral properties. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant financial risks over a long period of time, which, even with a combination of careful evaluations, experience and knowledge, may not be eliminated. It is impossible to ensure that proposed exploration programs will be successful. The inability of Madison to locate a viable mineral deposit will have a material adverse effect on its operations and could result in a total loss of its business.

Management anticipates incurring the following expenses during the next 12 month period:

  Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

  Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

As at June 30, 2009, Madison had cash of $12,236 and a working capital deficit of $67,535. Accordingly, Madison will require additional financing in the amount of $100,299 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this report, management anticipates that Madison will not generate any revenue. Accordingly, Madison will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding Madison’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of Madison’s common stock. However, Madison does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, Madison will not be able to acquire any interest in a new property and its business plan will fail. Even if Madison is successful in obtaining equity financing and acquire an interest in a new property, additional exploration on the mineral property will be required before a determination as to whether commercially exploitable mineralization is present. If Madison does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Risk Factors

An investment in Madison’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Madison’s Form 10-K filed on April 15, 2009.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2009, Madison had cash of $12,236 and a working capital deficit of $159,714, compared to cash of $26,467 and working capital deficit of $141,364 as at December 31, 2008.

There are no assurances that Madison will be able to achieve further sales of its common stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its exploration programs and its business will fail.

The officers and directors have agreed to pay all costs and expenses of having Madison comply with the federal securities laws (and being a public company, should Madison be unable to do so). Madison’s officers and directors have also agreed to pay the other expenses of Madison, excluding mineral property acquisition cost, those direct costs and expenses of data gathering and mineral exploration, should Madison be unable to do so.

To implement its business plan, Madison will need to secure financing for its business development. Madison currently has no source for funding at this time.

If Madison is unable to raise additional funds to satisfy its reporting obligations, investors will no longer have access to current financial and other information about its business affairs.

Net Cash Used in Operating Activities

Madison used cash of $15,798 in operating activities during the first six months of fiscal 2009 compared to cash used of $9,779 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of a decrease in accounts payable and accruals and an increase in net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities was $nil for the first six months of fiscal 2009 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $3,189 for the first six months of fiscal 2009, as a result of $3,189 in notes payable. Madison generated $41,992 from financing activities during the first six months of fiscal 2008.

Results of Operations – Six months ended June 30, 2009 and June 30, 2008

References to the discussion below to fiscal 2009 are to Madison’s current fiscal year, which will end on December 31, 2009. References to fiscal 2008 are to Madison’s fiscal year ended December 31, 2008.

	Accumulated from	For the	For the	For the	For the
	June 15, 1998	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	144,000	–	–	–	–

Expenses

Exploration and Development	109,040	–	–	–	–
General and administrative	168,695	7,689	7,665	12,725	9,905
Other expense	25,979	2,825	871	5,625	1,737
Translation loss	3,723	2,194	399	1,622	246

Total Expenses	307,437	12,708	8,935	19,927	11,396

Net Loss	(163,437)	(12,708)	(8,935)	(19,927)	(11,396)

Going Concern

Madison has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Madison’s auditors stated in their report that they have substantial doubt Madison will be able to continue as a going concern.

Future Financings

Management anticipates continuing to rely on equity sales of Madison’s common stock in order to continue to fund its business operations. Issuances of additional common stock will result in dilution to Madison’s existing stockholders. There is no assurance that Madison will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Off-balance Sheet Arrangements

Madison has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at June 30, 2009.

Tabular Disclosure of Contractual Obligations

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

Madison’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Madison’s financial statements is critical to an understanding of Madison’s financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Madison regularly evaluates estimates and assumptions related to the recovery of long-lived assets, donated expenses and deferred income tax asset valuation allowances. Madison bases its estimates and assumptions on current facts, historical experience and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by Madison may differ materially and adversely from Madison’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Investment Securities

Madison reports its investment in equity securities at cost, pursuant to Accounting Principles Board Opinion 18 –“The Equity Method of Accounting for Investments in Common Stock” as the fair value of the investment is not readily determinable.

Madison periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, Madison examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) Madison’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value. Management generally believes that an other-than-

temporary decline has occurred when the fair value of the investment is below the carrying value for one year, absent of evidence to the contrary.

Mineral Property Costs

Madison has been in the exploration stage since its inception on June 15, 1998 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. Madison assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Madison’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including Madison’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2009.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of June 30, 2009, Madison’s disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Madison is not a party to any pending legal proceedings and, to the best of Madison’s knowledge, none of Madison’s property or assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Madison did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Madison did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Madison. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Madison reported all information that was required to be disclosed in a report on Form 8-K.

Madison’s board of directors has not adopted a code of ethics (the “Code”) that applies to members of its Board of Directors, its officers including its chief executive officer (being its principal executive officer), and its chief financial officer (being its principal financial and accounting officer). Because Madison currently has only two executive officers (both of whom are also directors of Madison), it is not considered necessary for Madison to adopt a Code of Business Conduct and Ethics. Once Madison’s operations expand and it has additional employees, management intends to adopt a Code of Business Conduct and Ethics.

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3

Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.

Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MADISON EXPLORATIONS, INC.

/s/ Joseph Gallo
Dated:	August 10, 2009	By:
		Name:	Joseph Gallo
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Cozine
Dated:	August 10, 2009	By:
		Name:	Steven Cozine
		Title:	Chief Financial Officer
(Principal Financial Officer)