Form 10-Q
period 2009-09-30
MADISON EXPLORATIONS INC.
filed 2009-11-16
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
[X] Yes    [   ] No

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

Larger accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes    [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2009

Common Stock - $0.001 par value	113,020,000

Form 10-Q – Q3	Madison Explorations, Inc.	2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Form 10-Q – Q3	Madison Explorations, Inc.	3

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$8,611	$26,467

Total assets	$8,611	$26,467

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,768	$7,975
Notes payable and accrued interest – Note 4	65,385	59,494
Convertible note payable – Note 5	12,000	6,000
Related party advance – Note 6	561	561

Total current liabilities	88,714	74,030

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional paid-in capital	(17,118)	(17,118)
Accumulated other comprehensive loss	(5,589)	(2,101)
Accumulated deficit during exploration stage	(170,416)	(141,364)

Total stockholders’ deficiency	(80,103)	(47,563)

Total liabilities and stockholders’ deficiency	$8,611	$26,467

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q3	Madison Explorations, Inc.	4

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					June 15, 1998
	Three months ended		Nine months ended		(inception) to
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	7,857	3,602	20,582	13,507	176,552
	(7,857)	(3,602)	(20,582)	(13,507)	(285,592)

Income (loss) before other expense	(7,857)	(3,602)	(20,582)	(13,507)	(141,592)

Other expense	(2,845)	(862)	(8,470)	(2,599)	(28,824)

Net income (loss)	(10,702)	(4,464)	(29,052)	(16,106)	(170,416)

Other comprehensive income (loss)
Translation gain (loss)	(1,866)	794	(3,488)	1,040	(5,589)

Total comprehensive loss	$(12,568)	$(3,670)	$(32,450)	$(15,066)	$(176,005)

Net income(loss) per share,
basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q3	Madison Explorations, Inc.	5

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
June 15, 1998, issue of
common stock (.000008
per sh.)	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss, December 31, 1999		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	-	$-	$430

Net loss, December 31, 2000		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2001		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2002		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2003		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock
for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)			472
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss, December 31, 2004					(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net loss, December 31, 2005					(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

Issuance of common stock
for cash ($.25 per sh.)	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss, December 31, 2006		-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007					24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments				5,639		5,639
Convertible debt of $40,000
Issued for cash – Note 2(i)			40,000			40,000
Net loss, December 31, 2008					(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

(Continued)

Form 10-Q – Q3	Madison Explorations, Inc.	6

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)
Continued

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

Foreign currency adjustments				(3,488)		(3,488)
Net loss, September 30, 2009					(29,052)	(29,052)
Balance, September 30, 2009	113,020,000	$113,020	$(17,118)	$(5,589)	$(170,416)	$(80,103)

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q3	Madison Explorations, Inc.	7

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 15, 1998
	Nine months ended		(inception) to
	Sept 30	Sept 30	Sept 30
	2009	2008	2009

Cash Flows from Operating Activities
Net income (loss)	$(29,052)	$(16,106)	$(170,416)
Amortization of convertible debt discount
recorded as interest	6,000	-	12,000
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	2,793	(1,142)	10,768
Net cash used in operating activities	$(20,259)	$(17,248)	(147,648)

Cash Flows from Investing Activities
Net cash provided (used in) investing activities	$-	$-	-

Cash Flows from Financing Activities
Issuance of common stock	$-	$-	$113,020
Capital contribution	-	-	(57,118)
Notes payable	5,891	41,451	65,385
Proceeds of convertible note payable	-	-	40,000
Related party advances	-	561	561

Net cash provided by financing activities	$5,891	$42,012	$161,848

Effect of foreign currency translation
on cash and cash equivalents	$(3,488)	$1,040	$(5,589)

Net increase (decrease) in cash	$(17,856)	$25,804	$8,611

Cash, beginning of period	26,467	5,637	-

Cash, end of period	$8,611	$31,441	$8,611

SUPPLEMENTAL DISCLOSURE

Interest and taxes paid	$8,470	$2,599	$8,824

See Accompanying Notes to Consolidated Financial Statements

Form 10-Q – Q3	Madison Explorations, Inc.	8

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008 annual financial statements. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $170,416 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a) Year end
The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2009, the Company did not have any cash equivalents (2008 – $nil). As at September 30, 2009, only $298 was deposited in accounts that were federally insured (2008 – only $1593).

Form 10-Q – Q3	Madison Explorations, Inc.	9

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 3	Summary of Significant Accounting Policies - continued

c) Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d) Stock-Based Compensation

The Company has adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 718 Compensation – Stock in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at September 30, 2009 the Company has not issued any stock options or similar equity instruments.

e) Basic and Diluted Net Income (Loss) per Share

The Company reports basic loss per share in accordance with FASB ASC 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

f) Comprehensive Income

In accordance with FASB ASC 220, Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. All comprehensive income consists of translation gains and losses.

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

Form 10-Q – Q3	Madison Explorations, Inc.	10

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 3	Summary of Significant Accounting Policies - continued

h) Fair Value Measurements

The Company follows FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Form 10-Q – Q3	Madison Explorations, Inc.	11

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Form 10-Q – Q3	Madison Explorations, Inc.	12

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 3	Summary of Significant Accounting Policies (continued)

n) Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Scout Resources Inc. All significant inter-company balances and transactions have been eliminated.

o) Derivative Instruments

The Company follows FASB ASC 815, Derivatives and Hedges. This standard establish accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

As at September 30, 2009, accrued interest on the note was $9,297 (2008 - $7,297). The note payable balance including accrued interest was $34,297 as at September 30, 2009 (2008 - $32,297). Interest on the debt for each quarter was $500.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at September 30, 2009, accrued interest on the note was $3,047 (2008 - $1,,862). The note payable balance including accrued interest was $31,087 as at September 30, 2009 (2008 - $31,076). Interest on debt for the nine months was $970 in 2009 and $1,099 in 2008.

Form 10-Q – Q3	Madison Explorations, Inc.	13

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 5	Convertible Note Payable

The note is non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance in convertible note payable at September 30, 2009 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000
Balance allocated to convertible note payable	-
Amortized discount	12,000

Balance, convertible note payable	$12,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2009, $6,000 was recorded as interest expense. As at September 30, 2009, the unamortized discount is $28,000.

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the nine months ended September 30, 2009.

Note 7	Common Stock

On June 15, 1998 the Company authorized and issued 53,750,000 shares of its common stock in consideration of $430 in cash ($0.000008 per share).

On June 7, 2004 the Company issued 59,070,000 in consideration of $472 in cash ($0.000008 per share).

On June 14, the Company approved a forward stock split of 5,000:1. These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000 ($0.25 per share).

There are no shares subject to warrants, options or other agreements as at September 30, 2009.

Form 10-Q – Q3	Madison Explorations, Inc.	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2009 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three and nine months ended September 30, 2009.

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

Form 10-Q – Q3	Madison Explorations, Inc.	15

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

As at September 30, 2009, Madison had cash of $8,611 and a working capital deficit of $80,103. Accordingly, Madison will require additional financing in the amount of $116,492 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2009, Madison had cash of $8,611 and a working capital deficit of $80,103, compared to cash of $26,467 and working capital deficit of $47,563 as at December 31, 2008.

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

Form 10-Q – Q3	Madison Explorations, Inc.	16

To implement its business plan, Madison will need to secure financing for its business development. Madison currently has no source for funding at this time.

If Madison is unable to raise additional funds to satisfy its reporting obligations, investors will no longer have access to current financial and other information about its business affairs.

Net Cash Used in Operating Activities

Madison used cash of $20,259 in operating activities during the first nine months of fiscal 2009 compared to cash used of $17,248 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of a increase in accounts payable and accruals, an increase in net loss and an increase in amortization of convertible debt discount recorded as interest.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first nine months of fiscal 2009 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $5,891 for the first nine months of fiscal 2009, as a result of an increase in notes payable. Madison generated $42,012 from financing activities during the first nine months of fiscal 2008.

Results of Operations – Nine months ended September 30, 2009 and September 30, 2008

References to the discussion below to fiscal 2009 are to Madison’s current fiscal year, which will end on December 31, 2009. References to fiscal 2008 are to Madison’s fiscal year ended December 31, 2008.

	For the	For the	For the	For the	Accumulated
	Three Months	Three Months	Nine Months	Nine Months	from
	Ended	Ended	Ended	Ended	June 15, 1998
	September 30,	September 30,	September 30,	September 30,	(Date of
	2009	2008	2009	2008	Inception)
	$	$	$	$	to September 30,
					2009
					$

Revenue	–	–	–	–	144,000

Operating expenses

Exploration and Development	–	–	–	–	(109,040)
General and administrative	(7,857)	(3,602)	(20,582)	(13,507)	(176,552)
Other expense	(2,845)	(862)	(8,470)	(2,599)	(28,824)
Net income (Loss)	(10,702)	(4,464)	(29,052)	(16,106)	(170,416)

Translation loss	(1,866)	794	(3,488)	1,040	(5,589)

Total Expenses	(12,568)	(3,670)	(32,450)	(15,066)	(176,005)

Going Concern

Madison has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Madison’s auditors stated in their report that they have substantial doubt Madison will be able to continue as a going concern.

Form 10-Q – Q3	Madison Explorations, Inc.	17

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

Madison had no contingencies or long-term commitments at September 30, 2009.

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

Mining Costs

Madison has been in the exploration stage since its inception on June 15, 1998 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Exploration and evaluation costs are expensed as incurred. Management’s decision to develop or mine a property is based on an assessment of the viability of the property and the availability of financing. Madison will capitalize mining exploration and other related costs attributable to reserves when a definitive feasibility study establishes proven and probable reserves. Capitalized mining costs will be expensed using the unit of production method and will also be subject to an impairment assessment.

Form 10-Q – Q3	Madison Explorations, Inc.	18

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2009.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of September 30, 2009, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Form 10-Q – Q3	Madison Explorations, Inc.	19

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q – Q3	Madison Explorations, Inc.	20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MADISON EXPLORATIONS, INC.

/s/ Joseph Gallo
Dated: November 16, 2009	By:
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Cozine
Dated: November 16, 2009	By:
	Name:	Steven Cozine
	Title:	Chief Financial Officer
(Principal Financial Officer)