Form 10-K
period 2009-12-31
MADISON EXPLORATIONS, INC.
filed 2010-03-31
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number    000-51302

MADISON EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 E. 29th Street, Suite 153 North Vancouver, British Columbia, Canada	V7K 1C2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (778) 928-7677

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [   ] Yes         [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [   ] Yes         [ X ]  No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes         [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

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
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $50,471,735 ($1.031509 X 48,930,000) as of June 30, 2009

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 25, 2010
Common Stock - $0.001 par value	113,200,000

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation and Certificate of Amendment) and Exhibit 3.2 (By-laws) both filed as exhibits to Madison’s registration statement on Form 10-SB-2 filed on May 4, 2005; Exhibit 10.1 (Mineral Property Agreement) filed as an exhibit to Madison’s Form 10-SB-2 filed on May 4, 2005.

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Madison’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Madison’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2009, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Madison disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Madison may, from time to time, make oral forward-looking statements.  Madison strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Madison’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Madison to materially differ from those in the oral forward-looking statements. Madison disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Business.

(a)	Business Development

Madison Explorations, Inc. (“Madison”) is a Nevada corporation that was incorporated on June 15, 1998.  Madison was initially incorporated under the name “Madison-Taylor General Contractors, Inc.”  Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.”

Madison incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct Canadian exploration activities and to ensure that Madison was in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities.  Both Madison and Scout Resources, Inc. will be referred to collectively as the “Company”.

Madison maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 1100 E. 29th Street, Suite 153, North Vancouver, British Columbia, V7K 1C2, Canada.  Madison’s office telephone number is (778) 928-7677.

Madison has an authorized capital of 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 113,020,000 shares of Common Stock are currently issued and outstanding.

Madison maintains a website at HTTP://WWW.MADISONEXPLORATION.COM.  Madison’s website and its linked contents are not part of this form

Madison has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Madison’s business.

Page - 3

(b)	Business of Madison

Madison is engaged in the business of diamond exploration in the Southern area of the Province of Saskatchewan, Canada. During the current financial year, Madison’s two remaining claims expired on March 12, 2009.  Management is currently evaluating mineral properties with the goal of identifying a property for acquisition.  To date, Madison has not identified properties that it intends to acquire and has not entered into any agreements for the acquisition of any interest in a new mineral property.

Madison’s viability and potential success lie in its ability to acquire, exploit, develop and generate revenue from future mineral interests.  There can be no assurance that such revenues will be obtained.  The exploration of mineral deposits involves significant financial risks over a long period of time which even with a combination of careful evaluations, experience and knowledge may not be eliminated.  It is impossible to ensure that proposed exploration programs will be profitable or successful.

The inability of Madison to locate a viable mineral deposit will have a material adverse effect on its operations and could result in a total loss of our business.

Madison has not generated any revenue or conducted any development operations since inception.

Competition

The mineral exploration business is an extremely competitive industry.  Madison is competing with many other exploration companies looking for minerals.  Madison is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Madison competes with other similar companies for financing and joint venture partners.  Additionally, Madison competes for resources such as professional geologists, camp staff, rental equipment, and mineral exploration supplies.

Raw Materials

The raw materials for any of Madison’s exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers.  If heavy machinery and qualified operators are required, Madison intends to contract the services of professional mining contractors, drillers and geologist.

Dependence on Major Customers

Madison has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Madison has no intellectual property such as patents or trademarks. Additionally, Madison has no royalty agreements or labor contracts.

Government Controls and Regulations

Madison’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  However, Madison is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Madison.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.

Page - 4

Costs and Effects of Compliance with Environmental Laws

Madison currently has no costs to comply with environmental laws.

Expenditures on Research and Development During the Last Two Fiscal Years

Madison has not incurred any research or development expenditures since its inception on June 15, 1998.

Number of Total Employees and Number of Full Time Employees

Madison does not have any employees other than the directors and officers of Madison.  Madison intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on as required throughout the course of its mineral exploration program.

Item 1A.  Risk Factors.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Properties.

Madison’s executive offices are located at 1100 E. 29th Street, Suite 153, North Vancouver, British Columbia, V7K 1C2, Canada.

Madison currently has no interest in any property.

Item 3.                      Legal Proceedings.

Madison is not a party to any pending legal proceedings and, to the best of Madison’s knowledge, none of Madison’s property or assets are the subject of any pending legal proceedings.

Item 4.                      (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended March 25, 2010.  The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
25 March 2010	$0.02	$0.0051	Pink OTC Markets Inc.
31 December 2009	$0.026	$0.021	Pink OTC Markets Inc.
30 September 2009	$0.025	0.0051	Pink OTC Markets Inc.
30 June 2009	$0.01	$0.005	Pink OTC Markets Inc.
31 March 2009	$0.01	$0.005	Pink OTC Markets Inc.
31 December 2008	$0.03	$0.005	Pink OTC Markets Inc.
30 September 2008	$0.043	$0.03	Pink OTC Markets Inc.
30 June 2008	$0.05	$0.03	Pink OTC Markets Inc.
31 March 2008	$0.04	$0.025	Pink OTC Markets Inc.

Page - 5

(b)           Holders of Record

Madison has approximately 650 holders of record of Madison’s Common Stock as of December 31, 2009 according to a shareholders’ list provided by Madison’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name.  The transfer agent for Madison’s Common Stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

(c)           Dividends

Madison has declared no dividends on its Common Stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of Common Stock.  Dividends are declared at the sole discretion of Madison’s Board of Directors.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Madison’s Common Stock.

(e)	Penny Stock Rules

Trading in Madison’s Common Stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Madison’s Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Madison’s securities, which could severely limit their market price and liquidity of Madison’s securities.  The application of the “penny stock” rules may affect your ability to resell Madison’s securities.

Item 6.  Selected Financial Data.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF MADISON EXPLORATIONS, INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Madison was incorporated in the State of Nevada on June 15, 1998 under the name “Madison-Taylor General Contractors, Inc.”  Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.”

Madison is an exploration stage company.  Madison’s principal business is the acquisition and exploration of mineral resources.  Madison does not currently have any interest in any mineral exploration properties and is presently seeking to acquire a new mineral or oil and gas exploration property.

Management has decided to expand Madison’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects on an international level.

Page - 6

Plan of Operation

During the next 12 months management plans on acquiring an interest in a new mineral or oil and gas exploration property.  Madison has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in any new property.  Management anticipates that Madison will have to complete additional financings in connection with the acquisition of any interest in a new property.  To date, Madison has not entered into any agreements for the acquisition of any interest in a new property.  Further, Madison has no arrangements for any financing required to funds our continued operations or the acquisition of any interest in a new property.  Further, even if Madison is able to acquire an interest in a new property, there is no assurance that it will be able to raise the financing necessary to complete exploration of the new property.  Based on Madison’s financial position, there is no assurance that Madison will be able to continue its business operations.

In addition, management anticipates incurring the following expenses during the next 12 month period:

•
Management anticipates spending approximately $3,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $36,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

•
Management anticipates spending approximately $12,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934.  These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at December 31, 2009, Madison had cash of $2,826 and a working capital deficit of $89,939.  Accordingly, Madison will require additional financing in the amount of $137,939 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this annual report, management anticipates that Madison will not generate any revenue.  Accordingly, Madison will be required to obtain additional financing in order to continue its plan of operations.  Management believes that debt financing will not be an alternative for funding Madison’s plan of operations as it does not have tangible assets to secure any debt financing.  Rather, management anticipates that additional funding will be in the form of equity financing from the sale of Madison’s Common Stock.  However, Madison does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its Common Stock to fund its plan of operations.  In the absence of such financing, Madison will not be able to acquire any interest in a new property and its business plan will fail.  Even if Madison is successful in obtaining equity financing and acquire an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities of oil or gas present.  If Madison does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Risk Factors

An investment in Madison’s Common Stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Madison’s Form 10-KSB filed on April 15, 2009.

Financial Condition

As at December 31, 2009, Madison had a cash balance of $2,826.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Madison’s Common Stock.  If Madison is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Madison.  Madison does not have any financing arranged and Madison cannot provide investors with any assurance that Madison will be able to raise sufficient funding from the sale of its Common Stock.  In the absence of such financing, Madison’s business will fail.

Page - 7

Based on the nature of Madison’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Madison’s future financial results are also uncertain due to a number of factors, some of which are outside its control.  These factors include, but are not limited to:

•	Madison’s ability to raise additional funding;
•	the market price for minerals;
•	the results of Madison’s proposed exploration programs on its exploration mineral properties; and
•	Madison’s ability to find joint venture partners for the development of its exploration mineral properties.

Due to Madison’s lack of operating history and present inability to generate revenues, Madison’s auditors have stated their opinion that there currently exists a substantial doubt about Madison’s ability to continue as a going concern.  Even if Madison acquires a mineral or oil and gas property and raises the necessary capital to conduct an exploration program, and it is successful in identifying a mineral deposit, Madison will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral deposit or reserve.

Functional Currency

Madison’s functional currency is the United States dollar.  Madison has determined that its functional currency is the United States dollar for the following reasons:

●      Madison’s current and future financings are and will be in United States dollars;
●      Madison maintains a majority of its cash holdings in United States dollars;
●      a majority of Madison’s administrative expenses are undertaken in United States dollars; and
●      all cash flows are generated in United States dollars.

Exploration Expenses – Canadian GAAP vs. US GAAP

Under Canadian GAAP, mineral properties including exploration, development and acquisition costs, may be carried at cost and charged to operations if the properties are abandoned or impaired.  Under US GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred.  Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs.  Madison’s audited financial statements use US GAAP.

Liquidity and Capital Resources

As of December 31, 2009, Madison had total assets of $2,826, and a working capital deficit of $89,939, compared with a working capital deficit of $47,563 as of December 31, 2008.  The increase in the working capital deficit was primarily due to a decrease in cash, an increase in notes payable, and an increase in accounts payable.  The assets consisted of $2,826 in cash and the liabilities consisted of $10,879 in accounts payable, $67,325 in notes payable and accrued interest, 14,000 in convertible notes payable, and $561 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing.  If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2009, net cash used in operating activities increased to $26,894 compared with $22,942 for the same period in the previous fiscal year.  The increase was primarily due to an increase of $8,102 in net loss, an increase of $2,000 in interest on the convertible debt, and an increase of $2,150 in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended December 31, 2009 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Page - 8

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased to $7,831 for the fiscal year ended December 31, 2009 as compared with financing activities of $38,133 for the same period in the previous fiscal year.  The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended December 31, 2009

Madison has had $144,000 in operating revenues since its inception on June 15, 1998, through to December 31, 2009, but no revenues for the past two fiscal years.  Madison’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable.  From its inception, on June 15, 1998, to December 31, 2009 Madison has raised a total of $113,020 from private offerings of its Common Stock.

References to the discussion below to fiscal 2009 are to Madison’s fiscal year ended on December 31, 2009.  References to fiscal 2008 are to Madison’s fiscal year ended December 31, 2008.

	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $	Accumulated from June 15, 1998 (Date of Inception) to December 31, 2009 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	$ 144,000

Operating expenses

Exploration and Development	–	–	109,040
General and administrative	26,470	20,290	182,440
Other expense – interest	(11,328)	(9,406)	(31,682)
Net income (loss)	(37,798)	(29,696)	(179,162)

Translation gain (loss)	(4,578)	5,639	(6,679)

Total comprehensive loss	(42,376)	(24,057)	(185,841)

Exploration and Development

Exploration and development expenses incurred since inception were attributable to the payments made to maintain title to Madison’s mineral claims.

General and Administrative

General and administrative expenses are the general office and operational expenses of Madison.  They include bank charges, filing and transfer agent fees, website costs, and rent.

Off-Balance Sheet Arrangements

Madison has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2009.

Page - 9

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Madison regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances.  Madison bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Madison may differ materially and adversely from Madison’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value Measurements

Madison follows FASB ASC 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements.  It does not change existing guidance as to whether or not an instrument is carried at fair value.  Madison defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, Madison considers the principal or most advantageous market in which Madison would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  Madison has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. Madison has not elected the fair value option for any eligible financial instruments.

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

Mining Costs

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

Page - 10

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 11

Item 8.                      Financial Statements and Supplementary Data.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

Page - 12

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:

Madison Explorations, Inc.

We have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (an Exploration Stage Enterprise) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the period from date of inception (June 15, 1998) to December 31, 2007.  That period was audited by other auditors, whose report dated March 25, 2008, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009 and 2008 and for the period from date of inception (June 15, 1998) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                                                    “K R. Margetson Ltd.”

North Vancouver, Canada                                                                                                                                                                                                                  Chartered Accountant
March 25, 2010

331 East 5th Street                                                                                                                                                                                                                                           Tel: 604-929-0819
North Vancouver BC                                                                                                                                                                                                                                  Fax: 1-987-874-9583
Canada

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$2,826	$26,467
Total assets	$2,826	$26,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,879	$7,975
Notes payable and accrued interest – Note 4	67,325	59,494
Convertible note payable – Note 5	14,000	6,000
Related party advance – Note 6	561	561
Total current liabilities	92,765	74,030

STOCKHOLDERS’ DEFICIT
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares
(June 30, 2009 and December 31, 2008)	113,020	113,020
Additional paid-in capital	(17,118)	(17,118)
Accumulated other comprehensive loss	(6,679)	(2,101)
Accumulated deficit during exploration stage	(179,162)	(141,364)
Total stockholders’ deficiency	(89,939)	(47,563)
Total liabilities and stockholders’ deficiency	$2,826	$26,467

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			June 15, 1998
			(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$-	$144,000
Operating expenses
Exploration and development	-	-	109,040
General and administrative	26,470	20,290	182,440

	(26,470)	(20,290)	(291,480)

Income (loss) before other expense	(26,470)	(20,290)	(143,480)
Other expense - interest	(11,328)	(9,406)	(31,682)

Net income (loss)	(37,798)	(29,696)	(179,162)

Other comprehensive income (loss)
Translation gain (loss)	(4,578)	5,639	(6,679)

Total comprehensive loss	$(42,376)	$(24,057)	$(185,841)

Net income (loss) per share,
basic and diluted	$0.00	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
June 15, 1998, issue of
common stock for cash
(.000008 per sh.)	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss, December 31, 1999		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	-	$-	$430

Net loss, December 31, 2000		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2001		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2002		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2003		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

June 7, 2004, issuance of
common stock for cash
($.000008 per sh.)	59,070,000	59,070	(58,598)			472
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss, December 31, 2004		-		-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net loss, December 31, 2005		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

March 30, 2006, issuance of
common stock for cash
($.25 per sh.)	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss, December 31, 2006		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments				5,639	-	5,639
April 7, 2008. convertible debt
of $40,000 Issued for cash
– Note 2(i)			40,000			40,000
Net loss, December 31, 2008					(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICT)

			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

Foreign currency adjustments				(4,578)		(4,578)
Net loss, December 31, 2009					(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	$113,020	$(17,118)	$(6,679)	$(179,162	$(89,939)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	December 31	December 31	December 31
	2009	2008	2009
Cash Flows From
Operating Activities
Net income (loss)	$(37,798)	$(29,696)	$(179,162)
Amortization of convertible debt discount
recorded as interest	8,000	6,000	14,000
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase in accounts payable and accruals	2,904	754	10,879
Net cash used in operating activities	$(26,894)	$(22,942)	(154,283)

Cash Flows From
Investing Activities
Net cash provided (used in) investing activities	$-	$-	-

Cash Flows From
Financing Activities
Issuance of common stock	$-	$-	$113,020
Capital contribution	-	-	(57,118)
Notes payable	7,831	(2,428)	67,325
Proceeds of convertible note payable	-	40,000	40,000
Related party advances	-	561	561

Net cash provided by financing activities	$7,831	$38,133	$163,788

Effect of foreign currency translation
on cash and cash equivalents	$(4,578)	$5,639	$(6,679)

Net increase (decrease) in cash	$(23,641)	$22,830	$2,826

Cash, beginning of period	26,467	5,637	-

Cash, end of period	$2,826	$26,467	$2,826

Interest	$11,328	$3,406	$13,682

Taxes	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 1                 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.  Madison Explorations, Inc. was formerly known as Madison-Taylor General Contractors, Inc. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company currently has operations in the exploration of natural resources and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, is considered an Exploration Stage Enterprise.

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

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.  The Company did not hold an interest in any mineral properties as at December 31, 2009 or 2008.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As at December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $185,841 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 2                 Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2009, the Company did not have any cash

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2                 Summary of Significant Accounting Policies - continued

b)         Cash and cash equivalents – continued

equivalents (2008 – $nil).  As at December 31, 2009, $291 was deposited in accounts that were federally insured (2008 - $982).

c)         Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d)	Stock-Based Compensation

The Company follows the guideline under FASB ASC Topic 718 Compensation-Stock Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

e)         Basic and Diluted Net Income (Loss) per Share

The Company reports basic loss per share in accordance FASB ASC Topic 260, “Earnings per share”.  Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

f)         Comprehensive Income

In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.

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
DECEMBER 31, 2009

Note 2                 Summary of Significant Accounting Policies - continued

h)	Fair Value Measurements

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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
DECEMBER 31, 2009

Note 2                 Summary of Significant Accounting Policies - continued

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2	Summary of Significant Accounting Policies (continued

n)         Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Scout Resources Inc. All significant inter-company balances and transactions have been eliminated.

o)         Derivative Instruments

The Company follows the guidelines under FASB ASC Topic 815, “Derivatives and Hedges” This guideline establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

p)         Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2	Summary of Significant Accounting Policies (continued)

p)         Recent Accounting Pronouncements (continued)

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

 In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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
DECEMBER 31, 2009

Note 4                 Notes Payable (Continued)

a)	$25,000 note with annual interest payable at 8%.

As at December 31, 2009, accrued interest on the note was $9,797 (2008 - $7,797).  The note payable balance including accrued interest was $34,797 as at December 31, 2009 (2008 - $32,797).  Interest on the debt for each year was $2,000.

b)	$28,596 ($30,000 CDN) with annual interest payable at 5%

As at December 31, 2009, accrued interest on the note was $3,932 (2008 - $2,169).  The note payable balance including accrued interest was $32,528 as at December 31, 2009 (2008 - $26,697).  Interest on debt for year was $1,328 in 2009 and $1,406 in 2008.

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

The balance in convertible note payable at December 31, 2009 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000

Balance allocated to convertible note payable	-
Amortized discount	14,000

Balance, convertible note payable	$14,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2009, $8,000 was recorded as interest expense ($6,000 in 2008).  As at December 31, 2009, the unamortized discount is $26,000.

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the twelve months ended December 31, 2009.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 7                 Common Stock

On June 15, 1998 the Company authorized and issued 53,750,000 shares of its common stock in consideration of $430 in cash. ($.000008 per share.)

On June 7, 2004 the Company issued 59,070,000 in consideration of $472 in cash. ($.000008 per share.)

On June 14, 2004 the Company approved a forward stock split of 5,000:1.  These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at December 31, 2009.

Note 8	Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative from
			Inception on
			June 15, 1998
			through
	December 31	December 31	December 31
	2009	2008	2009

Net income (loss) for the period	$(37,798)	$(29,696)	$(179,162)
Statutory and effective tax rates	30.0%	31.0%	30.0%

Income taxes expense (recovery) at the effecitve rate	$(11,339)	$(9,206)	$(53,749)
Effect of permanent differences	2,400	1,860	4,200
Effect of change in income tax rate	1,354	3,462	-
Change in valuation allowance	7,586	3,884	49,549

Corporate income tax expense (recovery) and corporate income tax liability (asset)	$-	$-	$-

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 8	Income Taxes (Continued)

As at December 31, 2009 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below.  A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31	December 31
	2009	2008

Tax loss carried forward	$165,162	$135,364

Deferred tax assets	$49,549	$41,963
Valuation allowance	(49,549)	(41,963)

Deferred taxes recognized	$-	$-

The tax losses carried forward will expire under normal circumstances between 2014 and 2029.

Note 9	Subsequent events

The Company evaluated subsequent events up to date and time the financial statements were issued.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Madison’s accountants on accounting and financial disclosure.  Madison’s Independent Registered Public Accounting Firm since January 31, 2009 has been K. R. Margetson Ltd, Chartered Accountants, 331 East 5th Street, North Vancouver, British Columbia, V7L 1M1, Canada.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Madison’s management concluded, as of the end of the period covered by this report, that Madison’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure.  In particular, Madison has identified material weaknesses in internal control over financial reporting, as discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Madison’s internal control over financial reporting is a process designed under the supervision of Madison’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Madison’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Madison’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Madison’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Page - 28

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2009 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2009, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on Madison’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Madison is committed to improving its financial organization.  As part of this commitment and when funds are available, Madison will create a position to Madison to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by:  (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Madison resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Madison’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Madison if personnel turn-over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Madison may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Madison’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Madison’s independent auditors have not issued an attestation report on management’s assessment of Madison’s internal control over financial reporting.  As a result, this annual report does not include an attestation report of Madison’s independent registered public accounting firm regarding internal control over financial reporting.  Madison was not required to have, nor has Madison, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the temporary rules of the Securities and Exchange Commission that permit Madison to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Madison reported all information that was required to be disclosed in a report on Form 8-K.

Page - 29

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of Madison holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Madison’s management team is listed below.

Officer’s Name	Madison Explorations, Inc.	Scout Resources, Inc.
Joseph Gallo	Director and President	Director and President
Steven Cozine	Director, Secretary and Treasurer	Director, Secretary and Treasurer

Joseph Gallo ●  Mr. Gallo (50 years old) has been a director and the president of Madison June 2007.  Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006.  Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a "Solid Construction") that he founded and has run since 1992.  In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology ("speed indicating light mechanism").  The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991.  Mr. Gallo's past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

Steven Cozine ●  Mr. Cozine (44) has been a director and the treasurer and corporate secretary of Madison June 2007.  Mr. Cozine, from 2001 to the present, has primarily been a business consultant to private and public corporations.  In addition, from February, 2005 to March, 2007 he served as the primary officer and director of Zandaria Ventures Inc., a US reporting public company.  From May 1993 to August 1999 he was a director of Kelso Technologies, Inc., (a British Columbia reporting company) which he rejoined in Fall, 2006 as a Vice President.  Also, from September 2001 to January 2003 he was a director of Normabec Mining Resources (a Quebec reporting issuer).  From January 1998 to December 2000 Mr. Cozine was Vice President of Marketing for Saturna Island Vineyards.

(b)           Identify Significant Employees

Madison has no significant employees other than the directors and officers of Madison.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Madison to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Page - 30

(e)           Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison.  Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2009 were met.

(f)           Nomination Procedure for Directors

Madison does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Madison has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Madison has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Madison’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Madison’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Madison and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)           Identification of Audit Committee

Madison does not have a separately-designated standing audit committee.  Rather, Madison’s entire board of directors perform the required functions of an audit committee.  Currently, Joseph Gallo and Steven Cozine are the only members of Madison’s audit committee, but they do not meet Madison’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

Madison’s audit committee is responsible for: (1) selection and oversight of Madison’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Madison’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of December 31, 2009, Madison did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Madison has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Madison undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Madison at 778-928-7677 to request a copy of Madison’s financial code of ethics.  Management believes Madison’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2009.

Page - 31

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Joseph Gallo President June 2007 - present	2007 2008 2009	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Steven Cozine Secretary/Treasurer June 2007 – present	2007 2008 2009	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Kevin Stunder President Jul 2004 to Jun 2007	2007 2008 2009	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a
Joel Haskins Secretary/Treasurer Jul 2004 to Jun 2007	2007 2008 2009	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a

Since Madison’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Madison and any of its directors whereby such directors are compensated for any services provided as directors.

There are no employment agreements between Madison and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Madison or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.32%
Common Stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	33,385,000	29.54%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 113,020,000 shares of Common Stock issued and outstanding as of March 25, 2010.

Page - 32

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.32%
Common Stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	33,385,000	29.54%
Common Stock	Directors and Executive Officers (as a group)	64,270,000	56.86%
[1] Based on 113,020,000 shares of Common Stock issued and outstanding as of March 25, 2010.

(c)           Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(a)           Transactions with Related Persons

Since the beginning of Madison’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Madison was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Madison’s total assets at year-end for the last three completed fiscal years.

(b)           Promoters and control persons

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of Madison’s business. From June 2007 until present, Joseph Gallo and Steven Cozine have been promoters of Madison’s business.  None of these promoters have received anything of value from Madison nor is any person entitled to receive anything of value from Madison for services provided as a promoter of the business of Madison.

(c)           Director independence

Madison’s board of directors currently consists of Joseph Gallo and Steven Cozine.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Madison’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of Madison’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Madison in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Madison’s stock will not preclude a director from being independent.

In applying this definition, Madison’s board of directors has determined that neither Mr. Gallo nor Mr. Cozine qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Madison did not maintain a separately designated compensation or nominating committee.
Madison has also adopted this definition for the independence of the members of its audit committee.  Joseph Gallo and Steven Cozine serve on Madison’s audit committee.  Madison’s board of directors has determined that neither Mr. Gallo nor Mr. Cozine is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Page - 33

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Madison’s audit of annual financial statements and for review of financial statements included in Madison’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009 - $6,400 – K. R. Margetson Ltd. – Chartered Accountants
2008 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2008 - $8,000 – Kyle L. Tingle, CPA, LLC

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2009 - $2,888 – K. R. Margetson Ltd. – Chartered Accountants
2008 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2008 - $nil – Kyle L. Tingle, CPA, LLC

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2008 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2008 - $nil – Kyle L. Tingle, CPA, LLC

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2008 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2008 - $nil – Kyle L. Tingle, CPA, LLC

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Madison’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.  Exhibits, Financial Statement Schedules.

1.           Financial Statements

Consolidated financial statements of Madison Explorations, Inc. have been included in Item 8 above.

2.           Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

Page - 34

3.           Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
10.1	Mineral Property Agreement dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
14	Code of Ethics.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MADISON EXPLORATIONS, INC.

By:          /s/ Joseph Gallo
Name:          Joseph Gallo
Title:           Director and President
Dated:         March 26, 2010

Page - 35

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Explorations, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Joseph Gallo	President, Chief Executive Officer, and Principal Executive Officer Member of the Board of Directors	March 26, 2010
Joseph Gallo
/s/ Steven Cozine	Treasurer, Corporate Secretary, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer Member of the Board of Directors	March 26, 2010
Steven Cozine

Page - 36

Exhibit 14

Page - 37

MADISON EXPLORATIONS, INC.

Code of Ethics

Overview

Madison has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”).  The Code reaffirms the high standards of business conduct required of all Employees.  The Code is part of Madison’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices.  In most circumstances, the Code sets standards that are higher than the law requires.

Madison has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude.  See Schedule “A” for a statement on each value.  The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs.  These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct Madison’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself.  It is meant to give each Employee the boundaries within which Madison expects each Employee to conduct himself or herself while representing Madison.  An Employee may find himself or herself in a situation where there is no clear guidance given by the Code.  If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to Madison‘s values.  In addition, there are many resources upon which an Employee may rely, including the President and other Madison officers and management.  Together all Employees can continue to make Madison a company that sets a standard for fashion service companies.

Objective

One of Madison’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity.  Madison cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations.  In the course of meeting its business objectives, Madison considers it essential that all Employees understand and comply with the Code and therefore share and participate in Madison’s way of conducting business.

Standard of Conduct

Madison insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities.  Madison also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions.  Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of Madison.

Page - 38

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so.  Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of Madison to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices.  Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of Madison.

Obeying the Law

All Employees of Madison are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which Madison conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations.  Employees are expected to be familiar with the Code as it applies to their duties.  Each Employee is required to follow and to comply with the Code.  A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice.  Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Joseph Gallo, Madison’s chief executive officer, has been appointed as Compliance Officer of Madison, responsible for overseeing compliance with, and enforcement of, the Code.  Steven Cozine, Madison’s corporate secretary, has been appointed as Assistant Compliance Officer of Madison, responsible for overseeing compliance with, and enforcement of, the Code.  If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of Madison is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer.  See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer.  All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Page - 39

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment.  In addition, Employees involved may subject themselves and Madison to severe penalties, including fines and possible imprisonment.  Compliance with the law and high ethical standards in the conduct of Madison’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others.  Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock.  Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced.  Employees who become aware of such Inside Information about Madison must refrain from trading in the shares of Madison until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside Madison or outside, such as spouses, relatives or friends.

Madison makes regular formal disclosures of its financial performance and results of operations to the investment community.  Madison also regularly issues press releases.  Other than those public statements, which go through official channels, Employees are prohibited from communicating outside Madison about Madison’s business, financial performance or future prospects.  Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

Madison is required to maintain a variety of records for purposes of reporting to the government.  Madison requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained.  Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

Madison’s accounting records and supporting documents must accurately describe and reflect the nature and result of Madison’s business operations.  All activities and results of Madison’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on Madison’s books.  Procedures for doing so must comply with Madison’s financial policy and follow Madison’s policy for authorization and documentation, as well as follow generally accepted accounting practices.  Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction.  In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose.  Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Madison’s Board of Directors.

Page - 40

Record Keeping and Retention

To help maintain the integrity of Madison’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved.  It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for.  All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of Madison’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of Madison, each Employee is expected to be truthful and forthright.  This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain.  Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose Madison’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of Madison as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to Madison or any of its industries, or to respond to comments about Madison.  In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Health and Safety

Madison is committed to protecting the health and safety of its Employees.  Madison expects employees to obey all laws and regulations designed to protect the health and safety of all employees, and to obtain and fully observe all permits necessary to do business.  At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas.  Madison will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees.  Employees who require an accommodation should contact the Compliance Officer.  Madison will then engage in an interactive process to determine what reasonable accommodations may exist.

Page - 41

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in Madison’s best interests (“Conflicts of Interest”).  Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of Madison’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of Madison where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider.  Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of Madison, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of Madison.  No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect Madison’s business.

No Employee will use Madison’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of Madison.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with Madison; (2) conduct business on behalf of Madison with any company or firm in which the Employee or a family member has a substantial interest or affiliation.  Exceptions require advance written approval from Madison’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside Madison as a result of their employment by Madison, or that Madison is benefiting by reason of their outside interests.  Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

Madison expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of Madison or its clients.  All Employees are required to seek the consent of Madison management if they intend to become partners or shareholders in companies outside Madison’s corporate structure.

Fair Competition

Madison’s policy is to comply fully with competition and antitrust laws throughout the world.  Madison is committed to vigorous yet fair competition and supports the development of appropriate competition laws.  Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition.  It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

Page - 42

International Trade

Madison must comply with a variety of laws around the world regarding its activities.  In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty.  The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country.  This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses.  Because Madison is a U.S. company, this law applies to Madison and all of its subsidiaries.  Any questions on this policy should be directed to the Compliance Officer.

Government Relations

Madison is prohibited by law from making any contributions or expenditures in connection with any U.S. national election.  This includes virtually any activity that furnishes something of value to an election campaign for a federal office.  Use of Madison’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of Madison.  Political contributions or expenditures are not to be made out of Madison’s funds in any foreign country, even if permitted by local law, without the consent of the President of Madison.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on Madison’s behalf, or are on Madison’s property, are expected to follow the law, the Code, and honor Madison’s values.  Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of Madison’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees.  Madison’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code.  Equally, Madison’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflect Madison’s high ethical standards.  Madison expects and requires each and every Employee, as a representative of Madison, to fulfill Madison’s ethical commitment in a way that is visible to the outside world with which Madison conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Page - 43

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to Madison’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands Madison’s Code of Ethics.  This statement will also require that the Employee state that he or she is in full compliance with the Code.  The form of statement is attached as Schedule “C”.

Page - 44

Schedule “A”

VALUES

FOCUS:  We exist only because we are in the mineral exploration business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 45

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 46

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of Madison Explorations, Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of Madison’s Code of Ethics.

Date:

Name (print):

Position:

Address:

Signature:

Page - 47

Exhibit 31

Page - 48

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending December 31, 2009 of Madison Explorations, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 26, 2010

/s/ Joseph Gallo
Joseph Gallo

Chief Executive Officer

Page - 49

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending December 31, 2009 of Madison Explorations, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  March 26, 2010

/s/ Steven Cozine
Steven Cozine

Chief Financial Officer

Page - 50

Exhibit 32

Page - 51

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Madison Explorations, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President and Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo
Joseph Gallo

Chief Executive Officer

March 26, 2010

Page - 52

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Madison Explorations, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, Treasurer and Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine
Steven Cozine

Chief Financial Officer

March 26, 2010

Page - 53