Form 10-Q
period 2010-03-31
MADISON EXPLORATIONS, INC.
filed 2010-05-17
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________________to_______________________________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock - $0.001 par value	113,020,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Page - 2

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$2,747	$2,826

Total assets	$2,747	$2,826

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,558	$10,879
Notes payable and accrued interest – Note 4	69,159	67,325
Convertible note payable – Note 5	16,000	14,000
Related party advance – Note 6	561	561

Total current liabilities	99,278	92,765

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional paid-in capital	(17,118)	(17,118)
Accumulated other comprehensive loss	(7,659)	(6,679)
Accumulated deficit during exploration stage	(184,774)	(179,162)

Total stockholders’ deficiency	(96,531)	(89,939)

Total liabilities and stockholders’ deficiency	$2,747	$2,826

Going concern – Note 2

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

			June 15, 1998
		3 Months Ended	(inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	$109,040
General and administrative	2,752	5,036	185,192

	(2,752)	(5,036)	(294,232)

Income (loss) before other expense	(2,752)	(5,036)	(150,232)

Other expense - interest	(2,860)	(2,860)	(34,542)

Net income (loss)	(5,612)	(7,836)	(184,774)

Other comprehensive income (loss)
Translation gain (loss)	(980)	572	(7,659)

Total comprehensive loss	$(6,592)	$(7,264)	$(192,433)

Net income (loss) per share,
basic and diluted	$(0.00)	$(0.00)

Average number of shares
of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

June 15, 1998, issue of
common stock (.000008 per sh.)	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss, December 31, 1999	-	-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	-	$-	$430

Net loss, December 31, 2000	-	-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2001	-	-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2002	-	-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2003	-	-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock
for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)	-	-	472
Capital contribution	-	-	5,000	-	-	5,000
Foreign currency adjustments	-	-	-	(2,554)	-	(2,554)
Net loss, December 31, 2004	-	-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net loss, December 31, 2005	-	-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

Issuance of common stock
for cash ($.25 per sh.)	200,000	200	49,800	-	-	50,000
Foreign currency adjustments	-	-	-	(1,297)	-	(1,297)
Net loss, December 31, 2006	-	-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net income, December 31, 2007	-	-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments	-	-	-	5,639	-	5,639
Convertible debt of $40,000
Issued for cash – Note 2(i)	-	-	40,000	-	-	40,000
Net loss, December 31, 2008	-	-	-	-	(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

(Continued)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)
Continued

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

Foreign currency adjustments	-	-	-	(4,578)	-	(4,578)
Net loss, December 31, 2009	-	-	-	-	(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	$113,020	$(17,118)	$(6,679)	$(179,162)	$(89,939)

Foreign currency adjustments	-	-	-	(980)	-	(980)
Net loss, March 31, 2010	-	-	-		(5,612)	(5,612)

Balance, March 31, 2010	113,020,000	$113,020	$(17,118)	$(7,659)	$(184,774)	$(96,531)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 15, 1998
	3 Months Ended		(inception) to
	March 31	March 31	March 31
	2010	2009	2010

Cash Flows From
Operating Activities
Net income (loss)	$(5,612)	$(7,836)	$(184,774)
Amortization of convertible debt discount
recorded as interest	2,000	2,000	16,000
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	2,679	3,521	13,558

Net cash used in operating activities	$(933)	$(2,315)	(155,216)

Cash Flows From
Investing Activities
Net cash provided (used in) investing activities	$-	$-	$-

Cash Flows From
Financing Activities
Issuance of common stock	$-	$-	$113,020
Capital contribution	-	-	(57,118)
Notes payable	1,834	226	69,159
Proceeds of convertible note payable	-	-	40,000
Related party advances	-	-	561

Net cash provided by (used in) financing activities	$1,834	$226	$165,622

Effect of foreign currency translation
on cash and cash equivalents	$(980)	$572	$(7,659)
Net increase (decrease) in cash	$(79)	$(1,517)	$2,747

Cash, beginning of period	2,826	26,467	-

Cash, end of period	$2,747	$24,950	$2,747

SUPPLEMENTAL DISCLOSURE

Interest and taxes paid	$2,860	$2,800	$16,542

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 1                 Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2009 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2009 annual financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

Note 2                 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $192,433 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3                 Summary of Significant Accounting Policies

a)	Year end
The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2010, the Company did not have any cash equivalents (2009 – $nil).  As at March 31, 2010, $288 was deposited in accounts that were federally insured (2009 - $947).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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
MARCH 31, 2010

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

The resulting discount is being amortized to operations over 60 months.

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
MARCH 31, 2010

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
MARCH 31, 2010

Note 3	Summary of Significant Accounting Policies (continued)

n)         Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Scout Resources Inc. All significant inter-company balances and transactions have been eliminated.

o)         Derivative Instruments

The Company follows ASC topic 815, “Derivatives and Hedges”.  This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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
MARCH 31, 2010

Note 4                 Notes Payable

The Company has two notes payable to Paleface Holdings Inc.  Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at March 31, 2010, accrued interest on the note was $10,297 (2009 - $8,297).  The note payable balance including accrued interest was $35,297 as at March 31, 2010 (2009 - $33,297).  Interest on the debt for each quarter was $500.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2010, accrued interest on the note was $3,772 (2009 - $2,448).  The note payable balance including accrued interest was $33,862 as at March 31, 2010 (2009 - $26,697). Interest on debt for the three months was $368 in 2010 and $300 in 2009.

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

The balance in convertible note payable at March 31, 2010 is as follows:
[Missing Graphic Reference]

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2010, $2,000 was recorded as interest expense.  As at March 31, 2010, the unamortized discount is $24,000.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the three months ended March 31, 2010.

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

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at March 31, 2010.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2010 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended March 31, 2010.

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

Page - 15

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

As at March 31, 2010, Madison had cash of $2,747 and a working capital deficit of $96,531.  Accordingly, Madison will require additional financing in the amount of $141,531 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2010, Madison had cash of $2,747 and a working capital deficit of $96,531, compared to cash of $2,826 and working capital deficit of $89,939 as at December 31, 2009.

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

Page - 16

If Madison is unable to raise additional funds to satisfy its reporting obligations, investors will no longer have access to current financial and other information about its business affairs.

Net Cash Used in Operating Activities

Madison used cash of $933 in operating activities during the first three months of fiscal 2010 compared to cash used of $2,315 in operating activities during the same period in the previous fiscal year.  The increase in the operating activities was principally a result of an increase in accounts payable and accruals and an increase in net loss reduced by the amortization of convertible debt discount recorded as interest.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first three months of fiscal 2010 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $1,834 for the first three months of fiscal 2010, as a result of an increase of $1,834 of notes payable.  Madison generated $226 from financing activities during the first three months of fiscal 2009.

Results of Operations – Three months ended March 31, 2010 and March 31, 2009

References to the discussion below to fiscal 2009 are to Madison’s current fiscal year, which will end on December 31, 2009.  References to fiscal 2008 are to Madison’s fiscal year ended December 31, 2008.

	For the Three Months Ended March 31, 2010 $	For the Three Months Ended March 31, 2009 $	Accumulated from June 15, 1998 (Date of Inception) to March 31, 2010 $

Revenue	–	–	144,000

Operating expenses

Exploration and Development	–	–	(109,040)
General and administrative	(2,752)	(5,036)	(185,192)
Other expense	(2,860)	(2,800)	(34,542)
Net income (Loss)	(5,612)	(7,836)	(184,774)

Translation loss	(980)	572	(7,659)

Total Expenses	(6,592)	(7,264)	(192,433)

Going Concern

Madison has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities.  For these reasons Madison’s auditors stated in their report that they have substantial doubt Madison will be able to continue as a going concern.

Page - 17

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

Madison had no contingencies or long-term commitments at March 31, 2010.

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

Page - 18

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2010.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of March 31, 2010, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Page - 19

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Madison.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.                      (Removed and Reserved).

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Madison reported all information that was required to be disclosed in a report on Form 8-K.

Madison has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Madison undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Madison at 778-928-7677 to request a copy of Madison’s code of ethics.  Management believes Madison’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Page - 20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MADISON EXPLORATIONS, INC.

Dated:           May 14, 2010                                                                           By:/s/ Joseph Gallo
Name:   Joseph Gallo
Title:     President and Chief Executive Officer
                                                                        (Principal Executive Officer)

Dated:           May 14, 2010                                                                           By:/s/ Steven Cozine
Name:   Steven Cozine
Title:    Chief Financial Officer
                                                                                                                                   (Principal Financial Officer)

Page - 21

Exhibit 31

Page - 22

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending March 31, 2010 of Madison Explorations, Inc.;

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

Date:  May 14, 2010

/s/ Joseph Gallo
Joseph Gallo
Chief Executive Officer

Page - 23

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending March 31, 2010 of Madison Explorations, Inc.;

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

Date:  May 14, 2010

/s/ Steven Cozine
Steven Cozine
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo
Joseph Gallo
Chief Executive Officer

May 14, 2010

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine
Steven Cozin

Chief Financial Officer

May 14, 2010

Page - 27