Form 10-Q
period 2010-06-30
MADISON EXPLORATIONS, INC.
filed 2010-08-16
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock - $0.001 par value	113,020,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Page - 2

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS
CURRENT ASSETS	$12,500	$2,826
Cash

Total assets	$12,500	$2,826

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,159	$10,879
Notes payable and accrued interest – Note 5	69,075	67,325
Convertible note payable – Note 6	18,000	14,000
Related party advance – Note 7	561	561

Total current liabilities	98,795	92,765

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 8
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares
(June 30, 2010 and December 31, 2009)	113,020	113,020
Additional paid-in capital	2,882	(17,118)
Accumulated other comprehensive loss	(6,702)	(6,679)
Accumulated deficit during exploration stage	(195,495)	(179,162)

Total stockholders’ deficiency	(86,295)	(84,939)

Total liabilities and stockholders’ deficiency	$12,500	$2,826

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

					June 15, 1998
	Three months ended		Six months ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	7,856	7,689	10,608	12,725	193,048
	(7,856)	(7,689)	(10,608)	(12,725)	(302,088)

Income (loss) before other expense	(7,856)	(7,689)	(10,608)	(12,725)	(158,088)

Other expense - interest	(2,865)	(2,825)	(5,725)	(5,625)	(37,407)

Net income (loss)	(10,721)	(10,514)	(16,333)	(18,350)	(195,495)

Other comprehensive income (loss)
Translation gain (loss)	957	(2,194)	(23)	(2,101)	(6,702)

Total comprehensive loss	$(9,764)	$(12,708)	$(16,356)	$(20,451)	$(202,197)

Net income (loss) per share,
basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

June 15, 1998, issue of
common stock (.000008 per sh.)	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 1999	-	-	-	-	-	-
Balance, December 31, 1999	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2000	-	-	-	-	-	-
Balance, December 31, 2000	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2001	-	-	-	-	-	-
Balance, December 31, 2001	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2002	-	-	-	-	-	-
Balance, December 31, 2002	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss, December 31, 2003	-	-	-	-	-	-
Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock
for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)	-	-	472
Capital contribution	-	-	5,000	-	-	5,000
Foreign currency adjustments	-	-	-	(2,554)	-	(2,554)
Net loss, December 31, 2004	-	-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$(2,554)	$(49,088)	$(45,740)

Foreign currency adjustments	-	-	-	(444)		(444)
Net loss, December 31, 2005					(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$(2,998)	$(97,808)	$(94,904)

Issuance of common stock
for cash ($.25 per sh.)	200,000	200	49,800	-	-	50,000
Foreign currency adjustments	-	-	-	(1,297)	-	(1,297)
Net loss, December 31, 2006	-	-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	$113,020	$(57,118)	$(4,295)	$(136,319)	$(84,712)

Foreign currency adjustments	-	-	-	(3,445)	-	(3,445)
Net income, December 31, 2007	-	-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$(57,118)	$(7,740)	$(111,668)	$(63,506)

Foreign currency adjustments	-	-	-	5,639	-	5,639
Convertible debt of $40,000
Issued for cash – Note 2(i)	-	-	40,000	-	-	40,000
Net loss, December 31, 2008	-	-	-	-	(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)
Continued

					Accumulated
				Accumulated	Deficit
			Additional	Other	During
	Common Stock		Paid -in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2008	113,020,000	$113,020	$(17,118)	$(2,101)	$(141,364)	$(47,563)

Foreign currency adjustments	-	-	-	(4,578)	-	(4,578)
Net loss, December 31, 2009	-	-	-	-	(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	$113,020	$(17,118)	$(6,679)	$(179,162)	$(89,939)

Foreign currency adjustments	-	-	-	(23)	-	(23)
Convertible debt of $20,000
Issued for cash – Note 2(i)	-	-	20,000	-	-	20,000
Net loss, June 30, 2010	-	-	-	-	(16,333)	(16,333)
Balance, June 30, 2010	113,020,000	$113,020	$2,882	$(6,702)	$(195,495)	$(86,295)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			June 15, 1998
	6 Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Flows From
Operating Activities
Net income (loss)	$(16,333)	$(18,350)	$(195,495)
Amortization of convertible debt discount
recorded as interest	4,000	4,000	18,000
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	280	(1,448)	11,159

Net cash used in operating activities	(12,053)	(15,798)	(166,336)

Cash Flows From
Investing Activities
Net cash provided (used in) investing activities	-	-	-

Cash Flows From
Financing Activities
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	1,750	3,189	69,075
Proceeds of convertible note payable	20,000	-	60,000
Related party advances	-	-	561

Net cash provided by (used in) financing activities	21,750	3,189	185,338

Effect of foreign currency translation
on cash and cash equivalents	(23)	(1,622)	(6,702)

Net increase (decrease) in cash	9,674	(14,231)	12,500

Cash, beginning of period	2,826	26,467	-

Cash, end of period	$12,500	$12,236	$12,500

SUPPLEMENTAL DISCLOSURE

Interest paid	$5,726	$5,625	$19,409
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 1                 Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2009 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2009 annual financial statements. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

Note 2                 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $195,495 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3                 Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2010, the Company did not have any cash equivalents (2009 – $nil).  As at June 30, 2010, $224 was deposited in accounts that were federally insured (2009 - $1,981).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 3                 Summary of Significant Accounting Policies - continued

c)         Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d)         Stock-Based Compensation

The Company follows the guideline under Financial Accounting Standards Board (“FASB”) Codification ASC Topic 718 Compensation-Stock Based Compensation for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

e)         Basic and Diluted Net Income (Loss) per Share

The Company reports basic loss per share in accordance FASB Codification Topic 260, Earnings per share.  Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

f)         Comprehensive Income

In accordance with FASB Codification Topic 220 Comprehensive Income, comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.

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
JUNE 30, 2010

Note 3                 Summary of Significant Accounting Policies - continued

h)          Fair Value Measurements

The Company follows FASB ASC 820, “Effective January 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements and Disclosures”,,' for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standardSFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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
JUNE 30, 2010

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
JUNE 30, 2010

Note 3                 Summary of Significant Accounting Policies - continued

n)         Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Scout Resources Inc. All significant inter-company balances and transactions have been eliminated.

o)         Derivative Instruments

The Company follows ASC topic 815, “Derivatives and Hedges”.  This standard establishesThe Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”,  which is effective for the Company as of its inception.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Note 4                 Mineral Claims

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
JUNE 30, 2010

Note 5                 Notes Payable

The Company has two notes payable to Paleface Holdings Inc.  Each note is unsecured and payable on demand.

a) $25,000 note with annual interest payable at 8%.

As at June 30, 2010, accrued interest on the note was $10,797 (2009 - $8,797).  The note payable balance including accrued interest was $35,797 as at June 30, 2010 (2009 - $33,797).  Interest on the debt for each quarter was $500.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at June 30, 2010, accrued interest on the note was $4,130 (2009 - $2,702).  The note payable balance including accrued interest was $33,277 as at June 30, 2010 (2009 - $31,087). Interest on debt for the six months was $726 in 2010 and $625 in 2009.

Note 6                 Convertible Note Payable

There are two convertible note payable.  The notes are non-interest bearing, unsecured and payable on demand.  At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share.   The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance of the first convertible note payable at June 30, 2010 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000

Balance allocated to convertible note payable	-
Amortized discount	18,000

Balance, convertible note payable	$18,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the three months ended June 30, 2010, $4,000 was recorded as interest expense.  As at June 30, 2010, the unamortized discount is $22,000.

The balance of the second convertible note payable at June 30, 2010 is as follows:

Proceeds from promissory note	$20,000
Value allocated to additional paid-in capital	20,000

Balance allocated to convertible note payable	-
Amortized discount	-

Balance, convertible note payable	$-

The total discount of $20,000 is being amortized over 5 years starting July 2010.  Accordingly, the annual interest rate is 20% and for the three months ended June 30, 2010, $Nil was recorded as interest expense.  As at June 30, 2010, the unamortized discount is $20,000.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 7	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the six months ended June 30, 2010.

Note 8                 Common Stock

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

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the six months ended June 30, 2010 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the six months ended June 30, 2010.

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

As at June 30, 2010, Madison had cash of $12,500 and a working capital deficit of $86,295.  Accordingly, Madison will require additional financing in the amount of $118,795 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2010, Madison had cash of $12,500 and a working capital deficit of $86,295, compared to cash of $2,826 and working capital deficit of $84,939 as at December 31, 2009.

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

Page - 16

Net Cash Used in Operating Activities

Madison used cash of $12,053 in operating activities during the first six months of fiscal 2010 compared to cash used of $15,798 in operating activities during the same period in the previous fiscal year.  The decrease in the operating activities was principally a result of an increase in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first six months of fiscal 2010 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $21,750 for the first six months of fiscal 2010, as a result of $20,000 from proceeds of convertible notes payable and $1,750 from proceeds of a note payable.  Madison generated $3,189 from financing activities during the first six months of fiscal 2009 from the proceeds of a note payable.

Results of Operations – Six months ended June 30, 2010 and June 30, 2009

References to the discussion below to fiscal 2010 are to Madison’s current fiscal year, which will end on December 31, 2010.  References to fiscal 2009 are to Madison’s fiscal year ended December 31, 2009.

	For the Three Months Ended June 30, 2010 $	For the Three Months Ended June 30, 2009 $	For the Six Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2009 $	Accumulated from June 15, 1998 (Date of Inception) to June 30, 2010 $

Revenue	–	–	–	–	144,000

Operating expenses

Exploration and Development	–	–	–	–	(109,040)
General and administrative	(7,856)	(7,689)	(10,608)	(12,725)	(193,048)
Other expense - interest	(2,865)	(2,825)	(5,725)	(5,625)	(37,407)
Net income (Loss)	(10,721)	(10,514)	(16,333)	(18,350)	(195,495)

Translation loss	957	(2,194)	(23)	(2,101)	(6,702)

Total Expenses	(9,764)	(12,708)	(16,356)	(20,451)	(202,197)

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

Page - 17

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

Madison had no contingencies or long-term commitments at June 30, 2010.

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

Page - 18

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

MADISON EXPLORATIONS, INC.

Dated:           August 16, 2010                                                                By:      /s/ Joseph Gallo
Name:           Joseph Gallo
Title:           President and Chief Executive Officer
(Principal Executive Officer)

Dated:           August 16, 2010                                                                By:     /s/ Steven Cozine
Name:          Steven Cozine
Title:           Chief Financial Officer
(Principal Financial Officer)

Page - 21

Exhibit 31

Page - 22

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2010 of Madison Explorations, Inc.;

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

Date:  August 16, 2010

/s/ Joseph Gallo
Joseph Gallo
Chief Executive Officer

Page - 23

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2010 of Madison Explorations, Inc.;

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

Date:  August 16, 2010

/s/ Steven Cozine
Steven Cozine
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo
Joseph Gallo
Chief Executive Officer

August 16, 2010

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine
Steven Cozine
Chief Financial Officer

August 16, 2010

Page - 27