Form 10-K
period 2010-12-31
MADISON EXPLORATIONS, INC.
filed 2011-04-15
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                             For the fiscal year ended                                       December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the transition period from                                                                       to

Commission file number                                          000-51302

MADISON EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
1100 E. 29th Street, Suite 153 North Vancouver, British Columbia, Canada (Address of principal executive offices)	V7K 1C2 (Zip Code)

Registrant’s telephone number, including area code:  (778) 928-7677

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 1

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
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $72,364,500 ($1.4844 X 48,750,000) as of June 30, 2010

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 14, 2011
Common Stock - $0.001 par value	113,020,000

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison maintains a website at HTTP://WWW.MADISONEXPLORATION.COM.  Madison’s website and its linked contents are not part of this annual report.

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

(a)           Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended April 12, 2011.  The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
High & Low Bids
Period ended	High	Low	Source
12 April 2011	$0.0053	$0.0052	OTC Markets Group Inc.
31 March 2011	$0.0052	$0.0021	OTC Markets Group Inc.
31 December 2010	$0.006	$0.0021	OTC Markets Group Inc.
30 September 2010	$0.0072	$0.005	OTC Markets Group Inc.
30 June 2010	$0.02	$0.0072	OTC Markets Group Inc.
31 March 2010	$0.02	$0.0051	OTC Markets Group Inc.
31 December 2009	$0.026	$0.021	Pink OTC Markets Inc.
30 September 2009	$0.025	0.0051	Pink OTC Markets Inc.
30 June 2009	$0.01	$0.005	Pink OTC Markets Inc.
31 March 2009	$0.01	$0.005	Pink OTC Markets Inc.

Page - 5

(b)          Holders of Record

Madison has approximately 18 holders of record of Madison’s Common Stock as of December 31, 2010 according to a shareholders’ list provided by Madison’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name.  The transfer agent for Madison’s Common Stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

As at December 31, 2010, Madison had cash of $1,812 and a working capital deficit of $109,470.  Accordingly, Madison will require additional financing in the amount of $157,470 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at December 31, 2010, Madison had a cash balance of $1,812.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Madison’s Common Stock.  If Madison is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Madison.  Madison does not have any financing arranged and Madison cannot provide investors with any assurance that Madison will be able to raise sufficient funding from the sale of its Common Stock.  In the absence of such financing, Madison’s business will fail.

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

Liquidity and Capital Resources

As of December 31, 2010, Madison had total assets of $1,812, and a working capital deficit of $109,470, compared with a working capital deficit of $89,939 as of December 31, 2009.  The increase in the working capital deficit was primarily due to a decrease in cash, an increase in notes payable, and an increase in accounts payable.  The assets consisted of $1,812 in cash and the liabilities consisted of $14,228 in accounts payable ($10,879 in 2009), $72,492 in notes payable and accrued interest ($67,325 in 2009), $24,000 in convertible notes payable ($14,000 in 2009), and $561 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing.  If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2010, net cash used in operating activities decreased to $24,466 compared with $26,894 for the same period in the previous fiscal year.  The use of cash was primarily due to a net loss of $37,816, less a non cash interest on the convertible debt of $10,000, and less an increase of $3,350 in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended December 31, 2010 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Page - 8

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $25,168 for the fiscal year ended December 31, 2010 as compared with financing activities of $7,831 for the same period in the previous fiscal year.  The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended December 31, 2010

Madison has had $144,000 in operating revenues since its inception on June 15, 1998, through to December 31, 2010, but no revenues for the past two fiscal years.  Madison’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable.  From its inception, on June 15, 1998, to December 31, 2010 Madison has raised a total of $113,020 from private offerings of its Common Stock.

References to the discussion below to fiscal 2010 are to Madison’s fiscal year ended on December 31, 2010.  References to fiscal 2009 are to Madison’s fiscal year ended December 31, 2009.

	For the Year Ended December 31, 2010 $	For the Year Ended December 31, 2009 $	Accumulated from June 15, 1998 (Date of Inception) to December 31, 2010 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	$ 144,000

Operating expenses

Exploration and Development	–	–	109,040
General and administrative	24,350	26,470	206,790
Other expense – interest	(13,466)	(11,328)	(45,148)
Net income (loss)	(37,816)	(37,798)	(216,978)

Translation gain (loss)	(1,716)	(4,578)	(8,395)

Total comprehensive loss	(39,532)	(42,376)	(225,373)

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

Madison had no contingencies or long-term commitments at December 31, 2010.

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

Item 8.     Financial Statements and Supplementary Data.

Page - 10

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(AUDITED)

Page - 11

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:

Madison Explorations, Inc.

We have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (an Exploration Stage Enterprise) as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the period from date of inception (June 15, 1998) to December 31, 2007.  That period was audited by other auditors, whose report dated March 25, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from date of inception (June 15, 1998) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

“K R. Margetson Ltd.”
North Vancouver, Canada	Chartered Accountant
April 14, 2011

331 East 5th Street	Tel: 604-929-0819
North Vancouver BC	Fax: 1-987-874-9583
Canada

Page - 12

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$1,812	$2,826

Total assets	$1,812	$2,826

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,228	$10,879
Notes payable and accrued interest – Note 4	72,492	67,325
Convertible note payable – Note 5	24,000	14,000
Related party advance – Note 6	561	561

Total current liabilities	$111,282	$92,765

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional paid-in capital	(2,882)	(17,118)
Accumulated other comprehensive loss	(8,395)	(6,679)
Accumulated deficit during exploration stage	(216,978)	(179,162)

Total stockholders’ deficiency	(109,470)	(89,939)

Total liabilities and stockholders’ deficiency	$1,812	$2,826

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		June 15, 1998 (inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$-	$-	$144,000

Operating expenses
Exploration and development			109,040
General and administrative	24,350	26,470	206,790
	(24,350)	(26,470)	(315,830)

Income (loss) before other expense	(24,350)	(26,470)	(171,830)

Other expense - interest	(13,466)	(11,328)	(45,148)

Net income (loss)	(37,816)	(37,798)	(216,978)

Other comprehensive income (loss)
Translation gain (loss)	(1,716)	(4,578)	(8,395)

Total comprehensive loss	$(39,532)	$42,376)	$(225,373)

Net income (loss) per share,
basic and diluted	$(0.00)	$(0.00)

Average number of shares
of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage
	Shares	Amount				Total

June 15, 1998, issue of common stock (.000008 per sh.)	53,750,000	$ 53,750	$ (53,320)	-	-	430
Net Loss		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$ 53,750	$ (53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$ 53,750	$ (53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$ 53,750	$ (53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$ 53,750	$ (53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$ 53,750	$ (53,320)	-	-	430

Issuance of common stock for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)			472
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss		-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$112,820	$(106,918)	$ (2,554)	$ (49,088)	$(45,740)

Foreign currency adjustments				(444)		(444)
Net loss		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$112,820	$(106,918)	$ (2,998)	$ (97,808)	$(94,904)

Issuance of common stock for cash ($.25 per sh.)	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss		-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	$113,020	$ (57,118)	$ (4,295)	$ (136,319)	$(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net loss		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$113,020	$ (57,118)	$ (7,740)	$ (111,668)	$(63,506)

Foreign currency adjustments				5,639		5,639
Convertible debt of $40,000 Issued for cash – Note 2(i)			40,000			40,000
Net loss		-	-	-	(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICT)
Continued

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage
	Shares	Amount				Total

Balance, December 31, 2008	113,020,000	$113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)

Foreign currency adjustments				(4,578)		(4,578)
Net loss		-	-	-	(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	$113,020	$ (17,118)	$ (6,679)	$ (179,162)	$(89,939)

Foreign currency adjustments				(1,716)		(1,716)
Convertible debt of $20,000 Issued for cash – Note 2(i)			20,000			20,000
Net loss					(37,816)	(37,816)
Balance, December 31, 2010	113,020,000	$113,020	$ 2,882	$ (8,395)	$ (216,978)	$(109,471)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2010	December 31, 2009	June 15, 1998 (inception) to December 31 2010
Cash Flows From Operating Activities
Net income (loss)	$ (37,816)	$ (37,798)	$ (216,978)
Amortization of convertible debt discount recorded as interest	10,000	8,000	24,000
Adjustments to reconcile net loss cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	3,350	2,904	14,228

Net cash used in operating activities	(24,466)	(26,894)	(178,750)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

Cash Flows From Financing Activities
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	5,168	7,891	72,494
Proceeds of convertible note payable	20,000	-	60,000
Related party advances	-	-	561

Net cash provided by (used in) financing activities	25,168	7,831	188,957

Effect of foreign currency translation on cash and cash equivalents	(1,716)	(4,578)	(8,395)
Net increase (decrease) in cash	(1,014)	(23,641)	1,812

Cash, beginning of period	2,826	26,467	-

Cash, end of period	$ 1,812	$ 2,826	$ 1,812

SUPPLEMENTAL DISCLOSURE

Interest	$ 13,466	$ 10,970	$ 27,587

Taxes paid	$ -	$ -	$ -

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1                 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.Madison Explorations, Inc. was formerly known as Madison-Taylor General Contractors, Inc. The Company is engaged in activities related to the exploration for mineral resources in Canada. The Company currently has operations in the exploration of natural resources and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, is considered an Exploration Stage Enterprise.

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

The Company did not hold an interest in any mineral properties as at December 31, 2010 or 2009.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As at December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $216,978 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 2                 Summary of Significant Accounting Policies

a)	Year end
The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2010, the Company did not have any cash equivalents (2009 – $nil).  As at December 31, 2010, $1,241 was deposited in accounts that were federally insured (2009 - $1,413).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2                 Summary of Significant Accounting Policies - continued

c)         Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d)         Stock-Based Compensation

The Company follows the guideline under FASB ASC Topic 718 Compensation-Stock Compensation in accounting for stock options and similar equity instruments.  Compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2010 the Company has not issued any stock options or similar equity instruments.

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

f)         Comprehensive Income

In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  All comprehensive income (loss) arises from foreign currency translation.

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
DECEMBER 31, 2010

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

The fair value of the convertible note payable was based on its beneficial conversion feature at the time of commitment, which requires allocation of the instrument between the host debt and the embedded equity component.  Based on the intrinsic value of the conversion feature, the total value of the instrument was allocated to the equity component and included in additional paid-in capital.  The balance of nil was allocated to the host debt

Risks:

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2	Summary of Significant Accounting Policies (continued)

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2	Summary of Significant Accounting Policies (continued)

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

p)         Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

Effective July 1, 2010, we adopted the update to the accounting standard regarding derivatives and hedging (Topic 815). This update clarifies how to determine whether embedded credit derivatives, including those interests held in collateralized debt obligations and synthetic collateralized debt obligations, should be bifurcated and accounted for separately. The adoption of this standard did not have a significant impact on our results of operations.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2	Summary of Significant Accounting Policies (continued)

p)         Recent Accounting Pronouncements - continued

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

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

As at December 31, 2010, accrued interest on the note was $11,797 (2009 - $9,797).  The note payable balance including accrued interest was $36,797 as at December 31, 2010 (2009 - $34,797).  Interest on the debt for each quarter was $500.

b)	$30,060 ($30,000 CDN) note with annual interest payable at 5%

As at December 31, 2010, accrued interest on the note was $5,636 (2009 - $3,932).  The note payable balance including accrued interest was $35,695 as at December 31, 2010 (2009 - $32,528).  Interest on debt was $1,466 in 2010 and $1,328 in 2009.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 5             Convertible Note Payable

There are two convertible notes payable.  The notes are non-interest bearing, unsecured and payable on demand.  At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share.   The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

 The balance for the first promissory note is as follows:

Balance December 31	2010	2009

Proceeds from promissory note	$ 40,000	$ 40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible not payable	-	-
Amortized discount	22,000	14,000

Balance, convertible note payable	$ 22,000	$ 14,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2010, $8,000 was recorded as interest expense.  As at December 31, 2010, the unamortized discount is $18,000.

The balance of the second convertible note payable at December 31, 2010 is as follows:

Proceeds from promissory note	$ 20,000
Value allocated to additional paid-in capital	20,000

Balance allocated to convertible note payable	-
Amortized discount	2,000

Balance, convertible note payable	$ 2,000

The total discount of $20,000 is being amortized over 5 years starting June 2010.  Accordingly, the annual interest rate is 20% and for the year months ended December 31, 2010, $2,000 was recorded as interest expense.  As at December 31, 2010, the unamortized discount is $18,000.

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the twelve months ended December 31, 2010.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 7                Common Stock

On June 15, 1998 the Company authorized and issued 53,750,000 shares of its common stock in consideration of $430 in cash. ($.000008 per share).

On June 7, 2004 the Company issued 59,070,000 in consideration of $472 in cash. ($.000008 per share).

On June 14, the Company approved a forward stock split of 5,000:1.  These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000 ($.25 per share).

There are no shares subject to warrants, options or other agreements as at December 31, 2010.

Note 8                Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative from Inception on June 15, 1998
			through
	December 31	December 31	December 31
	2010	2009	2010

Net income (loss) for the period	$(37,816)	$(37,798)	$(216,978)
Statutory and effective tax rates	28.5%	30.0%	28.5%

Income taxes expense (recovery) at the effective rate	$(10,778)	$(11,339)	$(61,839)
Effect of permanent differences	3,000	2,400	6,840
Effect of change in income tax rate	2,327	1,354	-
Change in valuation allowance	5,450	7,586	54,999

Corporate income tax expense (recovery) and corporate income tax liability (asset)	$-	$-	$-

As at December 31, 2010 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below.  A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 8                 Income Taxes - continued

	December 31, 2010	December 31, 2009	December 31, 2008

Tax loss carried forward	$ 192,978	$ 165,162	$ 135,364

Deferred tax assets	$ 54,999	$ 49,549	$ 41,963
Valuation allowance	(54,999)	(49,549)	(41,963)

Deferred taxes recognized	$ -	$ -	$ -

The tax losses will expire between 2014 and 2030.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Page - 27

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2010 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2010, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Madison reported all information that was required to be disclosed in a report on Form 8-K.

Page - 28

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

Joseph Gallo ●  Mr. Gallo (51 years old) has been a director and the president of Madison June 2007.  Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006.  Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a "Solid Construction") that he founded and has run since 1992.  In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology ("speed indicating light mechanism").  The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991.  Mr. Gallo's past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

Steven Cozine ●  Mr. Cozine (45) has been a director and the treasurer and corporate secretary of Madison June 2007.  Mr. Cozine has been a director, and the President and Chief Executive Officer of Mobile Data Corp. since January 2010.  Mr. Cozine, from 2001 to the present, has primarily been a business consultant to private and public corporations.  In addition, from February 2005 to March 2007 he served as the primary officer and director of Zandaria Ventures Inc., a US reporting public company.  From May 1993 to August 1999 he was a director of Kelso Technologies, Inc., (a British Columbia reporting company) which he rejoined in Fall, 2006 as a Vice President.  Also, from September 2001 to January 2003 he was a director of Normabec Mining Resources (a Quebec reporting issuer).  From January 1998 to December 2000 Mr. Cozine was Vice President of Marketing for Saturna Island Vineyards.

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

Page - 29

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

As of December 31, 2010, Madison did not have a written audit committee charter or similar document.

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

Item 11.  Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2010.

Page - 30

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Joseph Gallo President June 2007 - present	2008 2009 2010	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Steven Cozine Secretary/Treasurer June 2007 – present	2008 2009 2010	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

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

Item 12.  Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.3%
Common Stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	33,385,000	29.5%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 113,020,000 shares of Common Stock issued and outstanding as of April 12, 2011.

Page - 31

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.3%
Common Stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	33,385,000	29.5%
Common Stock	Directors and Executive Officers (as a group)	64,270,000	56.8%
[1] Based on 113,020,000 shares of Common Stock issued and outstanding as of April 12, 2011.

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

Page - 32

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

2010 - $6,500 – K. R. Margetson Ltd. – Chartered Accountants
2009 - $6,400 – K. R. Margetson Ltd. – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2010 - $900 – K. R. Margetson Ltd. – Chartered Accountants
2009 - $2,888 – K. R. Margetson Ltd. – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2009 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2009 - $nil – K. R. Margetson Ltd. – Chartered Accountants

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

Page - 33

Exhibit	Description	Status
3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
10.1	Mineral Property Agreement dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MADISON EXPLORATIONS, INC.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President
Dated:	April 14, 2011

Page - 34

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Explorations, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Joseph Gallo Joseph Gallo	President, Chief Executive Officer, and Principal Executive Officer Member of the Board of Directors	April 14, 2011

/s/ Steven Cozine Steven Cozine	Treasurer, Corporate Secretary, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer Member of the Board of Directors	April 14, 2011

Page - 35

Exhibit 31

Page - 36

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending December 31, 2010 of Madison Explorations, Inc.;

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

Date:  April 14, 2011

/s/ Joseph Gallo

Joseph Gallo
Chief Executive Officer

Page - 37

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending December 31, 2010 of Madison Explorations, Inc.;

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

Date:  April 14, 2011

/s/ Steven Cozine

Steven Cozine
Chief Financial Officer

Page - 38

Exhibit 32

Page - 39

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Madison Explorations, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President and Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo

Joseph Gallo
Chief Executive Officer
April 14, 2011

Page - 40

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Madison Explorations, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, Treasurer and Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine

Steven Cozine
Chief Financial Officer
April 14, 2011

Page - 41