Form 10-Q
period 2011-03-31
MADISON EXPLORATIONS, INC.
filed 2011-05-18
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                     March 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                to

Commission file number     000-51302

MADISON EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
1100 E. 29th Street, Suite 153, North Vancouver, British Columbia, Canada (Address of principal executive offices)	V7K 1C2 (Zip Code)
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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2011
Common Stock - $0.001 par value	113,020,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Page - 2

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$10,983	$1,812

Total assets	$10,983	$1,812

LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITES
Accounts payable and accrued liabilities	$18,531	$14,228
Notes payable and accrued interest – Note 4	73,859	72,494
Convertible note payable – Note 5	27,000	24,000
Related party advance	561	561

Total current liabilities	119,771	111,283

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 6
$.001 par value
Authorized 500,000,000 shares
Issued and outstanding: 113,020,000 shares
(December 31, 2010 and 2009)	113,020	113,020
Additional paid-in capital	12,882	2,882
Accumulated other comprehensive loss	(8,901)	(8,395)
Accumulated deficit during exploration stage	(225,789)	(216,978)

Total stockholder’s deficiency	(108,788)	(109,471)

Total liabilities and stockholders’ deficiency	$10,983	$1,812

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

			June 15, 1998
	For the 3 Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenue	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	109,040
General and administrative	4,947	2,752	211,737

	(4,947)	(2,752)	(320,777)

Income (loss) before other expense	(4,947)	(2,752)	(176,777)

Other expense - interest	(3,864)	(2,860)	(49,012)

Net income (loss)	(8,811)	(5,612)	(225,789)

Other comprehensive income (loss)
Transaction gain (loss)	(506)	(980)	(8,901)

Total comprehensive loss	$(9,317)	$(6,592)	$(234,690)

Net Income (loss) per share
basic and diluted	$(0.00)	$(0.00)

Average number of shares
of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage
	Shares	Amount				Total

June 15, 1998, issue of common stock (.000008 per sh.)	53,750,000	$ 53,750	$ (53,320)	-	-	$ 430
Net Loss		-	-	-	-	-
Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss		-	-	-	-	-
Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)			472
Capital contribution			5,000			5,000
Foreign currency adjustments				(2,554)		(2,554)
Net loss		-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments				(444)		(444)
Net loss		-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock for cash ($.25 per sh.)	200,000	200	49,800			50,000
Foreign currency adjustments				(1,297)		(1,297)
Net loss		-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments				(3,445)		(3,445)
Net loss		-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments				5,639		5,639
Convertible debt of $40,000 Issued for cash – Note 2(i)			40,000			40,000
Net loss		-	-	-	(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)

(Continued)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)
Continued

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage
	Shares	Amount				Total

Balance, December 31, 2008	113,020,000	$113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)

Foreign currency adjustments				(4,578)		(4,578)
Net loss		-	-	-	(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments				(1,716)		(1,716)
Convertible debt of $20,000 Issued for cash			20,000			20,000
Net loss					(37,816)	(37,816)
Balance, December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments				(506)		(506)
Convertible debt of $10,000 Issued for cash			10,000			10,000
Net loss					(8,811)	(8,811)
Balance, March 31, 2011	113,020,000	$113,020	$ 12,882	$ (8,901)	$(225,789)	$ (108,788)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the 3 Months Ended
	March 31, 2011	March 31, 2010	June 15, 1998 (inception) to March 31 2011
Cash Flows From Operating Activities
Net income (loss)	$(8,811)	$(5,612)	$(225,789)
Amortization of convertible debt discount recorded as interest	3,000	2,000	27,000
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	4,123	2,679	18,351

Net cash used in operating activities	(1,688)	(933)	(180,438)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

Cash Flows From Financing Activities
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	1,365	1,834	73,859
Proceeds of convertible note payable	10,000	-	70,000
Related party advances	-	-	561

Net cash provided by (used in) financing activities	11,365	1,834	200,322

Effect of foreign currency translation on cash and cash equivalents	(506)	(980)	(8,901)

Net increase (decrease) in cash	9,171	(79)	10,983

Cash, beginning of period	1,812	2,826	-

Cash, end of period	$10,983	$2,747	$10,983

SUPPLEMENTAL DISCLOSURE

Interest and taxes paid	$3,864	$2,868	$31,451

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 1                 Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2010 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2010 annual financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

Note 2                 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $225,789 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3                 Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2011, the Company did not have any cash equivalents (2010 – $nil).  As at March 3, 2011, $194 was deposited in accounts that were federally insured (2010 - $947).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
MARCH 31, 2011
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

i)         Income Taxes

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

j)         Impairment of Long-Lived Assets

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

k)         Foreign Currency Translation and Transactions

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

k) Foreign Currency Translation and Transactions – (Continued)

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

l)         Mining Costs

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

m)         Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Scout Resources Inc. All significant inter-company balances and transactions have been eliminated.

n)         Derivative Instruments

The Company follows ASC topic 815 “Derivatives and Hedges.”  This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 3	Summary of Significant Accounting Policies (continued)

o)         Recent Accounting Pronouncements

Management adopts new accounting pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective adoption date.  Management does not believe that any recently issued but not yet effective standards, if currently adopted, would have a material effect on these financial statements.

Note 4                 Notes Payable

The Company has two notes payable to Paleface Holdings Inc.  Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at March 31, 2011, accrued interest on the note was $12,297 (2010 - $10,297).  The note payable balance including accrued interest was $37,297 as at March 31, 2011 (2010 - $35,297).  Interest on the debt for each quarter was $500.

b)	$30,468 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2011, accrued interest on the note was $6,094 (2010 - $3,772).  The note payable balance including accrued interest was $36,562 as at March 31, 2011 (2010 - $33,862). Interest on debt for the three months was $364 in 2011 and $368 in 2010.

Note 5                 Convertible Note Payable

There are three convertible note payable.  The notes are non-interest bearing, unsecured and payable on demand.  At any time prior to repayment any portion or the entire of 2 of the notes, may be converted into common stock at the discretion of the holder on the basis of $0.01 of debt to 1 share; and 1 of the notes may be converted into common stock at the discretion of the holder on the basis of $0.05 of debt to 1 share.   The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance of the first convertible note payable at March 31, 2011 is as follows:

Proceeds from promissory note	$ 40,000
Value allocated to additional paid-in capital	40,000

Balance allocated to convertible note payable	-
Amortized discount	24,000

Balance, convertible note payable	$ 24,000

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 5                 Convertible Note Payable - continued

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2011, $2,000 was recorded as interest expense.  As at March 31, 2011, the unamortized discount is $16,000.

The balance of the second convertible note payable at March 31, 2011 is as follows:

Proceeds from promissory note	$ 20,000
Value allocated to additional paid-in capital	20,000

Balance allocated to convertible note payable	-
Amortized discount	3,000

Balance, convertible note payable	$ 3,000

The total discount of $20,000 is being amortized over 5 years starting June 2010.  Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2011, $1,000 was recorded as interest expense.  As at March 31, 2011, the unamortized discount is $17,000.

The balance of the third convertible note payable at March 31, 2011 is as follows:

Proceeds from promissory note	$ 10,000
Value allocated to additional paid-in capital	10,000

Balance allocated to convertible note payable	-
Amortized discount	-

Balance, convertible note payable	$ -

The total discount of $10,000 will be amortized over 5 years starting April 2011.  Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2011, $Nil was recorded as interest expense.  As at March 31, 2011, the unamortized discount is $10,000

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the three months ended March 31, 2011.

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

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2011 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended March 31, 2011.

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

As at March 31, 2011, Madison had cash of $10,983 and a working capital deficit of $108,788.  Accordingly, Madison will require additional financing in the amount of $142,805 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2011, Madison had cash of $10,983 and a working capital deficit of $108,788, compared to cash of $1,812 and working capital deficit of $109,471 as at December 31, 2010.

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

Page - 16

Net Cash Used in Operating Activities

Madison used cash of $1,688 in operating activities during the first three months of fiscal 2011 compared to cash used of $933 in operating activities during the same period in the previous fiscal year.  The increase in the operating activities was principally a result of an increase in accounts payable and accruals and the amortization of a convertible debt discount.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first three  months of fiscal 2011 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $11,365 for the first three months of fiscal 2011, as a result of $10,000 from proceeds of convertible notes payable and $1,365 from proceeds of a note payable.  Madison generated $1,834 from financing activities during the first three months of fiscal 2010 from the proceeds of a note payable.

Results of Operations – Three months ended March 31, 2011 and March 31, 2010

References to the discussion below to fiscal 2011 are to Madison’s current fiscal year, which will end on December 31, 2011.  References to fiscal 2010 are to Madison’s fiscal year ended December 31, 2010.

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	Accumulated from June 15, 1998 (Date of Inception) to March 31, 2011 $

Revenue		–	144,000

Operating expenses

Exploration and Development	-	-	109,040
General and administrative	4,947	2,752	211,737
Other expense – interest	3,864	2,860	49,012
Net income (Loss)	(8,811)	(5,612)	(225,789)

Translation gain (loss)	(506)	(980)	(8,901)

Total Expenses	(9,317)	(6,592)	(234,690)

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

Madison had no contingencies or long-term commitments at March 31, 2011.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2011.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of March 31, 2011, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

MADISON EXPLORATIONS, INC.

Dated: May 16, 2011	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Steven Cozine
	Name:	Steven Cozine
	Title:	Chief Financial Officer
(Principal Financial Officer)

Page - 21

Exhibit 31

Page - 22

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending March 31, 2011 of Madison Explorations, Inc.;

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

Date:  May 16, 2011

/s/ Joseph Gallo
Joseph Gallo
Chief Executive Officer

Page - 23

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending March 31, 2011 of Madison Explorations, Inc.;

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

Date:  May 16, 2011

/s/ Steven Cozine

Steven Cozine
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo

Joseph Gallo
Chief Executive Officer
May 16, 2011

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine

Steven Cozine
Chief Financial Officer
May 16, 2011

Page - 27