Form 10-Q
period 2011-06-30
MADISON EXPLORATIONS, INC.
filed 2011-08-22
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                     June 30, 2011

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock - $0.001 par value	113,020,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Page - 2

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$4,795	$1,812
Total assets	$4,795	$1,812

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES	$11,678	$14,228
Accounts payable and accrued liabilities	75,048	72,494
Notes payable and accrued interest - Note 4	30,750	24,000
Convertible note payable – Note 5	561	561
Related party advance – Note 6
	118,037	111,283
Total current liabilities

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 7
$.001 par value;
Authorized 500,000,000 shares;
Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional paid-in capital	22,882	2,882
Accumulated other comprehensive loss	(9,228)	(8,395)
Accumulated deficit during exploration stage	(239,916)	(216,978)

Total stockholders’ deficiency	(113,242)	(109,471)

Total liabilities and stockholders’ deficiency	$4,795	$11,812
Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months ended		Six months ended		June 15, 1998
					(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2010

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	9,511	7,854	14,458	10,608	221,248
	9,511	7,854	14,458	10,608	330,288

Income (loss) before other expense	(9,511)	(7,854)	(14,458)	(10,608)	(186,288)

Other expense	(4,616)	(2,859)	(8,480)	(5,726)	(53,628)

Net income (loss)	(14,127)	(10,713)	(22,938)	(16,334)	(239,916)

Other comprehensive income (loss)
Translation gain (loss)	(327)	(949)	(833)	(23)	(9,288)

Total comprehensive loss	$(14,454)	$(9,764)	$(23,771)	$(16,357)	$(249,144)

Net income (loss) per share,	(0.00)	(0.00)	(0.00)	(0.00)

Average number of shares
of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

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

(Continued)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)
Continued

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage
	Shares	Amount				Total

Balance, December 31, 2008	113,020,000	$113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)

Foreign currency adjustments				(4,578)		(4,578)
Net loss		-	-	-	(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments				(1,716)		(1,716)
Convertible debt of $20,000 Issued for cash			20,000			20,000
Net loss					(37,816)	(37,816)
Balance, December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments				(833)		(833)
Convertible debt of $20,000 Issued for cash			20,000			20,000
Net loss					(22,938)	(22,938)
Balance, June 30, 2011	113,020,000	$113,020	$ 22,882	$ (9,228)	$(239,916)	$ (113,242)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the 6 Months Ended		June 15, 1998 (inception) to
	June 30 2011	June 30 2010	June 30 2010

Cash Flows From
Operating Activities
Net income (loss)	$(22,938)	$(16,334)	$(239,916)
Amortization of convertible debt discount
recorded as interest	6,750	4,000	30,750
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	(2,550)	284	11,678

Net cash used in operating activities	(18,738)	(12,053)	(197,488)

Cash Flows From
Investing Activities
Net cash provided (used in) investing activities	-	-	-

Cash Flows From
Financing Activities
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	2,554	1,750	75,048
Proceeds of convertible note payable	20,000	20,000	80,000
Related party advances	-	-	561

Net cash provided by (used in) financing activities	22,554	21,750	211,511

Effect of foreign currency translation
on cash and cash equivalents	(833)	(23)	(9,288)
Net increase (decrease) in cash	2,983	9,674	4,795

Cash, beginning of period	1,812	2,826	-

Cash, end of period	$4,795	$12,500	$4,795

SUPPLEMENTAL DISCLOSURE

Interest paid	$8,480	$5,726	$36,086

Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1                 Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2010 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2010 annual financial statements. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

Note 2                 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $239,916 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available

Note 3                 Summary of Significant Accounting Policies

a)	Year end
The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2011, the Company did not have any cash equivalents (2010 – $nil).  As at June 30, 2011, $177 was deposited in accounts that were federally insured (2010 - $234).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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
JUNE 30, 2011
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
JUNE 30, 2011
(Unaudited)

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 3            Summary of Significant Accounting Policies (continued )

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

p)         Recent Accounting Pronouncements

Management adopts new accounting pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective adoption date.  Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 4           Notes Payable

Note 1. The Company has two notes payable to Paleface Holdings Inc.  Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

Note 1. As at June 30, 2011, accrued interest on the note was $12,797 (2010 - $10,797).  The note payable balance including accrued interest was $37,797 as at June 30, 2011 (2010 - $35,797).  Interest on the debt for each quarter was $500.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

Note 1. As at June 30, 2011, accrued interest on the note was $5,610 (2010 - $4,080).  The note payable balance including accrued interest was $35,520 as at June 30, 2011 (2010 - $33,278). Interest on debt for the three months was $366 in 2011 and $358 in 2010.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 5            Convertible Note Payable

There are four convertible note payable.  The notes are non-interest bearing, unsecured and payable on demand.  At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share.   The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance of the first convertible note payable at June 30, 2011 is as follows:
Proceeds from promissory note	$ 40,000
Value allocated to additional paid-in capital	40,000
Balance allocated to convertible note payable	-
Amortized discount	26,000
Balance, convertible note payable	$ 26,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the three months ended June 30, 2011, $2,000 was recorded as interest expense.  As at June 30, 2011, the unamortized discount is $14,000.

The balance of the second convertible note payable at June 30, 2011 is as follows:
Proceeds from promissory note	$ 20,000
Value allocated to additional paid-in capital	20,000
Balance allocated to convertible note payable	-
Amortized discount	4,000
Balance, convertible note payable	$ 4,000

The total discount of $20,000 is being amortized over 5 years starting June 2010.  Accordingly, the annual interest rate is 20% and for the three months ended June 30, 2011, $1,000 was recorded as interest expense.  As at June 30, 2011, the unamortized discount is $16,000.

The balance of the third convertible note payable at June 30, 2011 is as follows:
Proceeds from promissory note	$ 10,000
Value allocated to additional paid-in capital	10,000
Balance allocated to convertible note payable	-
Amortized discount	500
Balance, convertible note payable	$ 500

The total discount of $10,000 is being amortized over 5 years starting April, 2011.  Accordingly, the annual interest rate is 20% and for the three months ended June 30, 2011, $500 was recorded as interest expense.  As at June 30, 2011, the unamortized discount is $9,500.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 5             Convertible Note Payable – continued

The balance of the fourth convertible note payable at June 30, 2011 is as follows:
Proceeds from promissory note	$ 10,000
Value allocated to additional paid-in capital	10,000
Balance allocated to convertible note payable	-
Amortized discount	250
Balance, convertible note payable	$ 250

The total discount of $10,000 is being amortized over 5 years starting May, 2011.  Accordingly, the annual interest rate is 20% and for the three months ended June 30, 2011, $250 was recorded as interest expense.  As at June 30, 2011, the unamortized discount is $9,750.

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the three months ended June 30, 2011.

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

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the six months ended June 30, 2011 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the six months ended June 30, 2011.

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

As at June 30, 2011, Madison had cash of $4,795 and a working capital deficit of $113,242.  Accordingly, Madison will require additional financing in the amount of $153,447 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2011, Madison had cash of $4,795 and a working capital deficit of $113,242, compared to cash of $1,812 and working capital deficit of $109,471 as at December 31, 2010.

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

Page - 16

Net Cash Used in Operating Activities

Madison used cash of $18,738 in operating activities during the first six months of fiscal 2011 compared to cash used of $12,503 in operating activities during the same period in the previous fiscal year.  The increase in the operating activities was principally a result of a decrease in accounts payable and accruals and the amortization of a convertible debt discount.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the six months of fiscal 2011 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $22,554 for the first six months of fiscal 2011, as a result of $20,000 from proceeds of convertible notes payable and $2,554 from proceeds of a note payable.  Madison generated $21,750 from financing activities during the first six months of fiscal 2010 from the proceeds of note payables.

Results of Operations – Six months ended June 30, 2011 and June 30, 2010

References to the discussion below to fiscal 2011 are to Madison’s current fiscal year, which will end on December 31, 2011.  References to fiscal 2010 are to Madison’s fiscal year ended December 31, 2010.

	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	For the Six Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2010 $	Accumulated from June 15, 1998 (Date of Inception) to June 30, 2011 $

Revenue		–		–	144,000

Operating expenses

Exploration and Development	-	-	-	-	109,040
General and administrative	9,511	7,854	14,458	10,608	221,248
Other expense – interest	4,616	2,859	8,480	5,726	53,628
Net income (Loss)	(14,127)	(10,713)	(22,938)	(16,334)	(239,916)

Translation gain (loss)	(327)	949	(833)	(23)	(9,228)

Total Expenses	(14,454)	(9,764)	(23,771)	(16,357)	(249,144)

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

Madison had no contingencies or long-term commitments at June 30, 2011.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2011.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of June 30, 2011, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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
101 *
Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended June 30, 2011, formatted in XBRL:  (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows
To be filed at a later date
* In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Page - 20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MADISON EXPLORATIONS, INC.

	By:	/s/ Joseph Gallo
Dated: August 19, 2011	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2011	By:	/s/ Steven Cozine
	Name:	Steven Cozine
	Title:	Chief Financial Officer
(Principal Financial Officer)

Page - 21

Exhibit 31

Page - 22

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2011 of Madison Explorations, Inc.;

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

Date:  August 19, 2011

/s/ Joseph Gallo

Joseph Gallo
Chief Executive Officer

Page - 23

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven Cozine, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2011 of Madison Explorations, Inc.;

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

Date:  August 19, 2011

/s/ Steven Cozine

Steven Cozine
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo

Joseph Gallo
Chief Executive Officer
August 19, 2011

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Cozine, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steven Cozine

Steven Cozine
Chief Financial Officer
August 19, 2011

Page - 27