Form 10-Q/A
period 2011-06-30
MADISON EXPLORATIONS, INC.
filed 2011-09-14
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
1st Amendment
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                 June 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                          to

Commission file number     000-51302

MADISON EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
1100 E. 29th Street, Suite 153, North Vancouver, British Columbia, Canada (Address of principal executive offices)	V7K 1C2 (Zip Code)
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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 13, 2011
Common Stock - $0.001 par value	113,020,000

Page - 1

Madison Explorations, Inc.
Form 10-Q/A
1st Amendment

EXPLANATORY NOTE

This Form 10-Q/A – 1st Amendment for the quarterly period ended June 30, 2011, which was originally filed on August 22, 2011 (the “Report”), is being filed to complete Madison’s XBRL filing of its financial statements for the period ended June 30, 2011 and to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report.  Madison Explorations, Inc. has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report.  This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.  Accordingly, this Form 10-Q/A should be read in conjunction with Madison Explorations, Inc.’s filings made with the SEC subsequent to the filing of the original Form 10-Q on August 22, 2011 (SEC Accession No. 0001108078-11-000220).

PART II – OTHER INFORMATION

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
Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Report on August 22, 2011.	Filed
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Report on August 22, 2011.	Filed
101 *
Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended June 30, 2011, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows
Furnished
* In accordance with Rule 402 of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Page - 2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

MADISON EXPLORATIONS, INC.

Dated: September 14, 2011	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 14, 2011	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	Chief Financial Officer
(Principal Financial Officer)

Page - 3