Form 10-Q
period 2011-09-30
MADISON EXPLORATIONS, INC.
filed 2011-11-21
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                        September 30, 2011

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
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 18, 2011
Common Stock - $0.001 par value	113,020,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Index
Consolidated Interim Balance Sheets	F-1
Consolidated Interim Statements of Operations	F-2
Consolidated Interim Statements of Stockholders’ (Deficit)	F-3 - F-4
Consolidated Interim Statements of Cash Flows	F-5
Notes to Consolidated Interim Financial Statements	F-6

Page - 2

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	December 31
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$3,223	$1,812

Total assets	$3,223	$1,812

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,245	$14,228
Notes payable and accrued interest – Note 5	73,879	72,494
Convertible note payable – Note 6	34,750	24,000
Related party advance – Note 7	561	561

Total current liabilities	$123,435	$111,283

STOCKHOLDERS’ DEFICIENCY
Common stock – Note 8
Authorized 500,000,000 shares; $.001 par value
Issued and outstanding: 113,020,000 shares	13,020	113,020
Additional paid-in capital	22,882	2,882
Accumulated other comprehensive loss	(7,174)	(8,395)
Accumulated deficit during exploration stage	(248,940)	(216,978)

Total stockholders’ deficiency	(120,212)	(109,471)

Total liabilities and stockholders’ deficiency	$3,223	$1,812
Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

					June 15, 1998
	Three months ended		Nine months ended		(Inception) to
	September 30	September 30	September 30	September 30	September 30
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration development	-	-	-	-	109,040
General and administrative	4,161	1,968	18,619	12,577	225,409
	4,161	1,970	18,619	12,577	334,449

Income (loss) before other expenses	(4,161)	(1,968)	(18,619)	(12,577)	(190,449)

Other expenses	(4,863)	(3,866)	(13,344)	(9,560)	(58,491)

Net income (loss)	(9,024)	(5,834)	(31,963)	(22,167)	(248,940)

Other comprehensive income (loss)
Translation gain (loss)	(6)	(623)	1,221	(616)	(7,174)

Total comprehensive loss	$(9,030)	$(6,457)	$(30,742)	$(22,813)	$(256,114)

Net income (loss) per share,
basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Average number of shares
of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

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

(Continued)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (UNAUDITED)
Continued

	Common Stock		Additional Paid -in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage
	Shares	Amount				Total

Balance, December 31, 2008	113,020,000	$113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)

Foreign currency adjustments	-	-	-	(4,578)	-	(4,578)
Net loss	-	-	-	-	(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments	-	-	-	(1,716)	-	(1,716)
Convertible debt of $20,000 Issued for cash – Note 2(i)	-	-	20,000	-	-	20,000
Net loss	-	-	-	-	(37,816)	(37,816)
Balance, December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments	-	-	-	1,221	-	1,221
Convertible debt of $20,000 Issued for cash	-	-	20,000	-	-	20,000
Net loss	-	-	-	-	(37,816)	(37,816)
Balance, September 30, 2011	113,020,000	$113,020	$ 22,882	$ (7,174)	$(248,940)	$ (120,212)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010	June 15, 1998 (inception) to September 30 2011
Cash Flows From Operating Activities
Net income (loss)	$(31,962)	$(22,167)	$(248,940)
Amortization of convertible debt discount recorded as interest	10,750	7,000	34,750
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	17	(6,582)	14,245

Net cash used in operating activities	(21,195)	(21,749)	(199,945)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

Cash Flows From Financing Activities
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	1,385	3,232	73,879
Proceeds of convertible note payable	20,000	20,000	80,000
Related party advances	-	-	561

Net cash provided by (used in) financing activities	21,385	23,232	210,342

Effect of foreign currency translation on cash and cash equivalents	1,221	(646)	(7,174)

Net increase (decrease) in cash	1,411	837	3,223

Cash, beginning of period	1,812	2,826	-

Cash, end of period	$3,223	$3,663	$3,223

SUPPLEMENTAL DISCLOSURE

Interest	$2,594	$1,447	$20,181

Taxes	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 1                 Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2010 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2010 annual financial statements. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ended December 31, 2011.

Note 2                 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $248,940 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3                 Summary of Significant Accounting Policies

a)	Year end
The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2011, the Company did not have any cash equivalents (2010 – $nil).  As at September 30, 2011, $1,062 was deposited in accounts that were federally insured (2010 - $221).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Page - 9

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Page - 10

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Page - 11

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 3                 Summary of Significant Accounting Policies - continued

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

In May 2011, the FASB issued ASU 2011-04 which is intended to consistent with the Memorandum of Understanding and the Boards’ commitment published in 2006 to achieving that goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements  and  are  not intended to establish valuation standards or affect valuation practices outside of financial reporting.

In June 2011, the FASB issued ASU 2011-05 which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a

Page - 12

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 3	Summary of Significant Accounting Policies (continued )

p)         Recent Accounting Pronouncements - Continued

second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 4                 Mineral Claims

Wood Mountain North

Pursuant to an agreement of May 4, 2006, the Company granted a 15% option to the mineral claim to Cobra Energy, Inc. in exchange for a payment of $50,000 that was originally treated as a deposit.  The deposit was brought into income in 2007 when Cobra did not commit any more funds as was required under the agreement, thereby giving up their rights to any revenue there from.

Note 5                 Notes Payable

The Company has two notes payable to Paleface Holdings Inc.  Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at September 30, 2011, accrued interest on the note was $13,297 (2010 - $11,297).  The note payable balance including accrued interest was $38,297 as at September 30, 2011 (2010 - $36,297).  Interest on the debt for each quarter was $500.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at September 30, 2011, accrued interest on the note was $5,973 (2010 - $4,494).  The note payable balance including accrued interest was $35,581 as at September 30, 2011 (2010 - $34,3259). Interest on debt for the nine months was $1,093 in 2011 and $1,090 in 2010.

Note 6                 Convertible Note Payable

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

Page - 13

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 6                 Convertible Note Payable (continued)

The balance of the first convertible note payable at September 30, 2011 is as follows:

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2011, $6,000 was recorded as interest expense.  As at September 30, 2011, the unamortized discount is $12,000.

The balance of the second convertible note payable at September 30, 2011 is as follows:

The total discount of $20,000 is being amortized over 5 years starting June 2010.  Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2011, $3,000 was recorded as interest expense.  As at September 30, 2011, the unamortized discount is $15,000.

The balance of the third convertible note payable at September 30, 2011 is as follows:

The total discount of $10,000 is being amortized over 5 years starting April, 2011.  Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2011, $1,000 was recorded as interest expense.  As at September 30, 2011, the unamortized discount is $9,000.

Page - 14

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 6                 Convertible Note Payable (continued)

The balance of the fourth convertible note payable at September 30, 2011 is as follows:

The total discount of $10,000 is being amortized over 5 years starting May, 2011.  Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2011, $750 was recorded as interest expense.  As at September30, 2011, the unamortized discount is $9,250.

Note 7	Related Party Advance

There were no related party transactions in the nine months ended September 30, 2011.

The related party advance is non interest bearing and has no specified terms of repayment.

Note 8                 Common Stock

There are no shares subject to warrants, options or other agreements as at September 30, 2011.

Page - 15

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2011 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the nine months ended September 30, 2011.

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

As at September 30, 2011, Madison had cash of $3,223 and a working capital deficit of $120,212.  Accordingly, Madison will require additional financing in the amount of $161,989 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2011, Madison had cash of $3,223 and a working capital deficit of $120,212, compared to cash of $1,812 and working capital deficit of $109,471 as at December 31, 2010.

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

Net Cash Used in Operating Activities

Madison used cash of $21,195 in operating activities during the first nine months of fiscal 2011 compared to cash used of $21,749 in operating activities during the same period in the previous fiscal year.  The increase in the operating activities was principally a result of an increase in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first nine months of fiscal 2011 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $21,385 for the first nine months of fiscal 2011, as a result of $20,000 from proceeds of convertible notes payable and $1,385 from proceeds of notes payable.  Madison generated $23,232 from financing activities during the first nine months of fiscal 2010 from the proceeds of a note payable.

Results of Operations – Nine months ended September 30, 2010 and September 30, 2009

References to the discussion below to fiscal 2011 are to Madison’s current fiscal year, which will end on December 31, 2011.  References to fiscal 2010 are to Madison’s fiscal year ended December 31, 2010.

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $	Accumulated from June 15, 1998 (Date of Inception) to September 30, 2011 $

Revenue	–	–	–	–	144,000

Operating expenses

Exploration and Development	–	–	–	–	109,040
General and administrative	4,161	1,968	18,619	12,577	225,409
Other expense	4,863	3,866	13,344	9,560	58,491
Net income (Loss)	(9,024)	(5,834)	(31,963)	(22,167)	(248,940)

Translation loss	6	623	(1,221)	616	7,174

Total Expenses	(9,030)	(6,457)	(30,742)	(22,813)	(256,114)

Going Concern

Madison has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities.  For these reasons Madison’s auditors stated in their report that they have substantial doubt Madison will be able to continue as a going concern.

Page - 18

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

Madison had no contingencies or long-term commitments at September 30, 2011.

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

Page - 19

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2011.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2010, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of September 30, 2011, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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
101 *
Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended September 30, 2011, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows
Furnished
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

MADISON EXPLORATIONS, INC.

Dated: November 21, 2011	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President, Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

Page - 22

Exhibit 31

Page - 23

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending September 30, 2011 of Madison Explorations, Inc.;

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

Date:  November 21, 2011

/s/ Joseph Gallo

Joseph Gallo
Chief Executive Officer

Page - 24

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending September 30, 2011 of Madison Explorations, Inc.;

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

Date:  November 21, 2011
/s/ Joseph Gallo

Joseph Gallo
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo

Joseph Gallo

Chief Executive Officer
November 21, 2011

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Madison Explorations, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo

Joseph Gallo

Chief Financial Officer
November 21, 2011

Page - 28