Form 10-K
period 2011-12-31
MADISON EXPLORATIONS, INC.
filed 2012-04-16
CIK 1318268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             December 31, 2011

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
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $305,635,680 ($6.26945 X 48,750,000) as of June 30, 2011

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 13, 2012
Common Stock - $0.001 par value	113,020,000

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

Item 4.                      Mine Safety Disclosures.

There are no current mining activities at the date of this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006.  The following table gives the high and low bid information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended April 13, 2012.  The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
High & Low Bids
Period ended	High	Low	Source
13 April 2012	$0.015	$0.015	OTC Bulletin Board
31 March 2012	$0.015	$0.015	OTC Bulletin Board
31 December 2011	$0.02	$0.003	OTC Bulletin Board
30 September 2011	$0.0054	$0.003	OTC Bulletin Board
30 June 2011	$0.0054	$0.0052	OTC Bulletin Board
31 March 2011	$0.0052	$0.0021	OTC Markets Group Inc.
31 December 2010	$0.006	$0.0021	OTC Markets Group Inc.
30 September 2010	$0.0072	$0.005	OTC Markets Group Inc.
30 June 2010	$0.02	$0.0072	OTC Markets Group Inc.
31 March 2010	$0.02	$0.0051	OTC Markets Group Inc.

Page - 5

(b)           Holders of Record

Madison has approximately 18 holders of record of Madison’s Common Stock as of December 31, 2011 according to a shareholders’ list provided by Madison’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name.  The transfer agent for Madison’s Common Stock is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and their telephone number is 702-818-5898.

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

Page - 6

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

As at December 31, 2011, Madison had cash of $3,162 and a working capital deficit of $137,311.  Accordingly, Madison will require additional financing in the amount of $182,149 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at December 31, 2011, Madison had a cash balance of $3,162.  Management does not anticipate generating any revenue for the foreseeable future.  When additional funds become required, the additional funding will come from equity financing from the sale of Madison’s Common Stock.  If Madison is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Madison.  Madison does not have any financing arranged and Madison cannot provide investors with any assurance that Madison will be able to raise sufficient funding from the sale of its Common Stock.  In the absence of such financing, Madison’s business will fail.

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

Liquidity and Capital Resources

As of December 31, 2011, Madison had total assets of $3,162, and a working capital deficit of $137,311, compared with a working capital deficit of $109,470 as of December 31, 2010.  The increase in the working capital deficit was primarily due to an increase in notes payable and an increase in accounts payable.  The assets consisted of $3,162 in cash and the liabilities consisted of $25,968 in accounts payable ($14,228 in 2010), $75,194 in notes payable and accrued interest ($72,494 in 2010), $38,750 in convertible notes payable ($24,000 in 2010), and $561 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing.  If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2011, net cash used in operating activities decreased to $22,120 compared with $24,466 for the same period in the previous fiscal year.  The use of cash was primarily due to a net loss of $48,608, less a non cash interest on the convertible debt of $10,750, and less an increase of $11,738 in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended December 31, 2011 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Page - 8

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $22,702 for the fiscal year ended December 31, 2011 as compared with financing activities of $25,168 for the same period in the previous fiscal year.  The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended December 31, 2011

Madison has had $144,000 in operating revenues since its inception on June 15, 1998, through to December 31, 2011, but no revenues for the past two fiscal years.  Madison’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable.  From its inception, on June 15, 1998, to December 31, 2011 Madison has raised a total of $113,020 from private offerings of its Common Stock.

References to the discussion below to fiscal 2011 are to Madison’s fiscal year ended on December 31, 2011.  References to fiscal 2010 are to Madison’s fiscal year ended December 31, 2010.

	For the Year Ended December 31, 2011 $	For the Year Ended December 31, 2010 $	Accumulated from June 15, 1998 (Date of Inception) to December 31, 2011 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	$144,000

Operating expenses

Exploration and Development	–	–	109,040
General and administrative	30,397	24,350	237,187
Other expense – interest	(18,211)	(13,466)	(63,359)
Net income (loss)	(48,608)	(37,816)	(265,586)

Translation gain (loss)	768	(1,716)	(7,627)

Total comprehensive loss	(47,840)	(39,532)	(272,213)

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

Madison had no contingencies or long-term commitments at December 31, 2011.

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

Page - 10

Item 8.                      Financial Statements and Supplementary Data.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(AUDITED)

CONTENTS

FINANCIAL STATEMENTS

Report of Independent Accountant

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Stockholders' (Deficit)	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-6 to F-13

Page - 11

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:

Madison Explorations, Inc.

We have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (an Exploration Stage Enterprise) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception, June 15, 1998, to December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the period from date of inception (June 15, 1998) to December 31, 2007.  That period was audited by other auditors, whose report dated March 25, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from date of inception (June 15, 1998) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

                        “K R. Margetson Ltd.”

North Vancouver, Canada                                                                                      Chartered Accountant
April 12, 2012

331 East 5th Street Tel: 604-929-0819
North Vancouver BC Fax: 1-987-874-9583
Canada

Page - 12

	December 31, 2011	December 31, 2010
ASSETS		
CURRENT ASSETS		
Cash	$ 3,162	$ 1,812
Total assets	$ 3,162	$ 1,812
LIABILITIES AND STOCKHOLDERS' DEFICIENCY		
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 25,968	$ 14,228
Notes payable and accrued interest	75,194	72,494
Convertible note payable	38,750	24,000
Related party advance	561	561
Total current liabilities	$ 140,473	$ 111,283
STOCKHOLDERS' DEFICIENCY		
Common stock		
$.001 par value;		
Authorized 500,000,000 shares		
Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional paid-in capital	22,882	2,882
Accumulated other comprehensive loss	(7,627)	(8,395)
Accumulated deficit during exploration stage	(265,586)	(216,978)
Total stockholders' deficiency	(137,311)	(109,471)
Total liabilities and stockholders' deficiency	$ 3,162	$ 1,812

Going concern – Note 1

See Accompanying Notes to Consolidated Financial Statements.

F-1

	For the Year Ended December 31, 2011	December 31, 2010	June 15, 1998 (inception) to December 31, 2011
Revenues	$ -	$ -	$ 144,000
Operating expenses			
Exploration and development	-	-	109,040
General and administrative	30,397	24,350	237,187
	(30,397)	(24,350)	(346,227)
Income (loss) before other expense	(30,397)	(24,350)	(202,227)
Other expense - interest	(18,211)	(13,466)	(63,359)
Net loss	(48,608)	(37,816)	(265,586)
Other comprehensive income (loss)			
Translation gain (loss)	768	(1,716)	(7,627)
Total comprehensive loss	$ (47,840)	$ (39,532)	$ (272,213)
Net income (loss) per share, basic and diluted	$ (0.00)	$ (0.00)	
Average number of shares of common stock outstanding	113,020,000	113,020,000	

See Accompanying Notes to Consolidated Financial Statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During Exploration Stage	Total
	Shares	Amount				
June 15, 1998, issue of common stock (.000008 per sh.)	53,750,000	$ 53,750	$ (53,320)	$ -	$ -	$ 430
Net loss		-	-	-	-	-
Balance, December 31, 1999	53,750,000	$ 53,750	$ (53,320)	-	$ -	$ 430
Net loss		-	-	-	-	-
Balance, December 31, 2000	53,750,000	$ 53,750	$ (53,320)	$ -	$ -	$ 430
Net loss		-	-	-	-	-
Balance, December 31, 2001	53,750,000	$ 53,750	$ (53,320)	$ -	$ -	$ 430
Net loss		-	-	-	-	-
Balance, December 31, 2002	53,750,000	$ 53,750	$ (53,320)	$ -	$ -	$ 430
Net loss		-	-	-	-	-
Balance, December 31, 2003	53,750,000	$ 53,750	$ (53,320)	$ -	$ -	$ 430
Issuance of common stock for cash ($.000008 per sh.)	59,070,000	59,070	(58,598)	-	-	472
Capital contribution	-	-	5,000	-	-	5,000
Foreign currency adjustments	-	-	-	(2,554)	-	(2,554)
Net loss	-	-	-	-	(49,088)	(49,088)
Balance, December 31, 2004	112,820,000	$ 112,820	$ (106,918)	$ (2,554)	$ (49,088)	$(45,740)
Foreign currency adjustments	-	-	-	(444)	-	(444)
Net loss	-	-	-	-	(48,720)	(48,720)
Balance, December 31, 2005	112,820,000	$ 112,820	$ (106,918)	$ (2,998)	$ (97,808)	$(94,904)
Issuance of common stock for cash ($.25 per sh.)	200,000	200	49,800	-	-	50,000
Foreign currency adjustments	-	-	-	(1,297)	-	(1,297)
Net loss	-	-	-	-	(38,511)	(38,511)
Balance, December 31, 2006	113,020,000	$ 113,020	$ (57,118)	$ (4,295)	$ (136,319)	$(84,712)
Foreign currency adjustments	-	-	-	(3,445)	-	(3,445)
Net income	-	-	-	-	24,651	24,651
Balance, December 31, 2007	113,020,000	$ 113,020	$ (57,118)	$ (7,740)	$ (111,668)	$(63,506)
Foreign currency adjustments	-	-	-	5,639	-	5,639
Convertible debt of $40,000 Issued for cash – Note 2(i)	-	-	40,000	-	-	40,000
Net loss	-	-	-	-	(29,696)	(29,696)
Balance, December 31, 2008	113,020,000	$ 113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Continued

	Common Stock		Additional Paid -in	Accumulated Other Comprehensive	Accumulated Deficit During Exploration	
	Shares	Amount	Capital	Income	Stage	Total
Balance, December 31, 2008	113,020,000	$ 113,020	$ (17,118)	$ (2,101)	$ (141,364)	$(47,563)
Foreign currency adjustments	-	-	-	(4,578)	-	(4,578)
Net loss	-	-	-		(37,798)	(37,798)
Balance, December 31, 2009	113,020,000	$ 113,020	$ (17,118)	$ (6,679)	$ (179,162)	$(89,939)
Foreign currency adjustments	-	-	-	(1,716)	-	(1,716)
Convertible debt of $20,000 Issued for cash – Note 2(i)	-	-	20,000	-	-	20,000
Net loss	-	-	-	-	(37,816)	(37,816)
Balance, December 31, 2010	113,020,000	$ 113,020	$ 2,882	$ (8,395)	$ (216,978)	$(109,471)
Foreign currency adjustments	-	-	-	768	-	768
Convertible debt of $20,000 Issued for cash – Note 2(i)	-	-	20,000	-	-	20,000
Net loss	-	-	-	-	(48,608)	(48,608)
Balance, December 31, 2011	113,020,000	$ 113,020	$ 22,882	$ (7,627)	$ (265,586)	$(137,311

See Accompanying Notes to Consolidated Financial Statements.

	For Year Ended December 31 2011	December 31 2010	June 15, 1998 (inception) to December 31 2011
Cash Flows From Operating Activities			
Net loss	$ (48,608)	$ (37,816)	$ (265,586)
Amortization of convertible debt discount recorded as interest	14,750	10,000	38,750
Adjustments to reconcile net loss to cash used in operating activities:			
Changes in assets and liabilities			
Increase (decrease) in accounts payable and accruals	11,738	3,350	25,968
Net cash used in operating activities	(22,120)	$ (24,466)	(200,868)
Cash Flows From Investing Activities			
Net cash provided by (used in) investing activities	-	-	-
Cash Flows From Financing Activities			
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	2,702	5,168	75,194
Proceeds of convertible note payable	20,000	20,000	80,000
Related party advances	-	-	561
Net cash provided by financing activities	22,702	25,168	211,657
Effect of foreign currency translation on cash and cash equivalents	768	(1,716)	(7,627)
Net increase (decrease) in cash	1,350	(1,014)	3,162
Cash, beginning of period	1,812	2,826	-
Cash, end of period	$ 3,162	$ 1,812	$ 3,162

SUPPLEMENTAL DISCLOSURE

Interest	$ 18,211	$ 13,466	$ 63,359
Taxes paid	$ -	$ -	$ -

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1             Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.Madison Explorations, Inc. was formerly known as Madison-Taylor General Contractors, Inc. The Company is engaged in activities related to the exploration for mineral resources. The Company currently has operations in the exploration of natural resources and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, is considered an Exploration Stage Enterprise.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As at December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $265,586 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available.

Note 2             Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2011, the Company did not have any cash equivalents (2010 – $nil).  As at December 31, 2011, $1,019 was deposited in accounts that were federally insured (2010 - $1,245).

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2            Summary of Significant Accounting Policies – continued

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

f)         Comprehensive Income

In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  Since inception other comprehensive income has consisted of translation gains and losses.

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
December 31, 2011

Note 2           Summary of Significant Accounting Policies - continued

h)          Fair Value Measurements (continued)

date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  The Company has not elected the fair value option for any eligible financial instruments.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2	Summary of Significant Accounting Policies – continued

k)         Impairment of Long-Lived Assets (continued)

less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 2	Summary of Significant Accounting Policies (continued )

o)         Derivative Instruments (continued)

derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

As at December 31, 2011, accrued interest on the note was $13,797 (2010 - $11,797).  The note payable balance including accrued interest was $38,797 as at December 31, 2011 (2010 - $36,797).  Interest on the debt for each quarter was $500.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at December 31, 2011, accrued interest on the note was $6,340(2010 - $3,404).  The note payable balance including accrued interest was $36,397 as at December 31, 2011 (2010 - $35,696). Interest on debt for the 12 months was $1,460 in 2011 and $1,466 in 2010.

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The balance of the first convertible note payable at December 31, 2011 is as follows:

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2011, $8,000 was recorded as interest expense.  As at December 31, 2011, the unamortized discount is $10,000.

The balance of the second convertible note payable at December 31, 2011 is as follows:

The total discount of $20,000 is being amortized over 5 years starting June 2010.  Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2011, $4,000 was recorded as interest expense.  As at December 31, 2011, the unamortized discount is $14,000.

The balance of the third convertible note payable at December 31, 2011 is as follows:

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5             Convertible Note Payable (continued)

The total discount of $10,000 is being amortized over 5 years starting April, 2011.  Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2011, $1,500 was recorded as interest expense.  As at December 31, 2011, the unamortized discount is $8,500.

The balance of the fourth convertible note payable at December 31, 2011 is as follows:

The total discount of $10,000 is being amortized over 5 years starting May, 2011.  Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2011, $1,250 was recorded as interest expense.  As at December 31, 2011, the unamortized discount is $8,750.

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms.  THE amount remains outstanding.  There were no related party transactions in the twelve months ended December 31, 2011.

Note 8             Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 8             Income Taxes (continued)

As at December 31, 2011 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below.  A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31 2011	December 31 2010	December 31 2009

Tax loss carried forward	$ 226,836	$ 192,978	$ 165,162

Deferred tax assets	$ 60,112	$ 54,999	$ 49,549
Valuation allowance	(60,112)	(54,999)	(49,549)

Deferre taxes recognized	$ -	$ -	$ -

The tax losses will expire between 2014 and 2031.

Note 9             Subsequent Events

The Company evaluated subsequent events and there were none to report.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Page - 26

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2011 and communicated the matters to management.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Page - 27

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

Madison’s management team is listed below.

Officer’s Name	Madison Explorations, Inc.	Scout Resources, Inc.
Joseph Gallo	Director and President, CEO, CFO, Treasurer, Corporate Secretary	Director and President

Joseph Gallo ●  Mr. Gallo (52 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011.  Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006.  Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a "Solid Construction") that he founded and has run since 1992.  In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology ("speed indicating light mechanism").  The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991.  Mr. Gallo's past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

(b)           Identify Significant Employees

Madison has no significant employees other than the sole director and officer of Madison.

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

Page - 28

(e)           Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison.  Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2011 were met.

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

(h)           Identification of Audit Committee

Madison does not have a separately-designated standing audit committee.  Rather, Madison’s entire board of directors perform the required functions of an audit committee.  Currently, Joseph Gallo is the only member of Madison’s audit committee, but he does not meet Madison’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

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

As of December 31, 2011, Madison did not have a written audit committee charter or similar document.

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

Page - 29

Item 11.  Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2011.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Joseph Gallo President June 2007 – present Secretary/Treasurer Sep 2011 - present	2009 2010 2011	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Steven Cozine Secretary/Treasurer June 2007 – Sep2011	2009 2010 2011	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

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

[2] Based on 113,020,000 shares of Common Stock issued and outstanding as of April 13, 2012.

Page - 30

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.3%
Common Stock	Directors and Executive Officers (as a group)	30,885,000	27.3%
[1] Based on 113,020,000 shares of Common Stock issued and outstanding as of April 13, 2012.

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

(c)           Director independence

Madison’s board of directors currently consists of Joseph Gallo.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Madison’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of Madison’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Madison in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Madison’s stock will not preclude a director from being independent.

In applying this definition, Madison’s board of directors has determined that Mr. Gallo does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Madison did not maintain a separately designated compensation or nominating committee.
Madison has also adopted this definition for the independence of the members of its audit committee.  Joseph Gallo serves on Madison’s audit committee.  Madison’s board of directors has determined that Mr. Gallo is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Page - 31

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

2011 - $5,500 – K. R. Margetson Ltd. – Chartered Accountants
2010 - $6,500 – K. R. Margetson Ltd. – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2011 - $6,500– K. R. Margetson Ltd. – Chartered Accountants
2010 - $900 – K. R. Margetson Ltd. – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2010 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $nil – K. R. Margetson Ltd. – Chartered Accountants
2010 - $nil – K. R. Margetson Ltd. – Chartered Accountants

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

Page - 32

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

Page - 33

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
Principal Executive Officer, Treasurer,
Corporate Secretary,
Chief Financial Officer,
Principal Financial Officer, and
Principal Accounting Officer
Member of the Board of Directors
April 16, 2012
Joseph Gallo

Page - 34

Exhibit 31

Page - 35

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending December 31, 2011 of Madison Explorations, Inc.;

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

Date:  April 16, 2012

/s/ Joseph Gallo

Joseph Gallo
Chief Executive Officer

Page - 36

MADISON EXPLORATIONS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Joseph Gallo, certify that:

1.  I have reviewed this annual report on Form 10-K for the fiscal year ending December 31, 2011 of Madison Explorations, Inc.;

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

Date:  April 16, 2012

/s/ Joseph Gallo

Joseph Gallo
Chief Financial Officer

Page - 37

Exhibit 32

Page - 38

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Madison Explorations, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, President and Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo

Joseph Gallo

Chief Executive Officer
April 16, 2012

Page - 39

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Madison Explorations, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Gallo, Treasurer and Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph Gallo

Joseph Gallo

Chief Financial Officer
April 16, 2012

Page - 40