Form 10-Q
period 2012-08-15
MADISON EXPLORATIONS, INC.
filed 2012-08-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☑	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended     June 30, 2012

☐	transition report under section 13 OR 15(d) of the securities exchange act of 1934

For the transition period from                       to

madison explorations, inc.
(Exact name of registrant as specified in its charter)

Nevada		00-0000000
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
000-51302
Commission file number
1100 E. 29th Street, Suite 153, North		V7K 1C2
Vancouver, British Columbia,Canada		(Zip Code)
(Address of principal executive offices)
778-928-7677
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☑ Yes         ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐   Yes         ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑   Yes   ☐   No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 8, 2012
Common Stock - $0.001 par value	113,020,000

Part I – Financial Information

Item 1. Financial Statements.

Interim Consolidated Financial Statements
JUNE 30, 2012
(unaudited)

MADISON EXPLORATIONS, INC.
(An Exploration Stage Enterprise)
Contents

Index

Interim Consolidated Balance Sheets	F-1

Interim Consolidated Statements of Operations	F-2

Interim Consolidated Statements of Stockholders’ (Deficit)	F-3

Interim Consolidated Statements of Cash Flows	F-5

Notes to Interim Consolidated Financial Statements	F-6

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(unaudited)

	June 30	December 31
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$27,914	$3,162

Total Assets	$27,914	$3,162

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,918	$25,968
Notes Payable and accrued interest - Note 5	78,744	75,194
Convertible notes payable - Note 8	46,750	38,750
Related party advance - Note 6	561	561

TOTAL LIABILITIES	158,973	140,473

STOCKHOLDERS' DEFICIT
Common Stock - Note 7
Par Value:$0.0001
Authorized 500,000,000 shares
Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	47,882	22,882
Accumulated other comprehensive loss	(7,432)	(7,627)
Accumulated deficit during exploration stage	(282,529)	(265,586)
Total stockholders' deficit	(129,059)	(137,311)

Total liabilities and stockholders' deficit	$29,914	$3,162

Going Concern - Note 2

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three	For the six	For the six	June 15,1998
	months ended	months ended	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$0	$0	$0	$0	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	4,902	9,511	7,201	14,458	244,388
	4,902	9,511	7,201	14,458	353,428

Income (loss) before other expense	(4,902)	(9,511)	(7,201)	(14,458)	(209,428)

Other expense - interest	(4,866)	(4,616)	(9,742)	(8,481)	(73,101)

Net income (loss)	(9,768)	(14,127)	(16,943)	(22,939)	(282,529)

Other Comprehensive income (loss)
Translation gain (loss)	1,032	156	195	915	(7,432)

Total comprehensive loss	$(8,736)	$(13,971)	$(16,748)	$(22,024)	$(289,961)

Net income (loss) per share
-Basic and diluted	$(0.000)	$(0.000)	(0.000)	$(0.000)

Average number of shares
of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFIcit)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	$53,750,000	$53,750	$(53,320)	$-	-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)		--	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFICit) (continued)

 (Unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	$430

Issuance of common stock	59,070,000	59,070	(58,598	-	-	472
Capital contribution	-	-	5,000	-	-	5,000
Foreign currency adjustments	-	-	-	(2,554)	-	(2,554)
Net loss and comprehensive loss	-	-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments	-	-	-	(444)	-	(444)
Net loss and comprehensive loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,988)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments	-	-	-	(1,297)	-	(1,297)
Net loss and comprehensive loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments	-	-	-	(3,445)	-	(3,445)
Net loss and comprehensive loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFICit) (continued)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments	-	-	-	5,639	-	5,639
Convertible debt – Note 8	-	-	40,000	-	-	40,000
Net Loss	-	-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments	-	-	-	(4,578)	-	(4,578)
Net Loss	-	-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	—	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	195	-	195
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, June 30,2012		-	-	-	(16,943)	(16,943)
Balance June 30, 2012	113,020,000	$113,020	$47,882	$(7,432)	$(282,529)	$(129,059)

See Accompanying Notes to the Consolidated Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of cash flows

(UNAUDITED)

	For the six	For the six	June 15,1998
	months ended	months ended	(inception) to
	June 31	June 31	June 31
	2012	2011	2012

Cash Flows from operating activities:
Net income (loss)	$(16,943)	$(22,939)	$(282,529)
Amortization of convertible debt discount
recorded as interest	8,000	6,750	46,750
Adjustments to reconcile net loss
to cash used in operating activities
Changes assets and liabilities
Increase (decrease) in accounts payable and accruals	6,950	(2,575)	32,918

Net cash used in operating activities	(1,993)	(18,764)	(202,861)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

	-	-	-
Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	1,550	824	76,744
Proceeds of convertible notes payable	25,000	20,000	105,000
Related Party advances	-	-	561
	26,550	20,824	238,207
Net Cash provided by (used in) financing activities

Effect of foreign currency translation
on cash and cash equivalents	195	915	(7,432)

Net increase (decrease) in cash	24,752	2,975	27,914

Cash, beginning of period	3,162	1,812	-

Cash, end of period	$27,914	$4,787	$27,914

SUPPLEMENTAL DISCLOSURE

Interest	$9,365	$8,481	$77,600
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

                  These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $282,529 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3      Summary of Significant Accounting Policies

a)                    Year end

The Company has elected a December 31st fiscal year end.

b)            Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2012, the Company did not have any cash equivalents (2011 – $nil), and $79 was deposited in accounts that were federally insured (2011 - $169).

          MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

                                     JUNE 30, 2012

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

i)                     Financial Instruments

Fair Value

The fair value of the convertible notes payable is based on its beneficial conversion feature at the time of commitment, which requires allocation of the instrument between the host debt and the embedded equity component.  Based on the intrinsic value of the conversion feature, the total value of the instrument was allocated to the equity component and included in additional paid-in capital.  The balance of nil was allocated to the host debt.

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

JUNE 30, 2012

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

JUNE 30, 2012

(Unaudited)

Note 3        Summary of Significant Accounting Policies (continued )

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

JUNE 30, 2012

(Unaudited)

Note 5        Notes Payable – Continued

a)        $25,000 note with annual interest payable at 8%.

As at June 30, 2012, accrued interest on the note was $14,797 (2011 - $12,797).  The note payable balance including accrued interest was $39,797 as at June 30, 2012 (2011 - $37,797).  Interest on the debt for each quarter was $500.

b)       $26,423 ($30,000 CDN) with annual interest payable at 5%

As at June 30, 2012, accrued interest on the note was $7,082 (2011 - $5,610).  The note payable balance including accrued interest was $37,947 as at June 30, 2012 (2011 - $35,520). Interest on debt for the 3 months was $366 in 2012 and $366 in 2011.

Note 6        Related Party Advance

                  In 2008 the President advanced the Company $561 repayable without interest or any other terms.  There were no related party transactions in the six months ended June 30, 2012.

Note 7        Common Stock

On June 15, 1998 the Company authorized and issued 53,750,000 shares of its common stock in consideration of $430 in cash. ($.000008 per share.)

On June 7, 2004 the Company issued 59,070,000 in consideration of $472 in cash. ($.000008 per share.)

On June 14, 2001 the Company approved a forward stock split of 5,000:1.  These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

There are no shares subject to warrants, options or other agreements as at June 30, 2012.

Note 8        Convertible Note Payable

There are five convertible notes payable.  The notes are non-interest bearing, unsecured and payable on demand.  At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $.01 of debt to 1 share.   The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance of the first convertible note payable at June 30, 2012 is as follows:

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 8        Convertible Note Payable (continued)

IMAGE OMITTED

The total discount of $40,000 is being amortized over 5 years starting April, 2008.  Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $4,000 was recorded as interest expense.  As at March 31, the unamortized discount is $6,000.

The balance of the second convertible note payable at June 30, 2012 is as follows:

IMAGE OMITTED

The total discount of $20,000 is being amortized over 5 years starting June 2010.  Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $2,000 was recorded as interest expense.  As at March 31, 2012, the unamortized discount is $12,000.

The balance of the third convertible note payable at June 30, 2012 is as follows:

IMAGE OMITTED

The total discount of $10,000 is being amortized over 5 years starting April, 2011.  Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $1,000 was recorded as interest expense.  As at March 31, 2012, the unamortized discount is $7,500.

The balance of the fourth convertible note payable at June 30, 2012 is as follows:

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 8        Convertible Note Payable (continued)

IMAGE OMITTED

The total discount of $10,000 is being amortized over 5 years starting May, 2011.  Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $1,000 was recorded as interest expense.  As at June 30, 2012, the unamortized discount is $7,750.

The balance of the fifth convertible note payable at June 30, 2012 is as follows:

IMAGE OMITTED

The total discount of $25,000 will being amortized over 5 years starting July, 2012.  Accordingly, the annual interest rate is 20% and for the months ended June 30, 2012, $0 was recorded as interest expense.  As at June 30, 2012, the unamortized discount is $25,000.

Note 9        Subsequent Events

                  The Company evaluated subsequent events and there were none to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2012 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended June 30, 2012.

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

Management anticipates incurring the following expenses during the next 12 month period:

·         Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

·         Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada.  These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

As at June 30, 2012, Madison had cash of $ 27,914 and a working capital deficit of $131,059.  Accordingly, Madison will require additional financing in the amount of $176,059 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2012, Madison had cash of $27,914 and a working capital deficit of $131,059, compared to cash of $3,162 and working capital deficit of $137,311 as at December 31, 2011.

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

            Net Cash Used in Operating Activities

Madison used cash of $1,993 in operating activities during the first six months of fiscal 2012 compared to cash used of $18,764 in operating activities during the same period in the previous fiscal year.  The decrease in the operating activities was principally a result of an decrease in accounts payable and accruals .

            Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first three  months of fiscal 2012 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

            Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $26,550 for the first six months of fiscal 2012, as a result of $26,550 from proceeds of a note payable.  Madison generated $20,824 from financing activities during the first six months of fiscal 2011 from the proceeds of a note payable.

Results of Operations – Three months ended June 30, 2012 and June 30, 2011

References to the discussion below to fiscal 2012 are to Madison’s current fiscal year, which will end on December 31, 2012.  References to fiscal 2011 are to Madison’s fiscal year ended December 31, 2011.

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Accumulated from June 15, 1998 (Date of Inception) to June 30, 2012

Revenue		-		-	144,000

Operating expenses

Exploration and Development	-	-	-	-	109,040
General and administrative	4,902	9,511	7,201	14,458	244,388
Other expense – interest	4,866	4,616	9,742	8,480	73,101
Net income (Loss)	(9,768)	(14,127)	(16,943)	(22,938)	(282,529)

Translation gain (loss)	1,032	156	195	915	(7,432)

Total Expenses	$(8,736)	$(13,971)	$(16,748)	$(22,024)	$(289,961)

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

Madison had no contingencies or long-term commitments at June 30, 2012.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2012.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of June 30, 2012, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed
10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed
10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101 *	Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	To be filed at a later date

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

Dated:  August 15, 2012                                                  By:

                                                                                    Name:  Joseph Gallo

                                                                                    Title:    President and Chief Executive Officer

                                                                                                (Principal Executive Officer)