Form 10-Q/A
period 2012-06-30
MADISON EXPLORATIONS, INC.
filed 2012-09-06
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

JUNE 30, 2012

(unaudited)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Contents

Index

Interim Consolidated Balance Sheets	F-1

Interim Consolidated Statements of Operations	F-2

Interim Consolidated Statements of Stockholders’ (Deficit)	F-3

Interim Consolidated Statements of Cash Flows	F-6

Notes to Interim Consolidated Financial Statements	F-7

3

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$27,914	$3,162

Total Assets	$27,914	$3,162

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,939	$25,968
Notes Payable and accrued interest - Note 5	77,031	75,194
Convertible notes payable - Note 8	46,750	38,750
Related party advance - Note 6	561	561

TOTAL LIABILITIES	157,281	140,473

STOCKHOLDERS' DEFICIT

Common Stock - Note 7 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	47,882	22,882
Accumulated other comprehensive loss	(7,740)	(7,627)
Accumulated deficit during exploration stage	(282,529)	(265,586)

Total stockholders' deficit	(129,367)	(137,311)

Total liabilities and stockholders' deficit	$27,914	$3,162

Going Concern - Note 2

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three	For the six	For the six	June 15, 1998
	months ended	months ended	months ended	months ended	(inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$0	$0	$0	$0	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	4,902	9,511	7,201	14,458	244,388
	4,902	9,511	7,201	14,458	353,428

Income (loss) before other expense	(4,902)	(9,511)	(7,201)	(14,458)	(209,428)

Other expense - interest	(4,866)	(4,616)	(9,742)	(8,481)	(73,101)

Net income (loss)	(9,768)	(14,127)	(16,943)	(22,939)	(282,529)

Other Comprehensive income (loss)
Translation gain (loss)	705	156	113	915	(7,740)

Total comprehensive loss	$(9,063)	$(13,971)	$(17,056)	$(22,024)	$(290,269)

Net income (loss) per share - Basic and diluted	$(0.000)	$(0.000)	(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFIcit)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFICit) (continued)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2003	53,750,000	$53,750	$(53,320)	$-	$-	$430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472
Capital contribution	-	-	5,000	-	-	5,000
Foreign currency adjustments	-	-	-	(2,554)	-	(2,554)
Net loss and comprehensive loss	-	-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments	-	-	-	(444)	-	(444)
Net loss and comprehensive loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,988)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments	-	-	-	(1,297)	-	(1,297)
Net loss and comprehensive loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments	-	-	-	(3,445)	-	(3,445)
Net loss and comprehensive loss	-	-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFICit) (continued)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments	-	-	-	5,639	-	5,639
Convertible debt – Note 8	-	-	40,000	-	-	40,000
Net Loss	-	-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments	-	-	-	(4,578)	-	(4,578)
Net Loss	-	-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	113	-	113
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, June 30,2012		-	-	-	(16,943)	(16,943)
Balance June 30, 2012	113,020,000	$113,020	$47,882	$(7,740)	$(282,529)	$(129,367)

See Accompanying Notes to the Consolidated Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of cash flows

(UNAUDITED)

	For the six	For the six	June 15, 1998
	months ended	months ended	(inception) to
	June 31, 2012	June 31, 2011	June 31, 2012

Cash Flows from operating activities:
Net income (loss)	$(16,943)	$(22,939)	$(282,529)
Amortization of convertible debt discount recorded as interest	8,000	6,750	46,750

Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Increase (decrease) in accounts payable and accruals	6,971	(2,575)	32,939

Net cash used in operating activities	(1,972)	(18,764)	(202,840)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

	-	-	-
Cash Flows from financing activities:
Issuance of common stock	-	-	113,020

Capital contribution	-	-	(57,118)

Notes payable	1,837	824	77,031

Proceeds of convertible notes payable	25,000	20,000	105,000
Related Party advances	-	-	561
	26,837	20,824	238,494
Net Cash provided by (used in) financing activities

Effect of foreign currency translation on cash and cash equivalents	(113)	915	(7,740)

Net increase (decrease) in cash	24,752	2,975	27,914

Cash, beginning of period	3,162	1,812	-

Cash, end of period	$27,914	$4,787	$27,914

SUPPLEMENTAL DISCLOSURE

Interest	$9,742	$8,481	$73,101
Taxes paid	$-	$-	$-

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

As at June 30, 2012, accrued interest on the note was $7,082 (2011 - $5,610). The note payable balance including accrued interest was $37,234 as at June 30, 2012 (2011 - $35,520). Interest on debt for the 3 months was $366 in 2012 and $366 in 2011.

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

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 8    Convertible Note Payable (continued)

The balance of the first convertible note payable at June 30, 2012 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000

Balance allocated to convertible note payable	-
Amortized discount	34,000

Balance, convertible note payable	$34,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $4,000 was recorded as interest expense. As at June 30, 2012, the unamortized discount is $6,000.

The balance of the second convertible note payable at June 30, 2012 is as follows:

Proceeds from promissory note	$20,000
Value allocated to additional paid-in capital	20,000

Balance allocated to convertible note payable	-
Amortized discount	8,000

Balance, convertible note payable	$8,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $2,000 was recorded as interest expense. As at June 30, 2012, the unamortized discount is $12,000.

The balance of the third convertible note payable at June 30, 2012 is as follows:

Proceeds from promissory note	$10,000
Value allocated to additional paid-in capital	10,000

Balance allocated to convertible note payable	-
Amortized discount	2,500

Balance, convertible note payable	$2,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $1,000 was recorded as interest expense. As at June 30, 2012, the unamortized discount is $7,500.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 8    Convertible Note Payable (continued)

The balance of the fourth convertible note payable at June 30, 2012 is as follows:

Proceeds from promissory note	$10,000
Value allocated to additional paid-in capital	10,000

Balance allocated to convertible note payable	-
Amortized discount	2,250

Balance, convertible note payable	$2,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2012, $1,000 was recorded as interest expense. As at June 30, 2012, the unamortized discount is $7,750.

The balance of the fifth convertible note payable at June 30, 2012 is as follows:

Proceeds from promissory note	$25,000
Value allocated to additional paid-in capital	25,000

Balance allocated to convertible note payable	-
Amortized discount	-

Balance, convertible note payable	$-

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

					Accumulated
					from
	For the	For the	For the	For the	June 15, 1998
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	$	$	$	$	$

Revenue		–		–	144,000

Operating expenses

Exploration and Development	-	-	-	-	109,040
General and administrative	4,902	9,511	7,201	14,458	244,388
Other expense – interest	4,866	4,616	9,742	8,480	73,101
Net income (Loss)	(9,768)	(14,127)	(16,943)	(22,938)	(282,529)

Translation gain (loss)	1,032	156	195	915	(7,432)

Total Expenses	(8,736)	(13,971)	(16,748)	(22,024)	(289,961)

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Exhibit	Description	Status

101 *	Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	To be filed at a later date

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

Madison Explorations, Inc.

Dated: September 5, 2012	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

