Form 10-Q
period 2012-09-30
MADISON EXPLORATIONS, INC.
filed 2012-11-08
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2012

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

[X] Yes   [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 8, 2012
Common Stock - $0.001 par value	113,020,000

part I – financial information

Item 1. Financial Statements.

madison explorations, inc.

(An Exploration Stage Enterprise)

consolidated interim FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Index

Consolidated Interim Balance Sheets	F-1

Consolidated Interim Statements of Operations	F-2

Consolidated Interim Statements of Stockholders’ (Deficit)	F-3 - F-5

Consolidated Interim Statements of Cash Flows	F-6

Notes to Consolidated Interim Financial Statements	F-7 – F-13

2

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$6,749	$3,162

Total Assets	$6,749	$3,162

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,302	$25,968
Notes Payable and accrued interest - Note 5	79,174	75,194
Convertible notes payable - Note 8	52,000	38,750
Related party advance - Note 6	561	561

TOTAL LIABILITIES	144,037	140,473

STOCKHOLDERS' DEFICIT
Common Stock - Note 7
Par Value:$0.0001
Authorized 500,000,000 shares
Issued and outstanding: 113,020,000 shares	113,02	113,020
Additional Paid in Capital	47,882	22,882
Accumulated other comprehensive loss	(8,999)	(7,627)
Accumulated deficit during exploration stage	(289,191)	(265,586)

Total stockholders' deficiency	(137,288)	(137,311)

Total liabilities and stockholders' deficiency	$6,749	$3,162

Going Concern - Note 2

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM Statements of Operations

(UNAUDITED)

	For the three	For the three	For the nine	For the nine	June 15, 1998
	months ended	months ended	months ended	months ended	(inception) to
	Sept 30, 012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011	Sept 30 2012

Revenues	$0	$0	$0	$0	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	531	4,161	7,732	18,619	244,919
	531	4,161	7,732	18,619	353,959

Income (loss) before other expense	(531)	(4,161)	(7,732)	(18,619)	(209,959)

Other expense – interest	(6,131)	(4,863)	(15,873)	(13,343)	(79,232)

Net income (loss)	(6,662)	(9,024)	(23,605)	(31,962)	(289,191)

Other Comprehensive income (loss)
Translation gain (loss)	(1,259)	(6)	(1,372)	1,221	(8,999)

Total comprehensive loss	$(7,921)	$(9,030)	$(24,977)	$(30,741)	$(298,190)

Net income (loss) per share - Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of stockholders’ equity (DEFICIency)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472
Capital contribution		-	5,000	-	-	5,000
Foreign currency adjustments		-	-	(2,554)	-	(2,554)
Net loss		-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

(Continued)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of stockholders’ equity (DEFICIency)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)
Foreign currency adjustments		-	-	(444)	-	(444)
Net loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments		-	-	(1,297)	-	(1,297)
Net loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments		-	-	(3,445)	-	(3,445)
Net loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments		-	-	5,639	-	5,639
Convertible debt - Note 8		-	40,000	-	-	40,000
Net loss		-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments		-	-	(4,578)	-	(4,578)
Net Loss		-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

(Continued)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of stockholders’ equity (DEFICIency)

(UNAUDITED)

Continued

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	(1,372)	-	(1,372)
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss		-	-	-	(23,605)	(23,605)

Balance September 30, 2012	113,020,000	$113,020	$47,882	$(8,999)	$(289,191)	$(137,288)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of cash flows

(UNAUDITED)

	For the nine	For the nine	June 15, 1998
	months ended	months ended	(inception) to
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012

Cash Flows from operating activities:
Net income (loss)	$(23,605)	$(31,962)	$(289,191)
Amortization of convertible debt discount recorded as interest	13,250	10,750	52,000
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Increase (decrease) in accounts payable and accruals	(13,666)	17	12,302

Net cash used in operating activities	(24,021)	(21,195)	(224.889)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

	-	-	-

Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	3,980	1,385	79,174
Proceeds of convertible notes payable	25,000	20,000	105,000
Related Party advances	-	-	561

Net Cash provided by (used in) financing activities	28,980	21,385	240,637

Effect of foreign currency translation on cash and cash equivalents	(1,372)	1,221	(8,999)

Net increase (decrease) in cash	3,587	1,411	6,749

Cash, beginning of period	3,162	1,812	-

Cash, end of period	$6,749	$3,223	$6,749

SUPPLEMENTAL DISCLOSURE

Interest	$15,873	$13,344	$83,731
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 1        Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2011 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2011 annual financial statements. Results for the three quarters ending September 30, 2012 are not necessarily indicative of the results for the year ended December 31, 2012.

Note 2        Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had not yet achieved profitable operations, had accumulated losses of $289,191 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3        Summary of Significant Accounting Policies

a)        Year end

The Company has elected a December 31st fiscal year end.

b)        Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2012, the Company did not have any cash equivalents (2011 – $nil), and $72 was deposited in accounts that were federally insured (2011 - $150).

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 3        Summary of Significant Accounting Policies - continued

c)         Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

d)         Stock-Based Compensation

The Company follows the guideline under FASB ASC Topic 718 “Compensation-Stock Compensation” for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method.

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

h)        Exploration Stage Company

As an exploration stage Company, it is a type of development stage company as defined in FASAB Topic ASC 205-915. As per this guidance, the Company devotes substantially all of its present efforts to establish its business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 3        Summary of Significant Accounting Policies - continued

i)         Fair Value Measurements

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

j)         Financial Instruments

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

k)        Income Taxes

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

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 3        Summary of Significant Accounting Policies - continued

k)        Income Taxes - Continued

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved.

l)         Impairment of Long-Lived Assets

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

m)        Foreign Currency Translation and Transactions

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

n)        Mining Costs

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

o)         Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Scout Resources Inc. All significant inter-company balances and transactions have been eliminated.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 3        Summary of Significant Accounting Policies - continued

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

As at September 30, 2012, accrued interest on the note was $15,297 (2011 - $13,297). The note payable balance including accrued interest was $40,297 as at September 30, 2012 (2011 - $38,297). Interest on the debt for each quarter was $500.

        b)        $26,423 ($30,000 CDN) with annual interest payable at 5%

As at September 30, 2012, accrued interest on the note was $7,463 (2011 - $5,973). The note payable balance including accrued interest was $38,877 as at September 30, 2012 (2011 - $35,581). Interest on debt for the 9 months was $1,123 in 2012 and $1,093 in 2011.

Note 6        Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. There were no related party transactions in the six months ended September 30, 2012.

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

SEPTEMBER 30, 2012

(Unaudited)

Note 7        Common Stock (continued)

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

The balance of the first convertible note payable at September 30, 2012 is as follows:

Proceeds from promissory note	$40,000
Value allocated to additional paid-in capital	40,000

Balance allocated to convertible note payable	-
Amortized discount	36,000

Balance, convertible note payable	$36,000

The total discount of $40,000 is being amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2012, $6,000 was recorded as interest expense. As at September 30, the unamortized discount is $4,000.

The balance of the second convertible note payable at September 30, 2012 is as follows:

Proceeds from promissory note	$20,000
Value allocated to additional paid-in capital	20,000

Balance allocated to convertible note payable	-
Amortized discount	9,000

Balance, convertible note payable	$9,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2012, $3,000 was recorded as interest expense. As at September 30, 2012, the unamortized discount is $11,000.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 8        Convertible Note Payable – (continued)

The balance of the third convertible note payable at September 30, 2012 is as follows:

Proceeds from promissory note	$10,000
Value allocated to additional paid-in capital	10,000

Balance allocated to convertible note payable	-
Amortized discount	3,000

Balance, convertible note payable	$3,000

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2012, $1,500 was recorded as interest expense. As at September 30, 2012, the unamortized discount is $7,000.

The balance of the fourth convertible note payable at September 30, 2012 is as follows:

Proceeds from promissory note	$10,000
Value allocated to additional paid-in capital	10,000

Balance allocated to convertible note payable	-
Amortized discount	2,750

Balance, convertible note payable	$2,750

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2012, $1,500 was recorded as interest expense. As at September 30, 2012, the unamortized discount is $7,250.

The balance of the fifth convertible note payable at September 30, 2012 is as follows:

Proceeds from promissory note	$25,000
Value allocated to additional paid-in capital	25,000

Balance allocated to convertible note payable	-
Amortized discount	1,250

Balance, convertible note payable	$1,250

The total discount of $25,000 will being amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the three months ended September 30, 2012, $1,250 was recorded as interest expense. As at September 30, 2012, the unamortized discount is $23,750.

Note 9        Subsequent Events

The Company evaluated subsequent events and there were none to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2012 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the nine months ended September 30, 2012.

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

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

As at September 30, 2012, Madison had cash of $6,749 and a working capital deficit of $137,288. Accordingly, Madison will require additional financing in the amount of $175,539 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2012, Madison had cash of $6,749 and a working capital deficit of $137,288, compared to cash of $3,162 and working capital deficit of $137,311 as at December 31, 2011.

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

Net Cash Used in Operating Activities

Madison used cash of $24,021 in operating activities during the first nine months of fiscal 2012 compared to cash used of $18,764 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first nine months of fiscal 2012 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $28,980 for the first nine months of fiscal 2012, as a result of $25,000 from proceeds of convertible notes payable and $3,980 from proceeds of notes payable. Madison generated $20,824 from financing activities during the first nine months of fiscal 2011 from the proceeds of a note payable.

Results of Operations – Nine months ended September 30, 2012 and September 30, 2011

References to the discussion below to fiscal 2012 are to Madison’s current fiscal year, which will end on December 31, 2012. References to fiscal 2011 are to Madison’s fiscal year ended December 31, 2011.

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Ended	Nine Months	June 15, 1998
	Ended	Ended	Nine Months	Ended	(Date of Inception)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	to September 30, 2012
	$	$	$	$	$

Revenue	–	–	–	–	144,000

Operating expenses

Exploration and Development	–	–	–	–	109,040
General and administrative	531	4,161	7,732	18,619	244,919
Other expense	6,131	4,863	15,873	13,344	79,232
Net income (Loss)	(6,662)	(9,024)	(23,605)	(31,963)	(289,191)

Translation loss	1,259	6	1,372	(1,221)	8,999

Total Expenses	(7,921)	(9,030)	(24,977)	(30,742)	(298,190)

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

Madison had no contingencies or long-term commitments at September 30, 2012.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2012.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2010, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of September 30, 2012, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Madison Explorations, Inc.

Dated: November 8, 2012	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President, Chief Executive Officer,
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

