Form 10-K
period 2012-12-31
MADISON EXPLORATIONS, INC.
filed 2013-03-12
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2012

[  ] TRANSITION report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from                      to

Commission file number 000-51302

madison Explorations, Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah	84121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 326-0110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 [  ] Yes   [X] No

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

 [X] Yes   [  ] No

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

 [X] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,072,500 ($0.022 X 48,750,000) as of June 30, 2012

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 8, 2013
Common Stock - $0.001 par value	113,020,000

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2013, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah, 84121. Madison’s office telephone number is (801) 326-0110.

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

Madison Explorations, Inc.	Form 10-K - 2012	Page 2

(b)	Business of Madison

Madison is engaged in the business mineral exploration. Management is currently evaluating mineral properties with the goal of identifying a property for acquisition. To date, Madison has not identified properties that it intends to acquire and has not entered into any agreements for the acquisition of any interest in a new mineral property.

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

Costs and Effects of Compliance with Environmental Laws

Madison currently has no costs to comply with environmental laws.

Madison Explorations, Inc.	Form 10-K - 2012	Page 3

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

Item 2.   Properties.

Madison’s executive offices are located at 2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah, 84121.

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

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low bid information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended December 31, 2012. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 December 2012	$0.022	$0.001	OTC Markets Group Inc.
30 September 2012	$0.022	$0.001	OTC Markets Group Inc.
30 June 2012	$0.015	$0.01	OTC Markets Group Inc.
31 March 2012	$0.025	$0.015	OTC Markets Group Inc.
31 December 2011	$0.026	$0.005	OTC Markets Group Inc.
30 September 2011	$0.015	$0.005	OTC Markets Group Inc.
30 June 2011	$0.01	$0.005	OTC Markets Group Inc.
31 March 2011	$0.0052	$0.0021	OTC Markets Group Inc.
31 December 2010	$0.006	$0.0021	OTC Markets Group Inc.
30 September 2010	$0.0072	$0.005	OTC Markets Group Inc.
30 June 2010	$0.02	$0.0072	OTC Markets Group Inc.
31 March 2010	$0.02	$0.0051	OTC Markets Group Inc.

Madison Explorations, Inc.	Form 10-K - 2012	Page 4

(b)	Holders of Record

Madison has approximately 14 holders of record of Madison’s Common Stock as of December 31, 2012 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

There is currently $105,000 in outstanding debt securities convertible into, 10,500,000 shares of Madison’s Common Stock.

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

Madison Explorations, Inc.	Form 10-K - 2012	Page 5

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

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $3,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $36,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $12,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC.

As at December 31, 2012, Madison had cash of $3,969 and a working capital deficit of $165,774. Accordingly, Madison will require additional financing in the amount of $213,774 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at December 31, 2012, Madison had a cash balance of $3,969. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Madison’s Common Stock. If Madison is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Madison. Madison does not have any financing arranged and Madison cannot provide investors with any assurance that Madison will be able to raise sufficient funding from the sale of its Common Stock. In the absence of such financing, Madison’s business will fail.

Madison Explorations, Inc.	Form 10-K - 2012	Page 6

Based on the nature of Madison’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Madison’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

●	Madison’s ability to raise additional funding;
●	the market price for minerals;
●	the results of Madison’s proposed exploration programs on its exploration mineral properties; and
●	Madison’s ability to find joint venture partners for the development of its exploration mineral properties.

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

Liquidity and Capital Resources

As of December 31, 2012, Madison had total assets of $3,969, and a working capital deficit of $165,774, compared with a working capital deficit of $137,311 as of December 31, 2011. The increase in the working capital deficit was primarily due to an increase in notes payable and an increase in accounts payable. The assets consisted of $3,969 in cash and the liabilities consisted of $32,390 in accounts payable ($25,968 in 2011), $79,542in notes payable and accrued interest ($75,194 in 2011), $57,250 in convertible notes payable ($38,750 in 2011), and $561 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2012, net cash used in operating activities increased to $27,684 compared with $22,120 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $52,606, less a non cash interest on the convertible debt of $10,750, and an increase of $6,422 in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended December 31, 2012 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Madison Explorations, Inc.	Form 10-K - 2012	Page 7

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $29,348 for the fiscal year ended December 31, 2012 as compared with financing activities of $22,702 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended December 31, 2012

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

	For the Year Ended December 31, 2012 $	For the Year Ended December 31, 2011 $	Accumulated from June 15, 1998 (Date of Inception) to December 31, 2012 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	$144,000

Operating expenses
Exploration and Development	–	–	109,040
General and administrative	30,607	30,397	267,794
Other expense – interest	(21,999)	(18,211)	(85,358)
Net income (loss)	(52,606)	(48,608)	(318,192)
Translation gain (loss)	(857)	768	(8,484)
Total comprehensive loss	(53,463)	(47,840)	(326,676)

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2012.

Madison Explorations, Inc.	Form 10-K - 2012	Page 8

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

Madison Explorations, Inc.	Form 10-K - 2012	Page 9

Item 8.   Financial Statements and Supplementary Data.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Financial Statements
December 31, 2012
(Audited)

Madison Explorations, Inc.	Form 10-K - 2012	Page 10

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:
Madison Explorations, Inc.

We have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (an Exploration Stage Enterprise) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception, June 15, 1998, to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the period from date of inception (June 15, 1998) to December 31, 2007. That period was audited by other auditors, whose report dated March 25, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from date of inception (June 15, 1998) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

“K R. Margetson Ltd.”
North Vancouver, Canada	Chartered Accountant
March 12, 2013

210, 905 West Pender Street	Tel: 604-641-4450
Vancouver BC	Fax: 1-877-874-9583
Canada

Madison Explorations, Inc.	Form 10-K - 2012	Page 11

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(unaudited)

	December 31 2012	December 31 2011

ASSETS

CURRENT ASSETS
Cash	$3,969	$3,162

Total Assets	$3,969	$3,162

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,390	$25,968
Notes Payable and accrued interest - Note 4	79,542	75,194
Convertible notes payable - Note 7	57,250	38,750
Related party advance - Note 5	561	561

TOTAL LIABILITIES	169,743	140,473

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6
Par Value:$0.0001
Authorized 500,000,000 shares
Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	47,882	22,882

Accumulated other comprehensive loss	(8,484)	(7,627)

Accumulated deficit during exploration stage	(318,192)	(265,586)

Total stockholders’ deficiency	(165,774)	(137,311)

Total liabilities and stockholders’ deficiency	$3,969	$3,162

Going Concern - Note 2

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(UNAUDITED)

	For the	For the	June 15, 1998
	year ended	year ended	(inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	109,040
General and administrative	30,607	30,397	267,794

	30,607	30,397	376,834

Income (loss) before other expense	(30,607)	(30,397)	(232,834)

Other expense - interest	(21,999)	(18,211)	(85,358)

Net income (loss)	(52,606)	(48,608)	(318,192)

Other Comprehensive income (loss)
Translation gain (loss)	(857)	768	(8,484)

Total comprehensive loss	$(53,463)	$(47,840)	$(326,676)

Net income (loss) per share -Basic and diluted	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFICIency)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472
Capital contribution		-	5,000	-	-	5,000
Foreign currency adjustments		-	-	(2,554)	-	(2,554)
Net loss		-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments		-	-	(444)	-	(444)
Net loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments		-	-	(1,297)	-	(1,297)
Net loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments		-	-	(3,445)	-	(3,445)
Net loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments		-	-	5,639	-	5,639
Convertible debt - Note 8		-	40,000	-	-	40,000
Net loss		-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments		-	-	(4,578)	-	(4,578)
Net Loss		-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)
Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	(857)	-	(857)
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31,2012		-	-	-	(52,606)	(52,606)

Balance, December 31, 2012	113,020,000	$113,020	$47,882	$(8,484)	$(318,192)	$(165,774)

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of cash flows

(UNAUDITED)

	For the	For the	June 15, 1998
	year ended	year ended	(inception) to
	December 31, 2012	December 31, 2012	December 31, 2012

Cash Flows from operating activities:
Net income (loss)	$(52,606)	$(48,608)	$(318,192)
Amortization of convertible debt discount recorded as interest	18,500	14,750	57,250
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Increase (decrease) in accounts payable and accruals	(6,422)	11,738	32,390

Net cash used in operating activities	(27,684)	(22,120)	(228,552)

Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	4,348	2,702	79,542
Proceeds of convertible notes payable	25,000	20,000	105,000
Related Party advances	-	-	561

Net Cash provided by financing activities	29,348	22,702	241,005

Effect of foreign currency translation on cash and cash equivalents	(857)	768	(8,484)

Net increase (decrease) in cash	807	1,350	3,969

Cash, beginning of period	3,162	1,812	-

Cash, end of period	$3,969	$3,162	$3,969

SUPPLEMENTAL DISCLOSURE

Interest	$21,999	$18,211	$89,857
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 1	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $318,192 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31st fiscal year end.

b)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2012, the Company did not have any cash equivalents (2011 – $nil), and $53 was deposited in accounts that were federally insured (2011 - $134).

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In accordance with FASB ASC Topic 220 “Comprehensive Income,” comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.

g)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Fair Value

The fair value of the convertible notes payable is based on their beneficial conversion feature at the time of commitment, which requires allocation of the instrument between the host debt and the embedded equity component. Based on the intrinsic value of the conversion feature, the total value of the instruments was allocated to the equity component and included in additional paid-in capital. The balance of nil was allocated to the host debt.

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

DECEMBER 31, 2012

Note 2	Summary of Significant Accounting Policies - continued

j)	Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved.

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

l)	Foreign Currency Translation and Transactions

The Company’s functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

The functional currency of the wholly owned subsidiary is Canadian dollars. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders’ deficit while foreign currency transaction gains and losses are included in operations.

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

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 2	Summary of Significant Accounting Policies - continued

o)	Derivative Instruments

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

As at December 31, 2012, accrued interest on the note was $15,797 (2011 - $13,797). The note payable balance including accrued interest was $40,797 as at December 31, 2012 (2011 - $38,797). Interest on the debt for each year was $2,000.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 4	Notes Payable – Continued

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at December 31, 2012, accrued interest on the note was $7,839 (2011 - $6,340). The note payable balance including accrued interest was $38,745 as at December 31, 2012 (2011 - $36,397). Interest on debt for the year was $1,499 in 2012 and $1,462 in 2011.

Note 5	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The advance remains unpaid as at December 31, 2012. There were no related party transactions in the year ended December 31, 2012.

Note 6	Common Stock

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

There are no shares subject to warrants, options or other agreements as December 31, 2012.

Note 7	Convertible Note Payable

There are five convertible notes payable. The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect

The balance of the first convertible note payable at December 31, 2012 is as follows:

	2012	2011

Balance, December 31
Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	38,000	30,000
Balance, convertible note payable	$38,000	$30,000

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 7	Convertible Note Payable - Continued

The total discount of $40,000 is being amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2012, $8,000 was recorded as interest expense. As at December 31, the unamortized discount is $2,000.

The balance of the second convertible note payable at December 31, 2012 is as follows:

	2012	2011

Balance, December 31
Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	6,000
Balance, convertible note payable	$10,000	$6,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2012, $4,000 was recorded as interest expense. As at December 31, 2012, the unamortized discount is $10,000.

The balance of the third convertible note payable at December 31, 2012 is as follows:

	2012	2011

Balance, December 31
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	3,500	1,500
Balance, convertible note payable	$3,500	$1,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2012, $2,000 was recorded as interest expense. As at December 31, 2012, the unamortized discount is $6,500.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 7	Convertible Note Payable (continued)

The balance of the fourth convertible note payable at December 31, 2012 is as follows:

	2012	2011

Balance, December 31
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	3,250	1,250
Balance, convertible note payable	$3,250	$1,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2012, $2,000 was recorded as interest expense. As at December 31, 2012, the unamortized discount is $6,750.

The balance of the fifth convertible note payable at December 31, 2012 is as follows:

	2012	2011

Balance, December 31
Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	2,500	-
Balance, convertible note payable	$2,500	$-

The total discount of $25,000 will be amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2012, $2,550 was recorded as interest expense. As at December 31, 2012, the unamortized discount is $22,500.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 8	Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative to
	December 31 2012	December 31 2011	December 31 2012

Net income (loss) for the period	$(52,606)	$(48,608)	$(318,192)
Statutory and effective tax rates	25.0%	26.5%	25.0%

Income taxes expense (recovery) at the effective rate	$(13,152)	$(12,881)	$(79,548)
Effect of permanent differences	4,625	3,908	14,312
Effect of change in income tax rate	3,403	3,860	-
Change in valuation allowance	5,124	5,113	65,236
Corporate income tax expense (recovery) and corporate income tax liability (asset)	$-	$-	$-

As at December 31, 2012 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31 2012	December 31 2011	December 31 2010

Tax loss carried forward	$260,942	$226,836	$192,978

Deferred tax assets	$65,236	$60,112	$54,999
Valuation allowance	(65,236)	(60,112)	(54,999)

Deferred taxes recognized	$-	$-	$-

The tax losses will expire between 2014 and 2032.

Note 9	Subsequent Events

The Company evaluated subsequent events and there were none to report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Madison’s accountants on accounting and financial disclosure. Madison’s Independent Registered Public Accounting Firm since January 31, 2009 has been K. R. Margetson Ltd, Chartered Accountants, 210, 905 West Pender Street, Vancouver BC V6C 1L6, Canada.

Item 9A.   Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Madison’s internal control over financial reporting is a process designed under the supervision of Madison’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Madison’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Madison’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Madison’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Explorations, Inc.	Form 10-K - 2012	Page 12

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2012 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2012, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Madison Explorations, Inc.	Form 10-K - 2012	Page 13

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

Joseph Gallo ● Mr. Gallo (53 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011. Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a “Solid Construction”) that he founded and has run since 1992. In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology (“speed indicating light mechanism”). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo’s past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

(b)	Identify Significant Employees

Madison has no significant employees other than the sole director and officer of Madison.

(c)	Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Madison to become directors or executive officers.

(d)	Involvement in Certain Legal Proceedings

(1)	No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)	No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)	No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Madison Explorations, Inc.	Form 10-K - 2012	Page 14

(e)	Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2012 were met.

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

As of December 31, 2012, Madison did not have a written audit committee charter or similar document.

(i)	Code of Ethics

Madison has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Madison undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Madison at (801) 326-0110 to request a copy of Madison’s financial code of ethics. Management believes Madison’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Madison Explorations, Inc.	Form 10-K - 2012	Page 15

Item 11.   Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2012.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Joseph Gallo	2012	nil	nil	nil	Nil	nil	nil	nil	nil
President	2011	nil	nil	nil	nil	nil	nil	nil	nil
June 2007 – present	2010	nil	nil	nil	nil	nil	nil	nil	nil
Secretary/Treasurer
Sep 2011 - present

Steven Cozine	2012	nil	nil	nil	nil	nil	nil	nil	nil
Secretary/Treasurer	2011	nil	nil	nil	nil	nil	nil	nil	nil
June 2007 – Sep 2011

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

Item 12.   Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.3%
Common Stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	33,385,000	29.5%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]	Based on 113,020,000 shares of Common Stock issued and outstanding as of March 7, 2013.

Madison Explorations, Inc.	Form 10-K - 2012	Page 16

(b)	Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.3%
Common Stock	Directors and Executive Officers (as a group)	30,885,000	27.3%

[1] Based on 113,020,000 shares of Common Stock issued and outstanding as of March 7, 2013.

(c)	Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons

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

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of Madison’s business. From June 2007 until July 2011, Joseph Gallo and Steven Cozine were promoters of Madison’s business. From July 2011 until present Joseph Gallo has been the promoter of Madison’s business None of these promoters have received anything of value from Madison nor is any person entitled to receive anything of value from Madison for services provided as a promoter of the business of Madison.

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

Madison Explorations, Inc.	Form 10-K - 2012	Page 17

Item 14.   Principal Accounting Fees and Services

(1)	Audit Fees

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

2012 - $7,900 – K. R. Margetson Ltd. – Chartered Accountants

2011 - $5,500 – K. R. Margetson Ltd. – Chartered Accountants

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2012 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2011 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2011 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2011 - $nil – K. R. Margetson Ltd. – Chartered Accountants

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

Madison Explorations, Inc.	Form 10-K - 2012	Page 18

Exhibit	Description	Status
3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Madison Explorations, Inc.	Form 10-K - 2012	Page 19

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Explorations, Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President
Dated:	March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Explorations, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

President, Chief Executive Officer,
Principal Executive Officer, Treasurer,
Corporate Secretary,
Chief Financial Officer,
Principal Financial Officer, and
Principal Accounting Officer
/s/ Joseph Gallo	Member of the Board of Directors	March 12, 2013
Joseph Gallo

Madison Explorations, Inc.	Form 10-K - 2012	Page 20