Form 10-Q
period 2013-03-31
MADISON EXPLORATIONS, INC.
filed 2013-05-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-51302

madison explorations, inc.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah	84121
(Address of principal executive offices)	(Zip Code)

801-326-0110
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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2013

Common Stock - $0.001 par value	113,020,000

part I – financial information

Item 1. Financial Statements.

Consolidated INTERIM Financial Statements

MARCH 31, 2013

(unaudited)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Form 10-Q – Q1	Madison Explorations, Inc.	Page 2

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$14,115	$3,969

Total Assets	$14,115	$3,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,210	$32,390
Notes Payable and accrued interest - Note 5	79,607	79,542
Convertible notes payable - Note 8	62,500	57,250
Related party advance - Note 6	261	561

TOTAL LIABILITIES	163,578	169,743

Note 2 Going concern

STOCKHOLDERS’ DEFICIT
Common Stock - Note 7 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	72,882	47,882
Accumulated other comprehensive loss	(7,682)	(8,484)
Accumulated deficit during exploration stage	(327,683)	(318,192)

Total stockholders’ deficiency	(149,463)	(165,774)

Total liabilities and stockholders’ deficiency	$14,115	$3,969

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-1

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM Statements of Operations

(unaudited)

	For the three	For the three	June 15, 1998
	months ended	months ended	(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	109,040
General and administrative	3,373	2,299	271,167
	3,373	2,299	380,207

Income (loss) before other expense	(3,373)	(2,299)	(236,207)

Other expense - interest	(6,118)	(4,876)	(91,476)

Net loss	(9,491)	(7,175)	(327,683)

Other Comprehensive income (loss)
Translation gain (loss)	802	(818)	(7,682)

Total comprehensive loss	(8,689)	$(7,993)	$(335,365)

Net loss per share - Basic and diluted	(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-2

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of stockholders’ equity (DEFICIency)

(unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

(continued)

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-3

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of stockholders’ equity (DEFICIency)

(unaudited)

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472
Capital contribution		-	5,000	-	-	5,000
Foreign currency adjustments		-	-	(2,554)	-	(2,554)
Net loss		-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments		-	-	(444)	-	(444)
Net loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments		-	-	(1,297)	-	(1,297)
Net loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments		-	-	(3,445)	-	(3,445)
Net loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments		-	-	5,639	-	5,639
Convertible debt - Note 8		-	40,000	-	-	40,000
Net loss		-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments		-	-	(4,578)	-	(4,578)
Net Loss		-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

(Continued)

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-4

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of stockholders’ equity (DEFICIency)

(unaudited)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	(857)	-	(857)
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31,2012		-	-	-	(52,606)	(52,606)

Balance December 31, 2012	113,020,000	$113,020	$47,882	$(8,484)	$(318,192)	$(165,774)

Foreign currency adjustments				-		-
Convertible debt - Note 8			25,000			25,000
Net Loss, March 31, 2013				802	(9,491)	(8,689)

Balance March 31, 2013	113,020,000	$113,020	$72,882	$(7,682)	$(327,683)	$(149,463)

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-5

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of cash flows

(UNAUDITED)

	For the three	For the three	June 15,1998
	months ended	months ended	(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from operating activities:
Net loss	$(9,491)	$(7,175)	$(327,683)
Amortization of convertible debt discount recorded as interest	5,250	4,000	62,500
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(11,180)	2,207	21,210

Net cash used in operating activities	(15,421)	(968)	(243,973)

Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	65	1,705	79,607
Proceeds of convertible notes payable	25,000	-	130,000
Related Party advances	(300)	-	261

Net Cash provided by (used in) financing activities	24,765	1,705	265,770

Effect of foreign currency translation on cash and cash equivalents	802	(837)	(7,682)

Net increase (decrease) in cash	10,146	(100)	14,115

Cash, beginning of period	3,969	3,162	-

Cash, end of period	$14,115	$3,062	$14,115

SUPPLEMENTAL DISCLOSURE

Interest	$6,118	$4,876	$94,476
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-6

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2013

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2012 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2012 annual financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ended December 31, 2013.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $327,683 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013, the Company did not have any cash equivalents (2012 – $nil), and $7 was deposited in accounts that were federally insured (2012 - $99).

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-7

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-8

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-9

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-10

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-11

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Note 4	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a) $25,000 note with annual interest payable at 8%.

As at March 31, 2013, accrued interest on the note was $16,297 (2012 - $14,297). The note payable balance including accrued interest was $41,297 as at March 31, 2013 (2012 - $39,297). Interest on the debt for each year was $2,000.

b) $26,423 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2013, accrued interest on the note was $8,207 (2011 - $6,716). The note payable balance including accrued interest was $38,310 as at March 31, 2013 (2012 - $37,601). Interest on debt for the three months was $368 in 2013 and $376 in 2012.

Note 5	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at March 31, 2013 is $361. There were no related party transactions in the period ended March 31, 2013.

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

There are no shares subject to warrants, options or other agreements as March 31, 2013.

Note 7	Convertible Note Payable

There are six convertible notes payable. The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-12

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Note 7	Convertible Note Payable - continued

The balance of the first convertible note payable is as follows:

Balance	March 31, 2013	Dec 31, 2012

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	38,000
Balance, convertible note payable	$40,000	$38,000

The total discount of $40,000 was amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2013 and 2012, $2,000 was recorded as interest expense. As at March 31 2013, the unamortized discount is $0.

The balance of the second convertible note is as follows:

Balance	March 31, 2013	Dec 31, 2012

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	11,000	10,000
Balance, convertible note payable	$11,000	$10,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2013 and 2012, $1,000 was recorded as interest expense. As at March 31, 2013, the unamortized discount is $9,000.

The balance of the third convertible note payable is as follows:

Balance	March 31, 2013	Dec 31, 2012

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	4,000	3,500
Balance, convertible note payable	$4,000	$3,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2013 and 2012, $500 was recorded as interest expense. As at March 31, 2013, the unamortized discount is $6,000.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-13

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Note 7	Convertible Note Payable - continued

The balance of the fourth convertible note payable is as follows:

Balance	March 31, 2013	Dec 31, 2012

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	3,750	3,250
Balance, convertible note payable	$3,750	$3,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2013 and 2012, $500 was recorded as interest expense. As at March 31, 2013, the unamortized discount is $6,250.

The balance of the fifth convertible note payable at March 31, 2013 is as follows:

Balance	March 31, 2013	Dec 31, 2012

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	3,750	2,500
Balance, convertible note payable	$3,750	$2,500

The total discount of $25,000 will be amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2013, $1,250 was recorded as interest expense. As at March 31, 2013 the unamortized discount is $21,250.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-14

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Note 7	Convertible Note Payable - continued

The balance of the sixth convertible note payable at is as follows:

Balance	March 31, 2013	Dec 31, 2012

Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	-	-
Balance, convertible note payable	$-	$-

The total discount of $25,000 will be amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2013, $0 was recorded as interest expense. As at March 31, 2013 the unamortized discount is $25,000.

Note 8	Subsequent Events

The Company evaluated subsequent events and there were none to report.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2013 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended March 31, 2013.

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page 3

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

As at March 31, 2013, Madison had cash of $14,115 and a working capital deficit of $149,463. Accordingly, Madison will require additional financing in the amount of $180,348 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2013, Madison had cash of $14,115 and a working capital deficit of $149,463, compared to cash of $3,969 and working capital deficit of $165,774 as at December 31, 2012.

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page 4

Net Cash Used in Operating Activities

Madison used cash of $15,421 in operating activities during the first three months of fiscal 2013 compared to cash used of $968 in operating activities during the same period in the previous fiscal year. The decrease in the operating activities was principally a result of an decrease in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first three months of fiscal 2013 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $24,765 for the first three months of fiscal 2012, as a result of $25,000 from proceeds of a note payable. Madison generated $1,705 from financing activities during the first three months of fiscal 2012 from the proceeds of a note payable.

Results of Operations – Three months ended March 31, 2013 and March 31, 2012

References to the discussion below to fiscal 2013 are to Madison’s current fiscal year, which will end on December 31, 2013. References to fiscal 2012 are to Madison’s fiscal year ended December 31, 2012.

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $	Accumulated from June 15, 1998 (Date of Inception) to March 3 , 2013 $

Revenue		-	144,000

Operating expenses

Exploration and Development	-	-	109,040
General and administrative	3,373	2,299	271,167
Other expense – interest	6,118	4,876	91,476
Net income (Loss)	(9,491)	(7,175)	(327,683)

Translation gain (loss)	(802)	(818)	(7,682)

Total Expenses	(10,293)	(7,993)	(335,365)

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page 5

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

Madison had no contingencies or long-term commitments at March 31, 2013.

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page 6

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2013.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of March 31, 2013, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page 7

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

Madison has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Madison undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Madison at 801-326-0110 to request a copy of Madison’s code of ethics. Management believes Madison’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a)        Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101.INS	XBRL Instance Document	Included

101.SCH	XBRL Taxonomy Extension Schema Document	Included

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included

Form 10-Q – Q1	Madison Explorations, Inc.	Page 8

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Explorations, Inc.

Dated: May 15, 2013	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q – Q1	Madison Explorations, Inc.	Page 9