Form 10-Q
period 2013-06-30
MADISON EXPLORATIONS, INC.
filed 2013-08-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended: June 30, 2013

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2013

Common Stock - $0.001 par value	113,020,000

part I – financial information

Item 1. Financial Statements.

interim Consolidated Financial Statements

JUNE 30, 2013

(unaudited)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Form 10-Q – Q1	Madison Explorations, Inc.	Page 2

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$14,038	$3,969

Total Assets	$14,038	$3,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,900	$32,390
Notes Payable and accrued interest - Note 4	79,204	79,542
Convertible notes payable - Note 7	67,000	57,250
Related party advance - Note 5	261	561

TOTAL LIABILITIES	171,365	169,743

Note 2 - Going Concern

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	72,882	47,882
Accumulated other comprehensive loss	(6,421)	(8,484)
Accumulated deficit during exploration stage	(336,808)	(318,192)

Total stockholders’ deficiency	(157,327)	(165,774)

Total liabilities and stockholders’ deficiency	$14,038	$3,969

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-1

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM Statements of Operations

(unaudited)

	For the three	For the three	For the six	For the six	June 15,1998
	months ended	months ended	months ended	months ended	(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration and development	-	-		-	109,040
General and administrative	3,769	4,902	7,141	7,201	274,936
	3,769	4,902	7,141	7,201	383,976

Income (loss) before other expense	(3,769)	(4,902)	(7,141)	(7,201)	(239,976)

Other expense - interest	(5,356)	(4,866)	(11,475)	(9,742)	(96,832)

Net loss	(9,125)	(9,768)	(18,616)	(16,943)	(336,808)

Other Comprehensive income (loss)
Translation gain (loss)	1,260	1,032	2,063	195	(6,421)

Total comprehensive loss	$(7,865)	$(8,736)	$(16,553)	$(16,748)	$(343,229)

Net loss per share
-Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-2

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of stockholders’ equity (DEFICIency)

(unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472

Capital contribution		-	5,000	-	-	5,000

Foreign currency adjustments		-	-	(2,554)	-	(2,554)

Net loss		-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments		-	-	(444)	-	(444)

Net loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000

Foreign currency adjustments		-	-	(1,297)	-	(1,297)

Net loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments		-	-	(3,445)	-	(3,445)

Net loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments		-	-	5,639	-	5,639

Convertible debt - Note 8		-	40,000	-	-	40,000

Net loss		-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments		-	-	(4,578)	-	(4,578)

Net Loss		-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)

Convertible debt - Note 8		-	20,000	-	-	20,000

Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768

Convertible debt - Note 8		-	20,000	-	-	20,000

Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	(857)	-	(857)

Convertible debt - Note 8		-	25,000	-	-	25,000

Net Loss, December 31,2012		-	-	-	(52,606)	(52,606)

Balance December 31, 2012	113,020,000	113,020	47,882	(8,484)	(318,192)	(165,774)

Foreign currency adjustments		-	-	2,063	-	2,063

Convertible debt - Note 8		-	25,000	-	-	25,000

Net Loss, June 30, 2013		-	-	-	(18,616)	(18,616)

Balance June 30, 2013	113,020,000	$113,020	$72,882	$(6,421)	$(336,808)	$(157,327)

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-3

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM StatementS of cash flows

(UNAUDITED)

	For the six	For the six	June 15,1998
	Months ended	months ended	(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

Cash Flows from operating activities:
Net loss	$(18,616)	$(16,943)	$(336,808)

Amortization of convertible debt discount recorded as interest	9,750	8,000	67,000
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Accounts payable and accruals	(7,490)	6,971	24,900

Net cash used in operating activities	(16,356)	(1,972)	(244,908)

Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	(338)	1,837	79,204
Proceeds of convertible notes payable	25,000	25,000	130,000
Related Party advances	(300)	-	261
Net Cash provided by (used in) financing activities	24,362	26,837	265,367

Effect of foreign currency translation on cash and cash equivalents	2,063	(113)	(6,421)

Net increase (decrease) in cash	10,069	24,752	14,038

Cash, beginning of period	3,969	3,162	-

Cash, end of period	$14,038	$27,914	$14,038

SUPPLEMENTAL DISCLOSURE

Interest	$11,475	$9,742	$101,332
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-4

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2013

Note 1	Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2012 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2012 annual financial statements. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ended December 31, 2013.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $336,808 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2013, the Company did not have any cash equivalents (2012 – $nil), and $5 was deposited in accounts that were federally insured (2012 - $77).

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-5

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

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

JUNE 30, 2013

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

l)  Foreign Currency Translation and Transactions

The Company’s functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations.

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

JUNE 30, 2013

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

JUNE 30, 2013

Note 4	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at June 30, 2013, accrued interest on the note was $16,797 (2012 - $14,797). The note payable balance including accrued interest was $41,797 as at June 30, 2013 (2012 - $39,797). Interest on the debt for each year was $2,000.

b)	$28,500 ($30,000 CDN) with annual interest payable at 5%

As at June 30, 2013, accrued interest on the note was $8,906 (2011 - $7,081). The note payable balance including accrued interest was $37,406 as at June 30, 2013 (2012 - $36,947). Interest on debt for the six months was $725 in 2013 and $741 in 2012.

Note 5	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at June 30, 2013 is $261. There were no related party transactions in the period ended June 30, 2013.

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

There are no shares subject to warrants, options or other agreements as June 30, 2013.

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

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Note 7	Convertible Note Payable (continued)

The balance of the first convertible note payable is as follows:

Balance	June 30, 2013	Dec 31, 2012

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	38,000
Balance, convertible note payable	$40,000	$38,000

The total discount of $40,000 was amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the six months ended June 31, 2013 $2,000 was recorded as interest expense. For the six months ended June 30, 2012 $4,000 was recorded as interest expense. As at June 30, 2013, the unamortized discount is $nil.

The balance of the second convertible note is as follows:

Balance	June 30, 2013	Dec 31, 2012

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	12,000	10,000
Balance, convertible note payable	$12,000	$10,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the six months ended June 31, 2013 and 2012, $2,000 was recorded as interest expense. As at June 30, 2013, the unamortized discount is $8,000.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-11

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Note 7	Convertible Note Payable (continued)

The balance of the third convertible note payable is as follows:

Balance	June 30, 2013	Dec 31, 2012

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	4,500	3,500
Balance, convertible note payable	$4,500	$3,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2013 and 2012, $1,000 was recorded as interest expense. As at June 30, 2013, the unamortized discount is $5,500.

The balance of the fourth convertible note payable is as follows:

Balance	June 30, 2013	Dec 31, 2012

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	4,250	3,250
Balance, convertible note payable	$4,250	$3,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 31, 2013 and 2012, $1,000 was recorded as interest expense. As at June 30, 2013, the unamortized discount is $5,750.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-12

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Note 7	Convertible Note Payable (continued)

The balance of the fifth convertible note payable at June 30, 2013 is as follows:

Balance	June 30, 2013	Dec 31, 2012

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	5,000	2,500
Balance, convertible note payable	$5,000	$2,500

The total discount of $25,000 will be amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the six months ended June 31, 2013, $2,500 was recorded as interest expense. As at June 30, 2013 the unamortized discount is $20,000.

The balance of the sixth convertible note payable at is as follows:

Balance	June 30, 2013	Dec 31, 2012

Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable		-
Amortized discount	1,250	-
Balance, convertible note payable	$1,250	$-

The total discount of $25,000 will be amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the three months ended June 31, 2013, $1,250 was recorded as interest expense. As at June 30, 2013 the unamortized discount is $23,750.

Note 8	Subsequent Events

The Company evaluated subsequent events and there were none to report.

Form 10-Q – Q1	Madison Explorations, Inc.	Page F-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2013 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended June 30, 2013.

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

As at June 30, 2013, Madison had cash of $14,038 and a working capital deficit of $157,327. Accordingly, Madison will require additional financing in the amount of $202,327 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2012, Madison had cash of $14,038 and a working capital deficit of $157,327, compared to cash of $3,969 and working capital deficit of $165,774 as at December 31, 2012.

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page 4

If Madison is unable to raise additional funds to satisfy its reporting obligations, investors will no longer have access to current financial and other information about its business affairs.

Net Cash Used in Operating Activities

Madison used cash of $16,356 in operating activities during the first six months of fiscal 2013 compared to cash used of $1,972 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first three months of fiscal 2013 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $24,362 for the first six months of fiscal 2013, as a result of $25,000 from proceeds of a note payable. Madison generated $26,550 from financing activities during the first six months of fiscal 2012 from the proceeds of a note payable.

Results of Operations – Three months ended June 30, 2013 and June 30, 2012

References to the discussion below to fiscal 2013 are to Madison’s current fiscal year, which will end on December 31, 2013. References to fiscal 2012 are to Madison’s fiscal year ended December 31, 2012.

	For the Three Months Ended June 30, 2013 $	For the Three Months Ended June 30, 2012 $	For the Six Months Ended June 30, 2013 $	For the Six Months Ended June 30, 2012 $	Accumulated from June 15, 1998 (Date of Inception) to June 30, 2013 $

Revenue		–		–	144,000

Operating expenses

Exploration and Development	-	-	-	-	109,040
General and administrative	3,769	4,902	7,141	7,201	274,936
Other expense – interest	5,356	4,866	11,475	9,742	96,832
Net income (Loss)	(9,125)	(9,768)	(18,616)	(16,943)	(336,808)
Translation gain (loss)	1,260	1,032	2,063	195	(6,421)
Total Expenses	(7,865)	(8,736)	(16,553)	(16,748)	(343,229)

Going Concern

Madison has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Madison’s auditors stated in their report that they have substantial doubt Madison will be able to continue as a going concern.

Form 10-Q – Q1	Madison Explorations, Inc.	Page 5

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

Madison had no contingencies or long-term commitments at June 30, 2013.

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

Form 10-Q – Q1	Madison Explorations, Inc.	Page 6

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

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of June 30, 2013, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows

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

Madison Explorations, Inc.

Dated:	August 14, 2013	By:	/s/ Joseph Gallo
		Name:	Joseph Gallo
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q – Q1	Madison Explorations, Inc.	Page 9