Form 10-K
period 2013-12-31
MADISON EXPLORATIONS, INC.
filed 2014-03-28
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2013

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $901,875 ($0.0185 X 48,750,000) as of June 30, 2013

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 28, 2014
Common Stock - $0.001 par value	113,020,000

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation and Certificate of Amendment) and Exhibit 3.2 (By-laws) both filed as exhibits to Madison’s registration statement on Form 10-SB-2 filed on May 4, 2005; Exhibit 10.1 (Mineral Property Agreement) filed as an exhibit to Madison’s Form 10-SB-2 filed on May 4, 2005.

Madison Explorations, Inc.	Form 10-K - 2013	Page 2

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

Madison Explorations, Inc.	Form 10-K - 2013	Page 3

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

Costs and Effects of Compliance with Environmental Laws

Madison currently has no costs to comply with environmental laws.

Madison Explorations, Inc.	Form 10-K - 2013	Page 4

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

(a) Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low bid information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended December 31, 2013. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 December 2013	$0.01	$0.001	OTC Markets Group Inc.
30 September 2013	$0.0185	$0.001	OTC Markets Group Inc.
30 June 2013	$0.035	$0.001	OTC Markets Group Inc.
31 March 2013	$0.03	$0.001	OTC Markets Group Inc.
31 December 2012	$0.022	$0.001	OTC Markets Group Inc.
30 September 2012	$0.022	$0.001	OTC Markets Group Inc.
30 June 2012	$0.015	$0.01	OTC Markets Group Inc.
31 March 2012	$0.025	$0.015	OTC Markets Group Inc.

Madison Explorations, Inc.	Form 10-K - 2013	Page 5

(b) Holders of Record

Madison has approximately 14 holders of record of Madison’s Common Stock as of December 31, 2013 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

There is currently $130,000 in outstanding debt securities convertible into, 13,000,000 shares of Madison’s Common Stock.

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

Madison Explorations, Inc.	Form 10-K - 2013	Page 6

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

As at December 31, 2013, Madison had cash of $9,941 and a working capital deficit of $178,472. Accordingly, Madison will require additional financing in the amount of $216,531 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at December 31, 2013, Madison had a cash balance of $9,941. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Madison’s Common Stock. If Madison is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Madison. Madison does not have any financing arranged and Madison cannot provide investors with any assurance that Madison will be able to raise sufficient funding from the sale of its Common Stock. In the absence of such financing, Madison’s business will fail.

Madison Explorations, Inc.	Form 10-K - 2013	Page 7

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

Liquidity and Capital Resources

As of December 31, 2013, Madison had total assets of $9,941, and a working capital deficit of $$178,472, compared with a working capital deficit of $165,774 as of December 31, 2012. The increase in the working capital deficit was primarily due to an increase in notes payable and an increase in convertible notes payable. The assets consisted of $9,941 in cash and the liabilities consisted of $31,842 in accounts payable ($32,390 in 2012), $80,310 in notes payable and accrued interest ($79,542 in 2012), $76,000 in convertible notes payable ($57,250 in 2012), and $261 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its exploration programs and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2013, net cash used in operating activities increased to $22,166 compared with $27,684 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $40,368, less a non cash interest on the convertible debt of $10,750, and an decrease of $548 in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended December 31, 2013 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Madison Explorations, Inc.	Form 10-K - 2013	Page 8

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased to $25,468 for the fiscal year ended December 31, 2013 as compared with financing activities of $29,348 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended December 31, 2013

Madison has had $144,000 in operating revenues since its inception on June 15, 1998, through to December 31, 2013, but no revenues for the past two fiscal years. Madison’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. From its inception, on June 15, 1998, to December 31, 2013 Madison has raised a total of $113,020 from private offerings of its Common Stock.

References to the discussion below to fiscal 2013 are to Madison’s fiscal year ended on December 31, 2013. References to fiscal 2012 are to Madison’s fiscal year ended December 31, 2012.

	For the Year Ended December 31, 2013 $	For the Year Ended December 31, 2012 $	Accumulated from June 15, 1998 (Date of Inception) to December 31, 2013 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	$144,000

Operating expenses
Exploration and Development	–	–	109,040
General and administrative	18,179	30,607	285,974
Other expense – interest	(22,189)	(21,999)	(107,546)
Net income (loss)	(40.368)	(52,606)	(358,560)
Translation gain (loss)	2,670	(857)	(5,814)
Total comprehensive loss	(37,698)	(53,463)	(364,374)

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2013.

Madison Explorations, Inc.	Form 10-K - 2013	Page 9

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

Madison Explorations, Inc.	Form 10-K - 2013	Page 10

Item 8.	Financial Statements and Supplementary Data.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Financial Statements

December 31, 2013

(Audited)

Madison Explorations, Inc.	Form 10-K - 2013	Page 11

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:

Madison Explorations, Inc.

We have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (an Exploration Stage Enterprise) as of December 31, 2013 and 2011 and the related statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2013 and 2011 and for the period from inception, June 15, 1998, to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the period from date of inception (June 15, 1998) to December 31, 2007. That period was audited by other auditors, whose report dated March 25, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2011 and the results of its operations and changes in equity (deficiency) and cash flows for the years ended December 31, 2013 and 2011 and for the period from date of inception (June 15, 1998) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

“K R. Margetson Ltd.”
North Vancouver, Canada	Chartered Accountant
March 28, 2014

210, 905 West Pender Street	Tel: 604-641-4450
Vancouver BC	Fax: 1-877-874-9583
Canada

Madison Explorations, Inc.	Form 10-K - 2013	Page 12

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$9,941	$3,969

Total Assets	$9,941	$3,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,842	$32,390
Notes Payable and accrued interest - Note 3	80,310	79,542
Convertible notes payable - Note 6	76,000	57,250
Related party advance - Note 4	261	561

TOTAL LIABILITIES	188,413	169,743

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	72,882	47,882
Accumulated other comprehensive loss	(5,814)	(8,484)
Accumulated deficit during exploration stage	(358,560)	(318,192)

Total stockholders’ deficiency	(178,472)	(165,774)

Total liabilities and stockholders’ deficiency	$9,941	$3,969

Going Concern – Note 2

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations AND COMPREHENSIVE LOSS

	For the	For the	June 15,1998
	year ended	year ended	(inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	109,040
General and administrative	18,179	30,607	285,973
	18,179	30,607	395,013

Income (loss) before other expense	(18,179)	(30,607)	(251,013)

Other expense - interest	(22,189)	(21,999)	(107,547)

Net loss	(40,368)	(52,606)	(358,560)

Other Comprehensive income (loss)
Translation gain (loss)	2,670	(857)	(5,814)

Total comprehensive loss	$(37,698)	$(53,463)	$(364,374)

Net loss per share -Basic and diluted	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of stockholders’ equity (DEFICIency)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472
Capital contribution		-	5,000	-	-	5,000
Foreign currency adjustments		-	-	(2,554)	-	(2,554)
Net loss		-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments		-	-	(444)	-	(444)
Net loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments		-	-	(1,297)	-	(1,297)
Net loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments		-	-	(3,445)	-	(3,445)
Net loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments		-	-	5,639	-	5,639
Convertible debt - Note 8		-	40,000	-	-	40,000
Net loss		-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments		-	-	(4,578)	-	(4,578)
Net Loss		-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	(857)	-	(857)
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31,2012		-	-	-	(52,606)	(52,606)

Balance December 31, 2012	113,020,000	113,020	47,882	(8,484)	(318,192)	(165,774)

Foreign currency adjustments		-	-	2,670	-	2,670
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2013		-	-	-	(40,368)	(40,368)

Balance December 31, 2013	113,020,000	$113,020	$72,882	$(5,814)	$(358,560)	$(178,472)

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated StatementS of cash flows

	For the	For the	June 15,1998
	year ended	year ended	(inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash Flows from operating activities:
Net loss	$(40,368)	$(52,606)	$(358,560)
Amortization of convertible debt discount recorded as interest	18,750	18,500	76,000
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(548)	6,422	31,842

Net cash used in operating activities	(22,166)	(27,684)	(250,718)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

	-	-	-
Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	768	4,348	80,310
Proceeds of convertible notes payable	25,000	25,000	130,000
Related Party advances	(300)	-	261

Net Cash provided by (used in) financing activities	25,468	29,348	266,473

Effect of foreign currency translation on cash and cash equivalents	2,670	(857)	(5,814)

Net increase (decrease) in cash	5,972	807	9,941

Cash, beginning of period	3,969	3,162	-

Cash, end of period	$9,941	$3,969	$9,941

SUPPLEMENTAL DISCLOSURE

Interest	$22,189	$21,999	$107,547
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Financial Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 1	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $358,560 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2013, the Company did not have any cash equivalents (2012 – $nil), and $0 was deposited in accounts that were federally insured (2012 - $53).

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 2	Summary of Significant Accounting Policies - continued

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

Note 3	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at December 31, 2013, accrued interest on the note was $17,797 (December 31, 2012 - $15,797). The note payable balance including accrued interest was $42,797 as at December 31, 2013 (December 31, 2012 - $40,797). Interest on the debt for each of the years ended December 31 was $2,000.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at December 3, 2013, accrued interest on the note was $11,090 (December 31, 2012 - $7,839). The note payable balance including accrued interest was $37,513 as at December 31, 2013 (December 31, 2012 - $38,745). Interest on debt for the year ended December 31 was $1,439 in 2013 and $1,499 in 2012.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 4	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at December 31, 2013 is $261. There were no related party transactions in the year ended December 31, 2013.

Note 5	Common Stock

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

There are no shares subject to warrants, options or other agreements as December 31, 2013.

Note 6	Convertible Note Payable

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

The balance of the first convertible note payable is as follows:

	Dec 31, 2013	Dec 31, 2012
Balance - December 31

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	38,000
Balance, convertible note payable	$40,000	$38,000

The total discount of $40,000 was amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2013, $2,000 was recorded as interest expense. For the twelve months ended December 31, 2012 $8,000 was recorded as interest expense. As at December 31, 2013, the unamortized discount is $Nil.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 6	Convertible Note Payable - continued

The balance of the second convertible note is as follows:

	2013	2012
Balance - December 31

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	14,000	10,000
Balance, convertible note payable	$14,000	$10,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2013 and 2012, $4,000 was recorded as interest expense. As at December 31, 2013, the unamortized discount is $6,000.

The balance of the third convertible note payable is as follows:

	2013	2012
Balance - December 31

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	5,500	3,500
Balance, convertible note payable	$5,500	$3,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2013 and 2012, $2,000 was recorded as interest expense. As at December 31, 2013, the unamortized discount is $4,500.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 6	Convertible Note Payable - continued

The balance of the fourth convertible note payable is as follows:

	2013	2012
Balance - December 31

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	5,250	3,250
Balance, convertible note payable	$5,250	$3,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2013 and 2012, $2,000 was recorded as interest expense. As at December 31, 2013, the unamortized discount is $4,750.

The balance of the fifth convertible note payable is as follows:

	2013	2012
Balance - December 31

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	7,500	2,500
Balance, convertible note payable	$7,500	$2,500

The total discount of $25,000 will be amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2013, $5,000 was recorded as interest expense and $2,500 was recorded as interest expenses for December 31, 2012. As at December 31, 2013 the unamortized discount is $17,500.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 6	Convertible Note Payable - continued

The balance of the sixth convertible note payable at is as follows:

	2013	2012
Balance - December 31

Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable		-
Amortized discount	3,750	-
Balance, convertible note payable	$3,750	$-

The total discount of $25,000 will be amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2013, $3,750 was recorded as interest expense. As at December 31, 2013 the unamortized discount is $22,250.

Note 7	Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative to
	December 31, 2013	December 31, 2012	December 31, 2013

Net income (loss) for the period	$(40,368)	$(52,606)	$(318,192)
Statutory and effective tax rates	25.8%	25.0%	26.0%
Income taxes expenses (recovery) at the effective rate	$(10,695)	$(13,152)	$(70,380)
Effect of permanent differences	4,829	4,625	14,312
Effect of changes in income tax rate	(2,664)	3,403	-
Change in valuation allowance	8230	5,124	65,236

Corporate income tax expense (recovery) and corporate income tax Liability (asset)	$-	$-	$-

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 7	Income Taxes – Continued

As at December 31, 2013 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31, 2013	December 31, 2012	December 31, 2011

Tax loss carried forward	$282,560	$260,942	$226,836

Deferred tax assets	$73,466	$65,236	$60,112
Valuation allowance	(73,466)	(65,236)	(60,112)

Deferred taxes recognized	$-	$-	$-

The tax losses will expire between 2015 and 2033.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Madison’s accountants on accounting and financial disclosure. Madison’s Independent Registered Public Accounting Firm since January 31, 2009 has been K. R. Margetson Ltd, Chartered Accountants, 210, 905 West Pender Street, Vancouver BC V6C 1L6, Canada.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Explorations, Inc.	Form 10-K - 2013	Page 13

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2013 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2013, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Madison Explorations, Inc.	Form 10-K - 2013	Page 14

Item 9B.	Other Information

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

Joseph Gallo ● Mr. Gallo (54 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011. Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a “Solid Construction”) that he founded and has run since 1992. In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology (“speed indicating light mechanism”). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo’s past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

(b) Identify Significant Employees

Madison has no significant employees other than the sole director and officer of Madison.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Madison to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

(1)	No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)	No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)	No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Madison Explorations, Inc.	Form 10-K - 2013	Page 15

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

As of December 31, 2013, Madison did not have a written audit committee charter or similar document.

(i) Code of Ethics

Madison has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Madison undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Madison at (801) 326-0110to request a copy of Madison’s financial code of ethics. Management believes Madison’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Madison Explorations, Inc.	Form 10-K - 2013	Page 16

Item 11.	Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2013.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Joseph Gallo President June 2007 – present Secretary/Treasurer Sep 2011 - present	2013 2012 2011	nil nil nil	nil nil nil	nil nil nil	Nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

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

[2] Based on 113,020,000 shares of Common Stock issued and outstanding as of March 7, 2014.

Madison Explorations, Inc.	Form 10-K - 2013	Page 17

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.3%
Common Stock	Directors and Executive Officers (as a group)	30,885,000	27.3%

[1] Based on 113,020,000 shares of Common Stock issued and outstanding as of March 7, 2014.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Madison Explorations, Inc.	Form 10-K - 2013	Page 18

Item 14.	Principal Accounting Fees and Services

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

2013 - $7,900 – K. R. Margetson Ltd. – Chartered Accountants

2012 - $5,500 – K. R. Margetson Ltd. – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2013 - $nil – K. R. Margetson Ltd. – Chartered Accountants 2012 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2012 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2012 - $nil – K. R. Margetson Ltd. – Chartered Accountants

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

Madison Explorations, Inc.	Form 10-K - 2013	Page 19

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101*	Financial statements from the annual report on Form 10-K of Madison Explorations, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	Furnished

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

Madison Explorations, Inc.	Form 10-K - 2013	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Explorations, Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President

Dated:	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Explorations, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

	President, Chief Executive Officer, Principal Executive Officer, Treasurer, Corporate Secretary, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	March 28, 2014
/s/ Joseph Gallo	Member of the Board of Directors
Joseph Gallo

Madison Explorations, Inc.	Form 10-K - 2013	Page 21