Form 10-Q
period 2014-03-31
MADISON EXPLORATIONS, INC.
filed 2014-05-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2014

[ ]	transition report under section 13 or 15(d) of the securities exchange act of 1934

For the transition period from ___________ to ___________

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2014
Common Stock - $0.001 par value	113,020,000

Form 10-Q - Q1	Madison Explorations, Inc.	Page 2

Form 10-Q - Q1	Madison Explorations, Inc.	Page 3

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated INTERIM Financial Statements

MARCH 31, 2014

part I – financial information

item 1 - Financial Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

(UNAUDITED)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$1,299	$9,941

Total Assets	$1,299	$9,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,966	$31,842
Notes Payable and accrued interest - Note 4	79,905	80,310
Convertible notes payable - Note 7	80,500	76,000
Related party advance - Note 5	261	261

TOTAL LIABILITIES	188,632	188,413

Note 2 Going Concern

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6 Par Value: $0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	72,882	72,882
Accumulated other comprehensive loss	(4,570)	(5,814)
Accumulated deficit during exploration stage	(368,665)	(358,560)

Total stockholders’ deficiency	(187,333)	(178,472)

Total liabilities and stockholders’ deficiency	$1,299	$9,941

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim Statements of Operations

(unaudited)

	For the three	For the three	June 15,1998
	months ended	months ended	(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$0	$0	$144,000

Operating expenses
Exploration and development	-	-	109,040
General and administrative	4,766	3,373	290,739
	4,766	3,373	399,779

Income (loss) before other expense	(4,766)	(3,373)	(255,779)

Other expense - interest	(5,339)	(6,118)	(112,886)

Net loss	(10,105)	(9,491)	(368,665)

Other Comprehensive income (loss)
Translation gain (loss)	1,244	802	(4,570)

Total comprehensive loss	$(8,861)	$(8,689)	$(373,325)

Net loss per share -Basic and diluted	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Interim StatementS of stockholders’ equity (DEFICIency)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	$-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472
Capital contribution		-	5,000	-	-	5,000
Foreign currency adjustments		-	-	(2,554)	-	(2,554)
Net loss		-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments		-	-	(444)	-	(444)
Net loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments		-	-	(1,297)	-	(1,297)
Net loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments		-	-	(3,445)	-	(3,445)
Net loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments		-	-	5,639	-	5,639
Convertible debt - Note 8		-	40,000	-	-	40,000
Net loss		-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments		-	-	(4,578)	-	(4,578)
Net Loss		-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	(857)	-	(857)
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31,2012		-	-	-	(52,606)	(52,606)

Balance December 31, 2012	113,020,000	113,020	47,882	(8,484)	(318,192)	(165,774)

Foreign currency adjustments		-	-	2,670	-	2,670
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2013		-	-	-	(40,368)	(40,368)

Balance December 31, 2013	113,020,000	113,020	72,882	(5,814)	(358,560)	(178,472)

Foreign currency adjustments		-	-	1,244	-	1,244
Net Loss, March 31, 2014		-	-	-	(10,105)	(10,105)

Balance March 31, 2014	113,020,000	$113,020	$72,882	$(4,570)	$(368,665)	$(187,333)

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim StatementS of cash flows

(unaudited)

	For the three	For the three	June 15,1998
	months ended	months ended	(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Cash Flows from operating activities:
Net loss	$(10,105)	$(9,491)	$(368,665)
Amortization of convertible debt discount recorded as interest	4,500	5,250	80,500
Accrued interest on notes payable	839	867	27,788
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(3,876)	(11,180)	27,966

Net cash used in operating activities	(8,642)	(14,554)	(232,411)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

	-	-	-
Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	-	-	47,547
Proceeds of convertible notes payable	-	25,000	130,000
Related Party advances	-	(300)	261
Net Cash provided by (used in) financing activities	-	24,700	233,710

Net increase (decrease) in cash	(8,642)	10,146	1,299

Cash, beginning of period	9,941	3,969	-

Cash, end of period	$1,299	$14,115	$1,299

SUPPLEMENTAL DISCLOSURE

Interest	$5,399	$6,118	$112,886
Taxes paid	$-	$-	$-

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2014

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2013 annual financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $368,665 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31st fiscal year end.

b)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2014, the Company did not have any cash equivalents (2013 – $nil), and $0 was deposited in accounts that were federally insured (2013 - $0).

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2014

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

(UNAUDITED)

MARCH 31, 2014

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

(UNAUDITED)

MARCH 31, 2014

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

(UNAUDITED)

MARCH 31, 2014

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

As at March 31, 2014, accrued interest on the note was $18,297 (March 31, 2013 - $16,297). The note payable balance including accrued interest was $43,297 as at March 31, 2014 (March 31, 2013 - $41,297). Interest on the debt for each of the years ended December 31 was $2,000.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2014, accrued interest on the note was $10,185 (March 31, 2013 - $11,887). The note payable balance including accrued interest was $36,608 as at March 31, 2014 (March 31, 2013 - $38,310). Interest on debt for the 3 months ended March 31 was $339 in 2014 and $368 in 2013.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2014

Note 5	Related Party Advances

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at March 31, 2014 is $261. There were no related party transactions in the three months ended March 31, 2014.

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

The balance of the first convertible note payable is as follows:

	Mar 31, 2014	Dec 31, 2013
Balance
Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014 $0 was recorded as interest expense.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2014

Note 7	Convertible Note Payable (Continued)

For the three months ended March 31, 2013 $2.000 was recorded as interest expense. As at March 31, 2014, the unamortized discount was $0.

The balance of the second convertible note is as follows:

	Mar 31, 2014	Dec 31, 2013
Balance
Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	15,000	14,000
Balance, convertible note payable	$15,000	$14,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014 and 2013, $1,000 was recorded as interest expense. As at March 31, 2014, the unamortized discount was $5,000.

The balance of the third convertible note payable is as follows:

	Mar 31, 2014	Dec 31, 2013
Balance
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	6,000	5,500
Balance, convertible note payable	$6,000	$5,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014 and 2013, $500 was recorded as interest expense. As at March 31, 2014, the unamortized discount was $4,000.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2014

Note 7	Convertible Note Payable (Continued)

The balance of the fourth convertible note payable is as follows:

	Mar 31, 2014	Dec 31, 2013
Balance
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	5,750	5,250
Balance, convertible note payable	$5,750	$5,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014 and 2013, $500 was recorded as interest expense. As at March 31, 2014, the unamortized discount was $4,250.

The balance of the fifth convertible note payable is as follows:

	Mar 31, 2014	Dec 31, 2013
Balance
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	8,750	7,500
Balance, convertible note payable	$8,750	$7,500

The total discount of $25,000 will be amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014 and 2013 1,500 was recorded as interest expense. As at March 31, 2014 the unamortized discount was $16,250.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2014

Note 7	Convertible Note Payable (Continued)

The balance of the sixth convertible note payable at is as follows:

	Mar 31, 2014	Dec 31, 2013
Balance
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	5,000	3,750
Balance, convertible note payable	$5,000	$3,750

The total discount of $25,000 will be amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014 $1,250 was recorded as interest expense. As at March 31, 2014 the unamortized discount was $20,000.

Note 8	Subsequent Events

The Company signed a letter of intent on April 17, 2014 to acquire all the rights, title, interest and assets in a cannabis delivery technology known as “CannaStrips”. The Company has 30 days to complete its due diligence review. Pursuant to the agreement, the Company agreed to issue 5 million restricted shares at a deemed price of $0.01 per share for a total value of US $50,000.

On May 1, 2014, the Company entered into a $25,000 convertible note payable that is unsecured, non-interest bearing and is due on demand.  The conversion price is $0.045 per share at the lender’s option.

Note 9	Presentation

Certain prior year accounts have been reclassified to conform with the presentation used in 2014.

Form 10-Q - Q1	Madison Explorations, Inc.	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2014 should be read in conjunction with Madison’s unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2014.

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

For the past five years Madison had been evaluating mineral properties with the goal of identifying properties for acquisition. To date, Madison has not identified properties that it intends to acquire and has not entered into any agreements for the acquisition of any interest in a new mineral property.

On April 17, 2014 Madison entered into a letter of intent for the acquisition of all of the rights, title and interest in a cannabis delivery technology known as ‘CannaStrips’ ( the Technology), including all intellectual property, equipment, and technology used in and related to the Technology, and including any related technology or related applications to be developed. Madison has 30 days to complete its due diligence on the Technology. During that time period, Madison will have the exclusive right to acquire the Technology on certain terms and conditions, including, among others, US$50,000 payable in 5 million restricted common shares of Madison explorations inc. at a deemed price of $0.01 per share. The 5 million restricted common shares will be issued within 30 business days of the signing of the Formal Agreement During the next 12 months management plans on looking for, evaluating and acquiring an interest in a new cannabis delivery technologies . Madison has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in any new technologies. Management anticipates that Madison will have to complete additional financings in connection with the acquisition of any interest in a new technology. Currently, Madison has no arrangements for any financing required to fund its continued operations or the acquisition of any interest in a new cannabis based technology.

Further, even if Madison is able to acquire an interest in a cannabis based technology, there is no assurance that it will be able to raise the financing necessary to complete the development of any new cannabis based technologies to a commercially viable state. Based on Madison’s financial position, there is no assurance that Madison will be able to continue its business operations.

Form 10-Q - Q1	Madison Explorations, Inc.	Page 5

Madison’s viability and potential success lie in its ability to acquire, exploit, develop and generate revenue from future cannabis based technology acquisitions. There can be no assurance that such revenues will be obtained. The development of cannabis based technologies involves significant financial and regulatory risks over a long period of time, which, even with a combination of careful evaluations, experience and knowledge, may not be eliminated. It is impossible to ensure that proposed technology developments will be successful. The inability of Madison to locate acquire and develop any new cannabis based technology will have a material adverse effect on its operations and could result in a total loss of its business.

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

As at March 31, 2014, Madison had cash of $1,299 and a working capital deficit of $187,333. Accordingly, Madison will require additional financing in the amount of $231,034 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2014, Madison had cash of $1,299 and a working capital deficit of $187,333, compared to cash of $9,941 and working capital deficit of $178,472 as at December 31, 2013.

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

Form 10-Q - Q1	Madison Explorations, Inc.	Page 6

If Madison is unable to raise additional funds to satisfy its reporting obligations, investors will no longer have access to current financial and other information about its business affairs.

Net Cash Used in Operating Activities

Madison used cash of $18,642 in operating activities during the first three months of fiscal 2014 compared to cash used of $14,554 in operating activities during the same period in the previous fiscal year. The decrease in the operating activities was principally a result of an decrease in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first three months of fiscal 2014 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were nil for the first three months of fiscal 2014. Madison generated $24,700 from financing activities during the first three months of fiscal 2013 from the proceeds of a note payable.

Results of Operations – Three months ended March 31, 2014 and March 31, 2013

References to the discussion below to fiscal 2014 are to Madison’s current fiscal year, which will end on December 31, 2014. References to fiscal 2013 are to Madison’s fiscal year ended December 31, 2013.

	For the Three Months Ended March 31, 2014 $	For the Three Months Ended March 31, 2013 $	Accumulated from June 15, 1998 (Date of Inception) to March 31, 2014 $

Revenue		–	144,000

Operating expenses

Exploration and Development	-	-	109,040
General and administrative	4,766	3,373	290,739
Other expense – interest	5,339	6,118	112,886
Net income (Loss)	(10,105)	(9,491)	(368,665)
Translation gain (loss)	1,244	802	(4,570)
Total Expenses	(8,861)	(8,689)	(373,325)

Going Concern

Madison has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons Madison’s auditors stated in their report that they have substantial doubt Madison will be able to continue as a going concern.

Form 10-Q - Q1	Madison Explorations, Inc.	Page 7

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

Madison had no contingencies or long-term commitments at March 31, 2014.

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

Form 10-Q - Q1	Madison Explorations, Inc.	Page 8

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2014.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2013, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of March 31, 2014, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Form 10-Q - Q1	Madison Explorations, Inc.	Page 9

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended March 31, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	Furnished

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

Form 10-Q - Q1	Madison Explorations, Inc.	Page 10

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Explorations, Inc.

Dated: May 15, 2014	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)