Form 10-K/A
period 2013-12-31
MADISON EXPLORATIONS, INC.
filed 2014-06-10
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/a

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Madison Explorations, Inc. (the “Company”) for the year ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2014, (the “Original Filing”), is being re-filed with restated auditor report to correct date error.

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K/A for the fiscal year ended December 31, 2013, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K/A and Madison disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Madison may, from time to time, make oral forward-looking statements. Madison strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Madison’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Madison to materially differ from those in the oral forward-looking statements. Madison disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 3

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

Costs and Effects of Compliance with Environmental Laws

Madison currently has no costs to comply with environmental laws.

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 4

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

High & Low Bids
Period ended	High	Low	Source
31 December 2013	$0.01	$0.001	OTC Markets Group Inc.
30 September 2013	$0.0185	$0.001	OTC Markets Group Inc.
30 June 2013	$0.035	$0.001	OTC Markets Group Inc.
31 March 2013	$0.03	$0.001	OTC Markets Group Inc.
31 December 2012	$0.022	$0.001	OTC Markets Group Inc.
30 September 2012	$0.022	$0.001	OTC Markets Group Inc.
30 June 2012	$0.015	$0.01	OTC Markets Group Inc.
31 March 2012	$0.025	$0.015	OTC Markets Group Inc.

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 5

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 6

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 7

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 8

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2013.

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 9

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 10

Item 8.	Financial Statements and Supplementary Data.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Financial Statements

December 31, 2013

(Audited)

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 11

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

“K R. Margetson Ltd.”
North Vancouver, Canada	Chartered Accountant
March 28, 2014

210, 905 West Pender Street	Tel: 604-641-4450
Vancouver BC	Fax: 1-877-874-9583
Canada

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 12

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$9,941	$3,969

Total Assets	$9,941	$3,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,842	$32,390
Notes Payable and accrued interest - Note 3	80,310	79,542
Convertible notes payable - Note 6	76,000	57,250
Related party advance - Note 4	261	561

TOTAL LIABILITIES	188,413	169,743

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	72,882	47,882
Accumulated other comprehensive loss	(5,814)	(8,484)
Accumulated deficit during exploration stage	(358,560)	(318,192)

Total stockholders’ deficiency	(178,472)	(165,774)

Total liabilities and stockholders’ deficiency	$9,941	$3,969

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

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 13

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 14

Item 9B.	Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K/A, Madison reported all information that was required to be disclosed in a report on Form 8-K.

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

(d) Involvement in Certain Legal Proceedings

(1)	No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)	No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)	No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 15

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 16

Item 11.	Executive Compensation.

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

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K/A from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 113,020,000 shares of Common Stock issued and outstanding as of March 7, 2014.

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 17

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	30,885,000	27.3%
Common Stock	Directors and Executive Officers (as a group)	30,885,000	27.3%

[1] Based on 113,020,000 shares of Common Stock issued and outstanding as of March 7, 2014.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 18

Item 14.	Principal Accounting Fees and Services

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

All Exhibits required to be filed with the Form 10-K/A are included in this amended annual report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 19

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101*	Financial statements from the annual report on Form 10-K of Madison Explorations, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	Filed

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

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Explorations, Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President

Dated:	June 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Explorations, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

	President, Chief Executive Officer, Principal Executive Officer, Treasurer, Corporate Secretary, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	June 10, 2014
/s/ Joseph Gallo	Member of the Board of Directors
Joseph Gallo

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 21