Form 10-Q
period 2014-06-30
MADISON EXPLORATIONS, INC.
filed 2014-08-19
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

[X] Yes   [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common Stock - $0.001 par value	113,020,000

Form 10-Q – Q2	Madison Explorations, Inc.	Page 2

Form 10-Q – Q2	Madison Explorations, Inc.	Page 3

part I – financial information

Item 1. Financial Statements.

interim Consolidated Financial Statements

JUNE 30, 2014

(unaudited)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$22,755	$9,941
	22,755	9,641

Technology assets – Note 4	50,000	-

Total Assets	$72,755	$9,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,505	$31,842
Notes Payable and accrued interest - Note 5	107,298	80,310
Convertible notes payable - Note 8	85,833	76,000
Related party advance - Note 6	261	261

TOTAL LIABILITIES	211,897	188,413

Note 2 Going Concern

STOCKHOLDERS’ DEFICIT
Common Stock - Note 7 Par Value: $0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,200	113,200
Additional Paid in Capital	72,882	72,882
Shares authorized for issue, but not issued - Note 4	50,000	-
Accumulated other comprehensive loss	(5,915)	(5,814)
Accumulated deficit during exploration stage	(394,129)	(358,560)

Total stockholders’ deficiency	(139,142)	(178,472)

Total liabilities and stockholders’ deficiency	$72,755	$9,941

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim Statements of Operations

(unaudited)

	For the 3	For the 3	For the 6	For the 6	June 15,1998
	months ended	months ended	months ended	months ended	(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	19,082	3,769	23,848	7,141	309,821
	19,082	3,769	23,848	7,141	418,861

Income (loss) before other expense	(19,082)	(3,769)	(23,848)	(7,141)	(274,861)

Other expense - interest	(6,381)	(5,356)	(11,721)	(11,475)	(119,268)
Net loss	(25,463)	(9,125)	(35,569)	(18,616)	(394,129)
Other Comprehensive income (loss)
Translation gain (loss)	(1,345)	1,260	(101)	2,063	(5,915)

Total comprehensive loss	$(26,808)	$(7,865)	$(35,670)	$(16,553)	$(400,044)

Net loss per share - Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim StatementS of cash flows

(unaudited)

	For the six	For the six	June 15, 1998
	months ended	months ended	(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014

Cash Flows from operating activities:
Net loss	$(35,569)	$(18,616)	$(394,129)
Amortization of convertible debt discount recorded as interest	9,833	9,750	85,833
Accrued interest on notes payable	1,888	1,725	28,836
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(13,338)	(7,490)	18,505

Net cash used in operating activities	(37,186)	(14,631)	(260,955)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-
	-	-	-
Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	25,000	-	72,547
Proceeds of convertible notes payable	25,000	25,000	155,000
Related Party advances	-	(300)	261

Net Cash provided by (used in) financing activities	50,000	24,700	383,710

Net increase (decrease) in cash	12,814	10,069	22,755

Cash, beginning of period	9,941	3,969	-

Cash, end of period	$22,755	$14,038	$22,755

SUPPLEMENTAL DISCLOSURE

Interest	$11,721	$11,475	$119,268
Taxes paid	$-	$-	$-
5,000,000 shares authorized but not issued for technology assets. Note – 4	$50,000	$-	$50,000

See Accompanying Notes to Consolidated Interim Financial Statements

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

Note 1	Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2013 annual financial statements. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company is in the business of diamond exploration. Management plans to further evaluate, develop and exploit their interests in diamond mineral properties.

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $394,129 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31st fiscal year end.

b)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2014, the Company did not have any cash equivalents (2013 – $nil), and $0 was deposited in accounts that were federally insured (2013 - $0).

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

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

JUNE 30, 2014

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

The fair value of the technology received and the shares issued has been determined in accordance with FASB ASC Topic 845 “Nonmonetary Transactions”. The basis for the value of the transaction is the determination of the value of shares issued as this is more clearly evident that the value of the technology. The share value of $.01 per share has been used for the last 4 years for all convertible debt issued.

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

JUNE 30, 2014

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

JUNE 30, 2014

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

Note 4	Technology Assets

On May 28, 2014, the Company finalized the asset purchase of the ‘CannaStrips’ technology – a smokeless cannabis delivery technology. – by authorizing the issue of 5,000,000 restricted shares at a value of $.01 each. However, the shares have not yet been issued, as the Company is awaiting regularly approval with respect to earlier filings.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

Note 5	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at June 30, 2014, accrued interest on the note was $18,597 (June 30, 2013 - $16,797). The note payable balance including accrued interest was $43,797 as at June 30, 2014 (June 30, 2013 - $41,797). Interest on the debt for each of the years ended December 31 was $2,000.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at June 30, 2014, accrued interest on the note was $10,536 (June 30, 2013 - $8,906). The note payable balance including accrued interest was $36,608 as at June 30, 2014 (June 30, 2013 - $37,406). Interest on debt for the 6 months ended June 30 was $717 in 2014 and $725 in 2013

The company has an unsecured note payable on demand to Gens Incognito Inc.. for $25.000. As at June 30, 2014, accrued interest on the note was $197 (June 30, 2013 - $0). The note payable balance including accrued interest was $25,197 as at June 30, 2014 (June 30, 2013 - $0)

Note 6	Related Party Advances

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at June 30, 2014 is $261. There were no related party transactions in the six months ended June 30, 2014.

Note 7	Common Stock

On June 15, 1998 the Company authorized and issued 53,750,000 shares of its common stock in consideration of $430 in cash. ($.000008 per share.)

On June 7, 2004 the Company issued 59,070,000 shares in consideration of $472 in cash. ($.000008 per share.)

On June 14, 2001 the Company approved a forward stock split of 5,000:1. These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 200,000 Regulation-S shares in exchange for $50,000. ($.25 per share)

On May 28, 2014 the Company authorized for issue 5,000,000 restricted shares for the technology assets known as “CannaStrips.” The shares have not yet been issued as the Company is awaiting regularly approval.

There are no shares subject to warrants, options or other agreements as June 30, 2014.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

Note 8	Convertible Note Payable

There are six convertible notes payable which are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect

The balance of the first convertible note payable is as follows:

	June 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008.

The balance of the second convertible note is as follows:

	June 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	16,000	14,000
Balance, convertible note payable	$16,000	$14,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2014 and 2013, $2,000 was recorded as interest expense. As at June 30, 2014, the unamortized discount was $4,000

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

Note 8	Convertible Note Payable (Continued)

The total discount of $10,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2014 and 2013, $1,000 was recorded as interest expense. As at June 30, 2014, the unamortized discount was $5,000.

The balance of the third convertible note payable is as follows:

	June 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	6,500	5,500
Balance, convertible note payable	$6,500	$5,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2014 and 2013, $1,000 was recorded as interest expense. As at June 30, 2014, the unamortized discount was $3,500.

The balance of the fourth convertible note payable is as follows:

	June 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	6,250	5,250
Balance, convertible note payable	$6,250	$5,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2014 and 2013, $1,000 was recorded as interest expense. As at June 30, 2014, the unamortized discount was $3,750.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

Note 8	Convertible Note Payable (Continued)

The balance of the fifth convertible note payable is as follows:

	June 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	7,500
Balance, convertible note payable	$10,000	$7,500

The total discount of $25,000 is being amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2014 and 2013 2,500 was recorded as interest expense. As at June 30, 2014 the unamortized discount was $15,000.

The balance of the sixth convertible note payable at is as follows:

	June 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable		-
Amortized discount	6,250	3,750
Balance, convertible note payable	$6,250	$3,750

The total discount of $25,is being amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2014 $2,500 was recorded as interest expense. As at June 30, 2014 the unamortized discount was $18,750.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

Note 8	Convertible Note Payable (Continued)

There is one convertible note payable which is non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.045 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect

The balance of this convertible note payable is as follows:

	June 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	833	-
Balance, convertible note payable	$833	$-

The total discount of $25,000 is being amortized over 5 years starting May, 201. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2014 $833 was recorded as interest expense. As at June 30, 2014 the unamortized discount was $24.168.

Note 9	Financial Statement Presentation

Certain prior year accounts have been reclassified to conform with the presentation used in 2014

Form 10-Q – Q2	Madison Explorations, Inc.	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2014 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended June 30, 2014.

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

Madison is currently developing and marketing a commercial cannabis technology called ‘Cannatrips’. The company intends to make the technology commercially viable. The company intends to re-brand the Technology, build its own distribution system, sales force, customer base and may be required to apply for individual state and federal governmental approved licences to test and seek approval of the use of the Technology. The company has budgeted $100,000 over the next 12 months to develop and market the Cannastrips technology.

For the past five years Madison had been evaluating mineral properties with the goal of identifying properties for acquisition. To date, Madison has not identified properties that it intends to acquire and has not entered into any agreements for the acquisition of any interest in a new mineral property.

On April 17, 2014 Madison entered into a letter of intent for the acquisition of all of the rights, title and interest in a cannabis delivery technology known as ‘CannaStrips’ ( the Technology), including all intellectual property, equipment, and technology used in and related to the Technology, and including any related technology or related applications to be developed. Madison had 30 days to complete its due diligence on the Technology. During that time period, Madison will have the exclusive right to acquire the Technology on certain terms and conditions, including, among others, US$50,000 payable in 5 million restricted common shares of Madison explorations inc. at a deemed price of $0.01 per share.

On May 28, 2014 the Board of Directors of Madison approved the asset purchase of the CannaStrips technology and gave approval to formally authorize the Company to close the CannaStrips Asset Purchase and acquire the CannaStrips technology and related intellectual property. The transaction formally closed on May 28, 2014.

At Closing the Board authorized the issuance of 5,000,000 shares of unregistered restricted Common Stock to Brent Inzer at the date of this filing these share are authorized but not issued.

Form 10-Q – Q2	Madison Explorations, Inc.	Page 5

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

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

●	Management anticipates spending approximately $100,000 to develop and market the Cannastrips technology the company acquired on May 28, 2014

As at June 30, 2014, Madison had cash of $22,755 and a working capital deficit of $139,142. Accordingly, Madison will require additional financing in the amount of $261,387 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Form 10-Q – Q2	Madison Explorations, Inc.	Page 6

Risk Factors

An investment in Madison’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Madison’s Form 10-K filed on April 15, 2009.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2014, Madison had cash of $22,755 and a working capital deficit of $139,142, compared to cash of $9,941 and working capital deficit of $178,472 as at December 31, 2013.

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

Net Cash Used in Operating Activities

Madison used cash of $37,186 in operating activities during the first nine months of fiscal 2014 compared to cash used of $14,631 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first six months of fiscal 2014 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $50,000 for the first six months of fiscal 2014, as a result of $50,000 from proceeds of a note payable. Madison generated $24,700 from financing activities during the first six months of fiscal 2012 from the proceeds of a note payable.

Results of Operations – Three months ended June 30, 2014 and June 30, 2013

References to the discussion below to fiscal 2013 are to Madison’s current fiscal year, which will end on December 31, 2013. References to fiscal 2012 are to Madison’s fiscal year ended December 31, 2012.

					Accumulated
	For the	For the	For the	For the	from
	Three Months	Three Months	Six Months	Six Months	June 15, 1998
	Ended	Ended	Ended	Ended	(Date of Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014
	$	$	$	$	$

Revenue		–		–	144,000

Operating expenses

Exploration and Development	-	-	-	-	109,040
General and administrative	19,082	3,769	23,848	7,141	309,821
Other expense – interest	6,381	5,356	11,721	11,475	119,268
Net income (Loss)	25,463	(9,125)	35,569	(18,616)	(394,129)
Translation gain (loss)	(1,345)	1,260	(101)	2,063	(5,915)
Total Expenses	(26,808)	(7,865)	(35,670)	(16,553)	(400,044)

Form 10-Q – Q2	Madison Explorations, Inc.	Page 7

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

Madison had no contingencies or long-term commitments at June 30, 2014.

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

Form 10-Q – Q2	Madison Explorations, Inc.	Page 8

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2014.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of June 30, 2014, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Form 10-Q – Q2	Madison Explorations, Inc.	Page 9

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

On January 20, 2009 the commission issued a new release announcing a CTO (Failure to File) against Madison stating;

1. The Reporting Issuer [Madison] is an OTC reporting issuer under BC Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets.

2. The Reporting Issuer has not filed:

1. interim financial statements for the financial period ended September 30, 2008, as required under Part 4 of National Instrument 51-102 (NI 51-102), and

2. a Form 51-102F1 Management’s Discussion and Analysis for the period ended September 30, 2008, as required under Part 5 of NI 51-102,

On May 21, 2014 Madison’s board of directors made an application under National Instrument 12-202 (NI 12-202) to the BC Securities Commission for a full revocation of the CTO.

As of June 27, 2014 has filed all the required disclosure documents as required under NI 51-102, including all disclosure documents to bring it current with its filings, and intends to continue to meet its’ Continuous Disclosure Obligation requirements under NI 51-102.

As of date of this filing the BC Securities Commission and has not yet revoked the CTO.

Form 10-Q – Q2	Madison Explorations, Inc.	Page 10

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.3	Letter of Intent dated April 17, 2014 between Brent Inzer Madison Explorations Inc., filed as an exhibit to Madison’s Form 8-K filed on April 22, 2014	Filed

10.4	Asset Purchase Agreement dated May 28, 2014 between Madison Explorations and Brent Inzer, filed as an exhibit to Madison’s Form 8-K filed on June 2, 2014	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	To be filed at a later date

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

Form 10-Q – Q2	Madison Explorations, Inc.	Page 11

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Explorations, Inc.

Dated: August 19, 2014	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)