Form 10-K/A
period 2013-12-31
MADISON EXPLORATIONS, INC.
filed 2014-09-22
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/a

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) to the Annual Report on Form 10-K of Madison Explorations, Inc. (the “Company”) for the year ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2014, (the “Original Filing”), is being re-filed with amended auditor report to correct date error and to amend Note #6 in the  notes to the financial statements.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. Madison has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-K/A should be read in conjunction with Madison’s filings made with the SEC subsequent to the filing of the original Form 10-K on March 28, 2014 (SEC Accession No. 0001493152-14-000874).

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 2

Item 8.	Financial Statements and Supplementary Data.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Financial Statements

December 31, 2013

(Audited)

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 3

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:

Madison Explorations, Inc.

We have audited the accompanying consolidated balance sheets of Madison Explorations, Inc. (an Exploration Stage Enterprise) as of December 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2013 and 2012 and for the period from inception, June 15, 1998, to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the period from date of inception (June 15, 1998) to December 31, 2007. That period was audited by other auditors, whose report dated March 25, 2008, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and changes in equity (deficiency) and cash flows for the years ended December 31, 2013 and 2012 and for the period from date of inception (June 15, 1998) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

“K R. Margetson Ltd.”
North Vancouver, Canada	Chartered Accountant
March 28, 2014

210, 905 West Pender Street	Tel: 604-641-4450
Vancouver BC	Fax: 1-877-874-9583
Canada

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 4

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$9,941	$3,969

Total Assets	$9,941	$3,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,842	$32,390
Notes Payable and accrued interest - Note 3	80,310	79,542
Convertible notes payable - Note 6	76,000	57,250
Related party advance - Note 4	261	561

TOTAL LIABILITIES	188,413	169,743

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	72,882	47,882
Accumulated other comprehensive loss	(5,814)	(8,484)
Accumulated deficit during exploration stage	(358,560)	(318,192)

Total stockholders’ deficiency	(178,472)	(165,774)

Total liabilities and stockholders’ deficiency	$9,941	$3,969

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

There are four convertible notes payable. The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect

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

The balance of the fourth convertible note payable at is as follows:

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

There are also two other convertible notes payable. The notes are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.005 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect

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

The balance of the second convertible note payable is as follows:

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

Madison Explorations, Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President

Dated:	September 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Explorations, Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

	President, Chief Executive Officer, Principal Executive Officer, Treasurer, Corporate Secretary, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer	September 22, 2014
/s/ Joseph Gallo	Member of the Board of Directors
Joseph Gallo

Madison Explorations, Inc.	Form 10-K/A - 2013	Page 5