Form 10-Q
period 2014-09-30
MADISON EXPLORATIONS, INC.
filed 2014-11-19
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2014

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

[X] Yes   [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2014
Common Stock - $0.001 par value	113,020,000

Form 10-Q - Q3	Madison Explorations, Inc.	Page 2

Form 10-Q - Q3	Madison Explorations, Inc.	Page 3

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Financial Statements

SEPTEMBER 30, 2014

Form 10-Q - Q3	Madison Explorations, Inc.	Page 4

part I – financial information

Item 1. Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

(UNAUDITED)

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$6,408	$9,941
	6,408	9,641

Technology assets – Note 4	50,000	-

Total Assets	$56,408	$9,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,387	$31,842
Notes Payable and accrued interest - Note 5	107,219	80,310
Convertible notes payable - Note 8	91,583	76,000
Related party advance - Note 6	261	261

TOTAL LIABILITIES	216,450	188,413

Note 2 Going Concern

STOCKHOLDERS’ DEFICIENCY
Common Stock - Note 7 Par Value: $0.0001 Authorized 500,000,000 shares Issued and outstanding: 113,020,000 shares	113,020	113,020
Additional Paid in Capital	97,882	72,882
Shares authorized for issue, but not issued - Note 4	50,000	-
Accumulated other comprehensive loss	(4,243)	(5,814)
Accumulated deficit during exploration stage	(416,701)	(358,560)

Total stockholders’ deficiency	(160,042)	(178,472)

Total liabilities and stockholders’ deficiency	$56,408	$9,941

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim Statements of Operations

(unaudited)

	For the three	For the three	For the nine	For the nine	June 15, 1998
	months ended	months ended	months ended	months ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$144,000

Operating expenses
Exploration and development	-	-	-	-	109,040
General and administrative	15,229	3,543	39,077	10,684	325,050
	15,230	3,543	39,077	10,684	434,090
Income (loss) before other expense	(15,229)	(3543)	(39,077)	(10,684)	(290,090)

Other expense - interest	(7,343)	(5,363)	(19,064)	(16,838)	(126,611)
Net loss	(22,572)	(8,906)	(58,141)	(27,522)	(416,701)
Other Comprehensive income (loss)
Translation gain (loss)	1,672	(780)	1,571	1,283	(4,243)
Total comprehensive loss	$(20,900)	$(9,686)	$(56,570)	$(26,239)	$(420,944)

Net loss per share -Basic and diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	113,020,000	113,020,000	113,020,000	113,020,000

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated Interim StatementS of stockholders’ equity (DEFICIency)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-in	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Balance, June 15, 1998 (Inception)	-	-	-	-	-	-

Issuance of common stock	53,750,000	$53,750	$(53,320)	$-	$-	$430
Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 1999	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2000	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2001	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2002	53,750,000	53,750	(53,320)	-	-	430

Net loss and comprehensive loss		-	-	-	-	-

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Balance, December 31, 2003	53,750,000	53,750	(53,320)	-	-	430

Issuance of common stock	59,070,000	59,070	(58,598)	-	-	472
Capital contribution		-	5,000	-	-	5,000
Foreign currency adjustments		-	-	(2,554)	-	(2,554)
Net loss		-	-	-	(49,088)	(49,088)

Balance, December 31, 2004	112,820,000	112,820	(106,918)	(2,554)	(49,088)	(45,740)

Foreign currency adjustments		-	-	(444)	-	(444)
Net loss		-	-	-	(48,720)	(48,720)

Balance, December 31, 2005	112,820,000	112,820	(106,918)	(2,998)	(97,808)	(94,904)

Issuance of common stock	200,000	200	49,800	-	-	50,000
Foreign currency adjustments		-	-	(1,297)	-	(1,297)
Net loss		-	-	-	(38,511)	(38,511)

Balance, December 31, 2006	113,020,000	113,020	(57,118)	(4,295)	(136,319)	(84,712)

Foreign currency adjustments		-	-	(3,445)	-	(3,445)
Net loss		-	-	-	24,651	24,651

Balance, December 31, 2007	113,020,000	113,020	(57,118)	(7,740)	(111,668)	(63,506)

Foreign currency adjustments		-	-	5,639	-	5,639
Convertible debt - Note 8		-	40,000	-	-	40,000
Net loss		-	-	-	(29,696)	(29,696)

Balance, December 31, 2008	113,020,000	113,020	(17,118)	(2,101)	(141,364)	(47,563)

Foreign currency adjustments		-	-	(4,578)	-	(4,578)
Net Loss		-	-	-	(37,798)	(37,798)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Balance, December 31, 2009	113,020,000	113,020	(17,118)	(6,679)	(179,162)	(89,939)

Foreign currency adjustments		-	-	(1,716)	-	(1,716)
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(37,816)	(37,816)

Balance December 31, 2010	113,020,000	113,020	2,882	(8,395)	(216,978)	(109,471)

Foreign currency adjustments		-	-	768	-	768
Convertible debt - Note 8		-	20,000	-	-	20,000
Net Loss		-	-	-	(48,608)	(48,608)

Balance December 31, 2011	113,020,000	113,020	22,882	(7,627)	(265,586)	(137,311)

Foreign currency adjustments		-	-	(857)	-	(857)
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2012		-	-	-	(52,606)	(52,606)

Balance December 31, 2012	113,020,000	113,020	47,882	(8,484)	(318,192)	(165,774)

Foreign currency adjustments		-	-	2,670	-	2,670
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2013		-	-	-	(40,368)	(40,368)

Balance December 31, 2013	113,020,000	113,020	72,882	(5,814)	(358,560)	(178,472)

Foreign currency adjustments		-	-	1,571	-	1,571
Convertible debt – Note 8			25,000			25,000
Shares issued for technology assets – Note - 4	5,000,000	5,000	45,000	-	-	50,000
Net Loss, September 30, 2014		-	-	-	(58,141)	(58,141)

Balance September 30, 2014	118,020,000	$118,020	$142,882	$(4,243)	$(416,701)	$(160,042)

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

Consolidated interim StatementS of cash flows

(unaudited)

	For the nine	For the nine	June 15, 1998
	months ended	months ended	(inception) to
	September 30,	September 30,	September 30,
	2014	2013	2014

Cash Flows from operating activities:
Net loss	$(58,141)	$(27,522)	$(416,701)
Amortization of convertible debt discount recorded as interest	15,583	14,250	91,583
Accrued interest on notes payable	3,480	2,588	32,315
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(14,455)	(4,017)	17,387

Net cash used in operating activities	(53,533)	(14,701)	(275,416)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-	-

	-	-	-
Cash Flows from financing activities:
Issuance of common stock	-	-	113,020
Capital contribution	-	-	(57,118)
Notes payable	25,000	-	70,661
Proceeds of convertible notes payable	25,000	25,000	155,000
Related Party advances	-	(300)	261

Net Cash provided by (used in) financing activities	50,000	24,700	281,824

Net increase (decrease) in cash	(3,533)	9,999	6,408

Cash, beginning of period	9,941	3,969	-

Cash, end of period	$6,408	$13,968	$6,408

SUPPLEMENTAL DISCLOSURE

Interest	$19,063	$16,838	$126,611
Taxes paid	$-	$-	$-
5,000,000 shares authorized but not issued for technology assets. Note – 4	$50,000	$-	$-

See Accompanying Notes to Consolidated Interim Financial Statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2013 annual financial statements. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ended December 31, 2014.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

Up until fiscal 2014, the Company was in the business of mineral exploration. On May 28, 2014, the Company formalized an agreement whereby it purchased assets associated with a smokeless cannabis delivery system. The Company plans to develop this system for commercial purposes.

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $416,701 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

a)	Year end

The Company has elected a December 31 st fiscal year end.

b)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2014, the Company did not have any cash equivalents (2013 – $nil), and $0 was deposited in accounts that were federally insured (2013 - $0).

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

The fair value of the technology received and the shares issued has been determined in accordance with FASB ASC Topic 845 “Nonmonetary Transactions”. The basis for the value of the transaction is the determination of the value of shares issued as this is more clearly evident than the value of the technology. The share value of $.01, $.005, and $.045 per share has been used for the last 6 years for the convertible debt issued.

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

SEPTEMBER 30, 2014

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

Impairment losses on long-lived assets, such as technology assets , are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

l)	Foreign Currency Translation and Transactions

The Company’s functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

The functional currency of the wholly owned subsidiary is Canadian dollars. The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense is incurred. Resulting translation adjustments, if material, are accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders’ deficiency while foreign currency transaction gains and losses are included in operations.

m)	Technology assets

Technology assets are capitalized in accordance with ASC Topic 350-40 “Intangibles – Goodwill and Other.” The assets will be amortized, based on their estimated useful life once the assets are put into use.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, “Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected not to early adopt the provisions of ASU 2014-10 for these financial statements.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

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

As at September 30, 2014, accrued interest on the note was $19,297 (September 30, 2013 - $17,297). The note payable balance including accrued interest was $44,297 as at September 30, 2014 (September 30, 2013 - $42,297). Interest on the debt for each of the years ended December 31 was $2,000.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at September 30, 2014, accrued interest on the note was $10,972 (September 30, 2013 - $8,927). The note payable balance including accrued interest was $36,968 as at September 30, 2014 (September 30, 2013 - $38,850). Interest on debt for the nine months ended September 30 was $717 in 2014 and $1,088 in 2013.

The company has an unsecured note payable on demand, bearing interest at 12% per annum to Gens Incognito Inc. for $25.000. As at September 30, 2014, accrued interest on the note was $953 (September 30, 2013 - $0). The note payable balance including accrued interest was $25,953 as at September 30, 2014 (September 30, 2013 - $0).

Note 6	Related Party Advances

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at September 30, 2014 is $261. There were no related party transactions in the nine months ended September 30, 2014.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

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

There are no shares subject to warrants, options or other agreements as September 30, 2014.

Note 8	Convertible Note Payable

There are four convertible notes payable which are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.01 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance of the first convertible note payable is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

Note 8	Convertible Note Payable (Continued)

The balance of the second convertible note is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	17,000	14,000
Balance, convertible note payable	$17,000	$14,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2014 and 2013, $3,000 was recorded as interest expense. As at September 30, 2014, the unamortized discount was $3,000.

The balance of the third convertible note payable is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	7,000	5,500
Balance, convertible note payable	$7,000	$5,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2014 and 2013, $1,500 was recorded as interest expense. As at September 30, 2014, the unamortized discount was $3,000.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

Note 8	Convertible Note Payable (Continued)

The balance of the fourth convertible note payable at is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable		-
Amortized discount	7,500	3,750
Balance, convertible note payable	$7,500	$3,750

The total discount of $25,000 is being amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2014 $3,750 was recorded as interest expense. As at September 30, 2014 the unamortized discount was $17,500.

There are two convertible notes payable which are non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.005 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect

The balance of the first convertible note payable is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	6,750	5,250
Balance, convertible note payable	$6,750	$5,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2014 and 2013, $1,500 was recorded as interest expense. As at September 30, 2014, the unamortized discount was $3,250.

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

Note 8	Convertible Note Payable (Continued)

The balance of the second convertible note payable is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	11,250	7,500
Balance, convertible note payable	$11,250	$7,500

The total discount of $25,000 is being amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2014 and 2013 3,750 was recorded as interest expense. As at September 30, 2014 the unamortized discount was $12,500.

There is one convertible note payable which is non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.045 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance of this convertible note payable is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance

Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	2,083	-
Balance, convertible note payable	$2,083	$-

MADISON EXPLORATIONS, INC.

(An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

Note 8	Convertible Note Payable (Continued)

The total discount of $25,000 is being amortized over 5 years starting May, 2013. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2014 $2,033 was recorded as interest expense. As at September 30, 2014 the unamortized discount was $22,917.

Note 9	Financial Statement Presentation

Certain prior year accounts have been reclassified to conform with the presentation used in 2013.

Form 10-Q - Q3	Madison Explorations, Inc.	Page 5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended September 30, 2014 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended September 30, 2014.

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

On May 28, 2014 the Board of Directors of Madison approved the asset purchase of the CannaStrips technology and gave approval to formally authorize the Company to close the CannaStrips Asset Purchase and acquire the CannaStrips technology and related intellectual property. The transaction formally closed on May 28, 2014. At Closing the Board authorized the issuance of 5,000,000 shares of unregistered restricted Common Stock to Brent Inzer, but at the date of this filing those shares have not yet been issued.

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

Form 10-Q - Q3	Madison Explorations, Inc.	Page 6

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

As at September 30, 2014, Madison had cash of $6,408 and a working capital deficit of $210,042. Accordingly, Madison will require additional financing in the amount of $298,634 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2014, Madison had cash of $6,408 and a working capital deficit of $210,042, compared to cash of $9,941 and working capital deficit of $178,472 as at December 31, 2013.

Form 10-Q - Q3	Madison Explorations, Inc.	Page 7

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

Net Cash Used in Operating Activities

Madison used cash of $53,533 in operating activities during the first nine months of fiscal 2014 compared to cash used of $14,701 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in operating expenses and a reduction in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first nine months of fiscal 2014 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $50,000 for the first nine months of fiscal 2014, as a result of $50,000 from proceeds of a note payable. Madison generated $24,700 from financing activities during the first ninemonths of fiscal 2013 from the proceeds of a note payable.

Results of Operations – Three months ended September 30, 2014 and September 30, 2013

References to the discussion below to fiscal 2013 are to Madison’s current fiscal year, which will end on December 31, 2013. References to fiscal 2012 are to Madison’s fiscal year ended December 31, 2012.

					Accumulated
					from
	For the	For the	For the	For the	September 15, 1998
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014
	$	$	$	$	$

Revenue		–		–	144,000

Operating expenses

Exploration and Development	-	-	-	-	109,040
General and administrative	15,229	3,543	39,077	10,684	325,050
Other expense – interest	7,343	5,363	19,064	16,838	126,611
Net income (Loss)	(22,572)	(8,906)	(58,141)	(27,522)	(416,701)

Translation gain (loss)	1,672	(780)	1,571	1,283	(4,243)

Total Expenses	(20,900)	(9,686)	(56,570)	(26,239)	(420,944)

Form 10-Q - Q3	Madison Explorations, Inc.	Page 8

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

Madison had no contingencies or long-term commitments at September 30, 2014.

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

Form 10-Q - Q3	Madison Explorations, Inc.	Page 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Madison’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including Madison’s President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2014.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of September 30, 2014, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our President and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Form 10-Q - Q3	Madison Explorations, Inc.	Page 10

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

On October 28, 2014 the British Columbia Securities Commission (the “BCSC”) revoked the cease trade order (the “CTO”) against Madison as a result of Madison filing all the required disclosure documents as required by applicable regulations of the BCSC and confirming its intention to meet continuous disclosure obligations. The BCSC invoked the CTO on January 20, 2009 as a result of Madison failing to file financial statements, among other continuous disclosure documents, with the BCSC. On May 21, 2014 Madison applied to the BCSC to have the CTO revoked and filed all past and current continuous disclosure documents with the BCSC. As of September 27, 2014, Madison has filed all continuous disclosure documents with the BCSC and has been in compliance with the applicable regulations of the BCSC.

Form 10-Q - Q3	Madison Explorations, Inc.	Page 11

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Madison Explorations, Inc. for the quarter ended September 30, 2014, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	To be filed at a later date

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

Form 10-Q - Q3	Madison Explorations, Inc.	Page 12

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Explorations, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Explorations, Inc.

Dated: November 19, 2014	By:	/s/ Frank McEnulty
	Name:	Frank McEnulty
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)