Form 10-K
period 2014-12-31
Madison Technologies Inc.
filed 2015-03-31
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2014

[ ]	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from __________ to __________

Commission file number 000-51302

madison Technologies Inc.
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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,925,000 ($0.60 X 4,875,000) as of June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock - $0.001 par value	11,320,000

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation and Certificate of Amendment) and Exhibit 3.2 (By-laws) both filed as exhibits to Madison’s registration statement on Form 10-SB-2 filed on May 4, 2005; Exhibit 3.3 (Certificate of Amendment) filed as an exhibit to Madison’s current report on Form 8-K filed March 11, 2015; Exhibit 10.3 (Letter of Intent) filed as an exhibit to Madison’s current report on Form 8-K filed April 22, 2014; Exhibit 10.4 (Asset Purchase Agreement) filed as an exhibit Madison’s current report on Form 8-K filed June 2, 2014; Exhibit 99.1 (Revocation Order of British Columbia Securities Commission), filed as an exhibit to Madison’s current report on form 8-K filed November 17, 2014.

Madison Technologies Inc.	Form 10-K - 2014	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2014, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

part I

Item 1. Business.

Summary

Madison Technologies Inc. (“Madison”) is a Nevada corporation that was incorporated on June 15, 1998. Madison was initially incorporated under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2015, Madison changed its name to “Madison Technologies Inc.,” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

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

Madison has an authorized capital of 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 11,302,000 shares of Common Stock are currently issued and outstanding.

Madison has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Madison’s business.

Madison Technologies Inc.	Form 10-K - 2014	Page 3

Business of Madison

During the fiscal period ended December 31, 2013 Madison was engaged in the business mineral exploration. Madison’s principal business was the acquisition and exploration of mineral resources.

Subsequently, management decided to expand Madison’s focus and identify and assess new projects for acquisition purposes that are more global in nature and technology-based.

CannaStrips Technology

In April 2014 Madison entered into a letter of intent to acquire all the rights, title and interest in a cannabis delivery technology known as ‘CannaStrips’ (the Technology), including all intellectual property, equipment, and technology used in and related to the Technology, and including any related technology or related applications to be developed (collectively, the “CannaStrips Asset”). Madison had 30 days to complete its due diligence on the Technology. During that time period, Madison had the exclusive right to acquire the Technology on certain terms and conditions, including, among others, US$50,000 payable in 5 hundred thousand restricted common shares of Madison at a deemed price of $0.10 per share. The 5 hundred thousand restricted common shares will be issued within 30 business days of the signing of the Formal Agreement, see Exhibit 10.3 Letter of Intent dated April 17, 2014 for more details.

On May 28, 2014 Madison’s, board of directors approved the asset purchase of the CannaStrips cannabis delivery technology. The board of director’s approval formally authorized the Company to close the CannaStrips Asset Purchase and acquire the CannaStrips technology and related intellectual property. The transaction formally closed on May 28, 2014.

At Closing the Board of Directors authorized the issuance of 500,000 shares of unregistered restricted Common Stock. In exchange the Company acquired the asset CannaStrips and all intellectual property related to the asset, see Exhibit 10.4 Asset Purchase Agreement dated May 28, 2014 for more details.

After six months of further research and development of the technology the board determined that the present state of federal drug enforcement laws in the United States does not provide the legal framework for Madison to secure a market, develop further delivery mechanisms, or generate revenue from the technology without violating the current laws.

On December 12, 2014 the board of Madison and Mr. Brent Inzer have mutually agreed to terminate the asset purchase agreement for the purchase of the technology known as “CannaStrips” and related intellectual property.

As part of the asset purchase agreement, the board of directors had authorized the issuance of 500,000 shares of unregistered restricted Common Stock. Due to a cease trade order in British Columbia the board could not issue the authorized shares at that time. As of the date of the termination of the asset purchase agreement the 500,000 shares had not been issued and, as a result of the termination, will not be issued. See Current Report filed December 15, 2015 for more details.

Plan of Operations

Our plan of operation is to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that these events can be successfully completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

General Business Plan

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

Madison Technologies Inc.	Form 10-K - 2014	Page 4

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders.

In analyzing prospective business opportunities, we will consider such matters as:

(i) available technical, financial and managerial resources;

(ii) working capital and other financial requirements;

(iii) history of operations, if any, and prospects for the future;

(iv) nature of present and expected competition;

(v) quality, experience and depth of management services;

(vi) potential for further research, development or exploration;

(vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company;

(viii) potential for growth or expansion;

(ix) potential for profit;

(x) public recognition and acceptance of products, services or trades;

(xi) name identification; and

(xii) other factors that we consider relevant.

As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Madison Technologies Inc.	Form 10-K - 2014	Page 5

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our current directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or our controlling shareholder may sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered a shell company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders. As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will:

(i) require specific representations and warranties by all of the parties;

(ii) specify certain events of default;

(iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing;

(iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants;

(v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Madison Technologies Inc.	Form 10-K - 2014	Page 6

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Raw Materials

The raw materials for any of Madison’s potential technology acquisitions have yet to be determined.

Dependence on Major Customers

Madison has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Madison has no intellectual property such as patents or trademarks. Additionally, Madison has no royalty agreements or labor contracts.

Government Approval

Madison does not require government approval to develop or sell its technology in non-embargoed countries.

Government Controls and Regulations

Currently, other than business and operations licenses applicable to most commercial ventures, Madison is not required to obtain any governmental approval for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on Madison and its business operations.

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

Item 4. Mine Safety Disclosures.

There are no current mining activities at the date of this report.

Madison Technologies Inc.	Form 10-K - 2014	Page 7

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low bid information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended March 31, 2015. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids(1)
Period ended	High	Low	Source
31 March 2015	$0.599	$0.001	OTC Markets Group Inc.
31 December 2014	$1.57	$0.001	OTC Markets Group Inc.
30 September 2014	$1.50	$0.001	OTC Markets Group Inc.
30 June 2014	$1.00	$0.001	OTC Markets Group Inc.
31 March 2014	$0.30	$0.001	OTC Markets Group Inc.
31 December 2013	$0.17	$0.001	OTC Markets Group Inc.
30 September 2013	$0.185	$0.001	OTC Markets Group Inc.
30 June 2013	$0.35	$0.001	OTC Markets Group Inc.
31 March 2013	$0.30	$0.001	OTC Markets Group Inc.

(1) All high & low bid data for all periods reflect Madison’s 10:1 consolidation, which was effective March 11, 2015

Effective March 11, 2015, by a majority vote of the shareholders, Madison consolidated its issued and outstanding shares of common stock, without correspondingly decreasing the number of authorized shares of common stock, on a 10 “old” shares for every one “new” share basis, resulting in a decrease of Madison’s issued and outstanding share capital from 113,020,000 shares to approximately 11,302,000 shares of common stock, not including any rounding up of fractional shares to be issued on consolidation.

(b)	Holders of Record

Madison has approximately 9 holders of record of Madison’s Common Stock as of December 31, 2014 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

(c)	Dividends

Madison has declared no dividends on its Common Stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of Common Stock. Dividends are declared at the sole discretion of Madison’s Board of Directors.

(d)	Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K., with the exception of the following:

i) May 28, 2014 – CannaStrips Technology Acquisition

On May 28, 2014, the board of directors formally authorized the Madison to close the CannaStrips Asset Purchase and acquire the CannaStrips technology and related intellectual property. The board of directors also approved the issuance of 500,000 restricted common stock in the capital of Madison pursuant to the terms and conditions of an asset purchase agreement dated May 28, 2014, see Exhibit 10.4 Asset Purchase Agreement dated May 28, 2014 for more details. However, due to a cease trade order in British Columbia the board could not issue the authorized shares at that time. As of the date of the termination of the asset purchase agreement the 500,000 shares had not been issued and, as a result of the termination, will not be issued. See Form 8-K - Current Report filed December 15, 2015 for more details.

There is currently $155,000 in outstanding debt securities convertible into, 17,055,556 shares of Madison’s Common Stock.

Madison Technologies Inc.	Form 10-K - 2014	Page 8

(e)	Penny Stock Rules

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF MADISON TECHNOLOGIES INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Madison was incorporated in the State of Nevada on June 15, 1998 under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2015, Madison changed its name to “Madison Technologies Inc.,” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

Madison is a development stage technology company. Madison’s principal business is the acquisition and development of technology. Madison does not currently have any interest in any technologies and is presently seeking to acquire a new technology.

Results of Operation for the Period Ended December 31, 2014

During the fiscal year ended December 31, 2014, we incurred net losses of $55,324 consisting of general and administrative expenses, compared to our net losses in fiscal 2013 of $18,179. Our losses in the current fiscal year were significantly higher due to higher general and administrative expenses that we incurred in connection with our preparation and filings in reference to out application to the British Columbia Securities Commission (BCSC) to remove a cease trade order (CTO) issued by the BCSC. Effective October 28, 2014 the BCSC accepted out application and revoked the CTO. See Exhibit 99.1 – Revocation Order for more details.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Madison Technologies Inc.	Form 10-K - 2014	Page 9

Liquidity and Capital Resources

As of December 31, 2014, Madison had total assets of $3,230, and a working capital deficit of $232,120, compared with a working capital deficit of $178,472 as of December 31, 2013. The increase in the working capital deficit was primarily due to an increase in notes payable and an increase in convertible notes payable. The assets consisted of $3,230 in cash and the liabilities consisted of $30,456 in accounts payable ($31,842 in 2013), $107,300 in notes payable and accrued interest ($80,310 in 2013), $97,333 in convertible notes payable ($76,000 in 2013), and $261 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its plan of operations and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2014, net cash used in operating activities increased to $56,711 compared with $18,728 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $81,716 less a non cash interest on the convertible debt of $21,333, and a decrease of $1,386 in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended December 31, 2014 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $50,000 for the fiscal year ended December 31, 2014 as compared with financing activities of $25,468 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Plan of Operation

Our plan of operations is to raise debt and, or, equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete these transactions. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries; though no such opportunities have been identified at the time of this filing.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

Madison Technologies Inc.	Form 10-K - 2014	Page 10

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the Company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

As at December 31, 2014, Madison had cash of $3,230 and a working capital deficit of $232,120. Accordingly, Madison will require additional financing in the amount of $267,890 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this annual report, management anticipates that Madison will not generate any revenue. Accordingly, Madison will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding Madison’s plan of operations as it does not have tangible assets to secure any debt financing. Rather, management anticipates that additional funding will be in the form of equity financing from the sale of Madison’s Common Stock. However, Madison does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its Common Stock to fund its plan of operations. In the absence of such financing, Madison will not be able to acquire any interest in a new technology and its business plan will fail. Even if Madison is successful in obtaining equity financing and acquire an interest in a new technology, additional research and development will be required before a determination as to whether the technology will be commercially viable. If Madison does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next 12 months.

Off-Balance Sheet Arrangements

Madison has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Madison Technologies Inc.	Form 10-K - 2014	Page 11

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2014.

Going Concern

The independent auditors’ report accompanying our December 31, 2014 and 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Madison Technologies Inc.	Form 10-K - 2014	Page 12

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

(Formerly Madison Explorations, Inc.)

Consolidated Financial Statements

December 31, 2014

(Audited)

Madison Technologies Inc.	Form 10-K - 2014	Page 13

K. R. Margetson Ltd.

Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:

Madison Technologies Inc.

We have audited the accompanying consolidated balance sheets of Madison Technologies Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2014 .. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

“K R. Margetson Ltd.”
Chartered Accountants

Vancouver, Canada

March 31, 2015

210, 905 West Pender Street	Tel: 604-641-4450
Vancouver BC	Fax: 1-855-603-3228
Canada

Madison Technologies Inc.	Form 10-K - 2014	F-1

MADISON TECHNOLOGIES INC.

(Formerly Madison Explorations, Inc.)

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$3,230	$9,941

Total Assets	$3,230	$9,941

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,456	$31,842
Notes Payable and accrued interest - Note 3	107,300	80,310
Convertible notes payable - Note 7	97,333	76,000
Related party advance - Note 5	261	261

TOTAL LIABILITIES	235,350	188,413

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	199,600	174,600
Accumulated other comprehensive loss	(2,746)	(5,814)
Accumulated deficit during exploration stage	(440,276)	(358,560)

Total stockholders’ deficiency	(232,120)	(178,472)

Total liabilities and stockholders’ deficiency	$3,230	$9,941

See Accompanying Notes to Consolidated Financial Statements.

Madison Technologies Inc.	Form 10-K - 2014	F-2

MADISON TECHNOLOGIES INC.

(Formerly Madison Explorations, Inc.)

Consolidated Statements of Operations

	For the	For the
	year ended	year ended
	December 31, 2014	December 31, 2013

Revenues	$-	$-

Operating expenses
General and administrative	55,325	18,179
	55,324	18,179

Loss before other expense	(55,324)	(18,179)

Other expense - interest	(26,392)	(22,189)

Net loss	(81,716)	(40,368)

Other Comprehensive income
Translation gain	3,068	2,670

Total comprehensive loss	$(78,648)	$(37,698)

Net loss per share-Basic and diluted	$(0.000)	$(0.000)

Average number of shares of common stock outstanding	11,302,000	11,302,000

See Accompanying Notes to Consolidated Financial Statements.

Madison Technologies Inc.	Form 10-K - 2014	F-3

MADISON TECHNOLOGIES INC.

(Formerly Madison Explorations, Inc.)

Consolidated StatementS of stockholders’ equity (DEFICIency)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2012, as amended (Notes 1 and 6)	11,302,000	$11,302	$149,600	$(8,484)	$(318,192)	$(165,774)

Foreign currency adjustments		-	-	2,670	-	2,670
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2013		-	-	-	(40,368)	(40,368)

Balance December 31, 2013	11,302,000	11,302	174,600	(5,814)	(358,560)	(178,472)

Foreign currency adjustments		-	-	3,068	-	3,068
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2014		-	-	-	(81,716)	(74,262)

Balance December 31, 2014	11,302,000	$11,302	$199,600	$(2,746)	$(440,276)	$(232,120)

See Accompanying Notes to Consolidated Financial Statements.

Madison Technologies Inc.	Form 10-K - 2014	F-4

MADISON TECHNOLOGIES INC.

(Formerly Madison Explorations, Inc.)

Consolidated StatementS of cash flows

	For the	For the
	year ended	year ended
	December 31, 2014	December 31, 2013

Cash Flows from operating activities:
Net loss	$(81,716)	$(40,368)
Amortization of convertible debt discount recorded as interest	21,333	18,750
Accrued interest on notes payable	5,058	3,438
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(1,386)	(548)

Net cash used in operating activities	(56,711)	(18,728)

Cash Flows From Investing Activities
Net cash provided (used in) investing activities	-	-
	-	-
Cash Flows from financing activities:
Notes payable	25,000
Proceeds of convertible notes payable	25,000	25,000
Related Party advances	-	(300)

Net Cash provided by (used in) financing activities	50,000	24,700

Net increase (decrease) in cash	(6,711)	5,972

Cash, beginning of period	9,941	3,969

Cash, end of period	$3,230	$9,941

SUPPLEMENTAL DISCLOSURE

Interest	$26,391	$22,189
Taxes paid	$-	$-

See Accompanying Notes to Consolidated Financial Statements

Madison Technologies Inc.	Form 10-K - 2014	F-5

MADISON TECHNOLOGIES INC.

(Formerly Madison Explorations, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 1	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

Up until fiscal 2014, the Company was in the business of mineral exploration. On May 28, 2014, the Company formalized an agreement whereby it purchased assets associated with a smokeless cannabis delivery system. The Company plans to develop this system for commercial purposes. On December 14, 2014, this asset purchase agreement has been terminated.

On January 21, 2015, a majority of the Company’s stockholders approved a consolidation of the issued and outstanding shares of common stock, on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 to 11,302,000. On March 9, 2015, the Company effectively changed its name from Madison Explorations, Inc. to Madison Technologies Inc. These financial statements give retroactive effect to both these changes.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $440,276 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2014, the Company did not have any cash equivalents (2013 – $nil), and $0 was deposited in accounts that were federally insured (2013 - $0).

Madison Technologies Inc.	Form 10-K - 2014	F-6

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

Madison Technologies Inc.	Form 10-K - 2014	F-7

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

Madison Technologies Inc.	Form 10-K - 2014	F-8

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

m) Technology Assets

Technology assets are capitalized in accordance with ASC Topic 350-40 “Intangibles – Goodwill and Other” The assets will be amortized, based on their estimated useful life once the assets are put into use.

n) Derivative Instruments

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

Madison Technologies Inc.	Form 10-K - 2014	F-9

p) Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities”. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has adopted the provisions of ASU 2014-10 for these financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Note 3	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at December 31, 2014, accrued interest on the note was $19,797 (December 31, 2013 - $17,797). The note payable balance including accrued interest was $44,797 as at December 31, 2014 (December 31, 2013 - $42,797). Interest on the debt for each of the years ended December 31 was $2,000.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%.

As at December 31, 2013, accrued interest on the note was $11,294 (December 31, 2013 - $11,090). The note payable balance including accrued interest was $35,793 as at December 31, 2014 (December 31, 2013 - $37,513). Interest on debt for the year ended December 31 was $1,349 in 2014 and $1,439 in 2013.

The company has an unsecured note payable on demand to Gens Incognito Inc. for $25.000. As at December 3, 2014, accrued interest on the note was $1,709 (December 31, 2013 - $0). The note payable balance including accrued interest was $26,709 as at December 31, 2014. (December 31, 2013 - $0).

Note 4	Technology Assets

On May 28, 2014, the Company finalized the asset purchase of the ‘CannaStrips’ technology – a smokeless cannabis delivery technology, by authorizing the issue of 500,000 restricted shares at a value of $0.10 each. As of December 14, 2014, the asset purchase was terminated and no shares were issued.

Madison Technologies Inc.	Form 10-K - 2014	F-10

Note 5	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at December 31, 2014 is $261. There were no related party transactions in the year ended December 31, 2014.

Note 6	Common Stock

On January 15, 2014, the Company consolidated the issued and outstanding common stock on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 shares to 11,302,000 shares of common stock. This consolidation has been applied retroactively and all references to the number of shares issued reflect this consolidation

On June 15, 1998 the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

On June 7, 2004 the Company issued 5,907,000 in consideration of $472 in cash. ($.00008 per share.)

On June 14, 2001 the Company approved a forward stock split of 5,000:1. These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 20,000 Regulation-S shares in exchange for $50,000. ($2.50 per share).

There are no shares subject to warrants, options or other agreements as December 31, 2014.

Note 7	Convertible Note Payable

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

The balance of the first convertible note payable is as follows:

	2014	2013
Balance - December 31
Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000
Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008.

Madison Technologies Inc.	Form 10-K - 2014	F-11

The balance of the second convertible note is as follows:

	2014	2013
Balance - December 31
Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000
Balance allocated to convertible note payable	-	-
Amortized discount	18,000	14,000
Balance, convertible note payable	$18,000	$14,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2014 and 2013, $4,000 was recorded as interest expense. As at December 31, 2014, the unamortized discount is $2,000.

The balance of the third convertible note payable is as follows:

	2014	2013
Balance - December 31
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000
Balance allocated to convertible note payable	-	-
Amortized discount	7,500	5,500
Balance, convertible note payable	$7,500	$5,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2014 and 2013, $2,000 was recorded as interest expense. As at December 31, 2014, the unamortized discount is $2,500.

The balance of the fourth convertible note payable at is as follows:

	2014	2013
Balance - December 31
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000
Balance allocated to convertible note payable
Amortized discount	8,750	3,750
Balance, convertible note payable	$8,750	$3,750

The total discount of $25,000 will be amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2014, $5,000 was recorded as interest expense. As at December 31, 2014 the unamortized discount is $16,250.

Madison Technologies Inc.	Form 10-K - 2014	F-12

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

The balance of the first convertible note payable is as follows:

	2014	2013
Balance - December 31
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000
Balance allocated to convertible note payable	-	-
Amortized discount	7,250	5,250
Balance, convertible note payable	$7,250	$5,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2014 and 2013, $2,000 was recorded as interest expense. As at December 31, 2013, the unamortized discount is $2,750.

The balance of the second convertible note payable is as follows:

	2014	2013
Balance - December 31
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000
Balance allocated to convertible note payable	-	-
Amortized discount	12,500	7,500
Balance, convertible note payable	$12,500	$7,500

The total discount of $25,000 will be amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2014 and 2013, $5,000 was recorded as interest expense and $5,000. As at December 31, 2014 the unamortized discount is $12,500.

Madison Technologies Inc.	Form 10-K - 2014	F-13

There is one convertible note payable which is non-interest bearing, unsecured and payable on demand. At any time prior to repayment any portion or the entire note may be converted into common stock at the discretion of the holder on the basis of $0.045 of debt to 1 share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect.

The balance of this convertible note payable is as follows:

	Sept 30, 2014	Dec 31, 2013
Balance
Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-
Balance allocated to convertible note payable	-	-
Amortized discount	3,333	-
Balance, convertible note payable	$3,333	$-

The total discount of $25,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2014 $3,333 was recorded as interest expense. As at December 31, 2014 the unamortized discount was $21,667.

Note 8	Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative to
	December 31, 2014	December 31, 2013	December 31, 2012

Net income (loss) for the period	$(81,716)	$(40,368)	$(432,822)
Statutory and effective tax rates	26%	25.8%	25.0%
Income taxes expenses (recovery) at the effective rate	$(21,246)	$(10,395)	$(79,548)
Effect of permanent differences	5,547	4,829	14,313
Effect of changes in income tax rate	-	(2,664)	-
Benefit not recognized	15,700	8,230	65,236
Corporate income tax expense (recovery) and corporate income tax Liability (asset)	$-	$-	$-

As at December 31, 2014 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below.  A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31, 2014	December 31, 2013	December 31, 2012

Tax loss carried forward	$42,943	$282,560	$260,942

Deferred tax assets	$86,166	$73,466	$65,236
Valuation allowance	(89,166)	(73,466)	(65,236)

Deferred taxes recognized	$-	$-	$-

The tax losses will expire between 2015 and 2034.

Madison Technologies Inc.	Form 10-K - 2014	F-14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Madison’s accountants on accounting and financial disclosure. Madison’s Independent Registered Public Accounting Firm since January 31, 2009 has been K. R. Margetson Ltd., Chartered Accountants, 210, 905 West Pender Street, Vancouver BC V6C 1L6, Canada.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Technologies Inc.	Form 10-K - 2014	Page 14

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2014 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2014, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Madison reported all information that was required to be disclosed in a report on Form 8-K.

Madison Technologies Inc.	Form 10-K - 2014	Page 15

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Each director of Madison holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Madison’s management team is listed below.

Officer’s Name	Madison Technologies Inc.	Scout Resources, Inc.
Joseph Gallo	Director and President, CEO, CFO, Treasurer, Corporate Secretary	Director and President

Joseph Gallo Mr. Gallo (55 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011. Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a “Solid Construction”) that he founded and has run since 1992. In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology (“speed indicating light mechanism”). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo’s past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2014 were met, with the exception of the following: Brent Inzer failed to file a Form 3 (Initial Statement of Beneficial Ownership) and a Form 5 (Annual Statement of Beneficial Ownership), and each of Joseph Gallo, Steven Cozine, and Frank McEnulty failed to file a Form 5 (Annual Statement of Beneficial Ownership).

Madison Technologies Inc.	Form 10-K - 2014	Page 16

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

(h) Identification of Audit Committee

Madison does not have a separately-designated standing audit committee. Rather, Madison’s entire board of directors performs the required functions of an audit committee. Currently, Joseph Gallo is the only member of Madison’s audit committee, but he does not meet Madison’s independent requirements for an audit committee member. See “Item 12. (c) Director independence” below for more information on independence.

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

As of December 31, 2014, Madison did not have a written audit committee charter or similar document.

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

Madison Technologies Inc.	Form 10-K - 2014	Page 17

Item 11. Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2014.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Joseph Gallo President June 2007 – Sep 2014 Secretary/Treasurer Sep 2011 – Sep 2014 President Jan 2015 – present Secretary/Treasurer Jan 2015 - present	2014 2013 2012	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Frank McEnulty President Nov 2014 – Jan 2015	2014 2013 2012	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil nil nil

Brent Inzer President Sep 2014 – Nov 2014	2014 2013 2012	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil nil nil

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

Madison Technologies Inc.	Form 10-K - 2014	Page 18

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	3,088,500	27.3%
Common Stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	3,338,500	29.5%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 11,320,000 shares of Common Stock issued and outstanding as of March 31, 2015.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	3,088,500	27.3%
Common Stock	Directors and Executive Officers (as a group)	3,088,500	27.3%

[1] Based on 11,320,000 shares of Common Stock issued and outstanding as of March 31, 2015.

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

(b) Promoters and control persons

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of Madison’s business. From June 2007 until July 2011, Joseph Gallo and Steven Cozine were promoters of Madison’s business. From July 2011 until September 2014 Joseph Gallo was the promoter of Madison’s business. From September 2014 until November 2014 Brent Inzer was the promoter of Madison’s business. From November 2014 until Jan 2015 Mr. Frank McEnulty was the promoter of Madison’s business. From January 2015 until present Mr. Joseph Gallo has been the promoter of Madison’s business, none of these promoters have received anything of value from Madison nor is any person entitled to receive anything of value from Madison for services provided as a promoter of the business of Madison.

Madison Technologies Inc.	Form 10-K - 2014	Page 19

(c) Director independence

Madison’s board of directors currently consists of Joseph Gallo. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Madison’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of Madison’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Madison in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Madison’s stock will not preclude a director from being independent.

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

2014 - $8,900 – K. R. Margetson Ltd. – Chartered Accountants

2013 - $8,750 – K. R. Margetson Ltd. – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2014 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2013 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2013 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2013 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(5) The percentage of hours expended on the principal accountant’s engagement to audit Madison’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Madison Technologies Inc.	Form 10-K - 2014	Page 20

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

Consolidated financial statements of Madison Technologies Inc. have been included in Item 8 above.

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.1	Mineral Property Agreement dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.3	Letter of Intent dated April 17, 2014, filed as an exhibit to Madison’s current report on Form 8-K filed April 22, 2014, and incorporated herein by reference.	Filed

10.4	Asset Purchase Agreement dated May 28, 2014, filed as an exhibit Madison’s current report on Form 8-K filed June 2, 2014, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.1	Revocation Order of British Columbia Securities Commission, filed as an exhibit to Madison’s current report on form 8-K filed November 17, 2014, and incorporated herein by reference.	Filed

101*	Financial statements from the annual report on Form 10-K of Madison Explorations, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	Furnished

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

Madison Technologies Inc.	Form 10-K - 2014	Page 21

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President

Dated:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Joseph Gallo

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

March 31, 2015
Joseph Gallo

Madison Technologies Inc.	Form 10-K - 2014	Page 22