Form 10-Q
period 2015-03-31
Madison Technologies Inc.
filed 2015-05-13
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2015

[ ]	transition report under section 13 or 15(d) of the securities exchange act of 1934

For the transition period from __________ to __________

Commission file number 000-51302

madison Technologies inc.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2825 E. Cottonwood Parkway, Suite 500, Salt Lake City, Utah	84121
(Address of principal executive offices)	(Zip Code)

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

Larger accelerated filer	[ ]	Accelerated filer[ ]	[ ]
Non-accelerated filer	[ ]
(Do not check if a smaller reporting company)		Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 13, 2015
Common Stock - $0.001 par value	11,302,000

Form 10-Q - Q1	Madison Technologies, Inc.	Page 2

MADISON TECHNOLOGIES INC.

interim Consolidated Financial Statements

MARCH 31, 2015

Form 10-Q - Q1	Madison Technologies, Inc.	Page 3

part I – financial information

Item 1. Financial Statements.

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q1	Madison Technologies, Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$23,374	$3,230

Total Assets	$23,374	$3,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,002	$30,456
Notes Payable and accrued interest - Note 4	105,961	107,300
Convertible notes payable - Note 8	103,083	97,333
Related party advance - Note 6	261	261

TOTAL LIABILITIES	250,307	235,350

STOCKHOLDERS’ DEFICIT

Common Stock - Note 7 Par Value: $0.0001 Authorized 500,000,000 shares Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	224,600	199,600
Accumulated other comprehensive loss	126	(2,746)
Accumulated deficit	(462,962)	(440,276)

Total stockholders’ deficiency	(226,933)	(232,120)

Total liabilities and stockholders’ deficiency	$23,374	$3,230

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q - Q1	Madison Technologies, Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

Revenues	$-	$-

Operating expenses
General and administrative	15,402	4,766
	15,402	4,766

Loss before other expense	(15,402)	(4,766)

Other expense - interest	(7,283)	(5,339)

Net loss	(22,685)	(10,105)

Other Comprehensive income
Translation gain	2,873	1,244

Total comprehensive loss	$(19,813)	$(8,861)

Net loss per share
-Basic and diluted	$(0.002)	$(0.001)

Average number of shares of common stock outstanding	11,302,000	11,302,000

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q - Q1	Madison Technologies, Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of stockholders’ DEFICIency

(UNAUDITED)

			Additional	Accumulated
	Common		Paid-in	Other	Accumulated
	Shares	Amount	Capital	Comprehensive	Deficit	Total

Balance December 31, 2013	11,302,000	11,302	174,600	Income	(358,560)	(178,472)

Foreign currency adjustments		-	-	3,068	-	3,068
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2014		-	-	-	(81,716)	(74,262)

Balance December 31, 2014	11,302,000	$11,302	$199,600	$(2,746)	$(440,276)	$(232,120)

Foreign currency adjustments		-	-	2,872	-	2,872
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, March 31, 2015		-	-	-	(22,685)	(22,685)

Balance March 31, 2015	11,302,000	$11,302	$224,600	$126	$(462,962)	$(226,933)

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q - Q1	Madison Technologies, Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of cash flows

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2015

Cash Flows from operating activities:
Net loss	$(22,685)	$(10,105)
Amortization of convertible debt discount recorded as interest	5,750	4,500
Accrued interest on notes payable	1,533	839
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	10,546	(3,876)

Net cash used in operating activities	(4,856)	(8,642)

Cash Flows from financing activities:
Notes payable	-
Proceeds of convertible notes payable	25,000	-
Related Party advances	-	-

Net Cash provided by financing activities	25,000	-

Net increase (decrease) in cash	20,144	(8,642)

Cash, beginning of period	3,230	9,941

Cash, end of period	$23,374	$1,299

SUPPLEMENTAL DISCLOSURE

Interest	$7,282	$5,339
Taxes paid	$-	$-

See Accompanying Notes to Interim Consolidated Financial Statements

Form 10-Q - Q1	Madison Technologies, Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2014 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2014 annual financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015.

Note 2	Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

Up until fiscal 2014, the Company was in the business of mineral exploration. On May 28, 2014, the Company formalized an agreement whereby it purchased assets associated with a smokeless cannabis delivery system. The Company planned to develop this system for commercial purposes. On December 14, 2014, this asset purchase agreement has been terminated.

On January 21, 2015, a majority of the Company’s stockholders approved a consolidation of the issued and outstanding shares of common stock, on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 to 11,302,000. On March 11, 2015, the Company effectively changed its name from Madison Explorations, Inc. to Madison Technologies Inc. and effected the stock consolidation. These financial statements give retroactive effect to both these changes.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $462,962 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Form 10-Q - Q1	Madison Technologies, Inc.	Page 9

Note 3	Summary of Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended December 31, 2014.

Note 4	Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has adopted the provisions of ASU 2014-10 for these financial statements.

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

As at March 31, 2015, accrued interest on the note was $20,297 (March 31, 2014 - $18,297). The note payable balance including accrued interest was $45,297 as at March 31, 2015 (March 31, 2014 - $43,297). Interest on the debt for each of the years ended December 31 was $2,000.

b)	$26,423 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2015, accrued interest on the note was $11,296 (March 31, 2014 - $10,185). The note payable balance including accrued interest was $33,218 as at March 31, 2015 (March 31, 2014 - $36,608). Interest on debt for the three months ended March 31 was $296 in 2015 and $339 in 2014.

The company has an unsecured note payable on demand to Gens Incognito Inc. for $25.000. As at March 31, 2015, accrued interest on the note was $2,446 (March 31, 2014 - $0). The note payable balance including accrued interest was $27,446 as at March 31, 2015 (March 31, 2014 - $0)

Form 10-Q - Q1	Madison Technologies, Inc.	Page 10

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at March 31, 2014 is $261. There were no related party transactions during the three months ended March 31, 2015.

Note 7	Common Stock

On January 21, 2015, a majority of the Company’s stockholders approved a consolidation of the issued and outstanding shares of common stock, on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 to 11,302,000. This was effected on March 11, 2015. This consolidation has been applied retroactively and all references to the number of shares issued reflect this consolidation.

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

There are no shares subject to warrants, options or other agreements as March 31, 2015.

Note 8	Convertible Note Payable

In total there are eight convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder on three different bases. The effect that conversion would have on earnings per share has not been disclosed due to the anit-dilutive effect.

There are four convertible notes payable convertible on the basis of $0.10 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.10 of debt to 1 common share is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

Form 10-Q - Q1	Madison Technologies, Inc.	Page 11

The total discount of $40,000 was amortized over 5 years starting April, 2008

The balance of the second convertible note convertible on the basis of $0.10 of debt to 1 common share is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	19,000	18,000
Balance, convertible note payable	$19,000	$18,000

The total discount of $20,000 is being amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2015 and 2014, $1,000 was recorded as interest expense. As at March 31, 2015, the unamortized discount is $1,000.

The balance of the third convertible note payable convertible on the basis of $0.10 of debt to 1 common share is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	8,000	5,500
Balance, convertible note payable	$8,000	$5,500

Form 10-Q - Q1	Madison Technologies, Inc.	Page 12

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2015 and 2014, $500 was recorded as interest expense. As at March 31, 2015, the unamortized discount is $2,000.

The balance of the fourth convertible note payable convertible on the basis of $0.10 of debt to 1 common share at is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	10,000	8,750
Balance, convertible note payable	$10,000	$8,750

The total discount of $25,000 will be amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014, $1,250 was recorded as interest expense. As at March 31, 2015 the unamortized discount is $15,000

.

There are two convertible notes payable convertible on the basis of $0.05 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance		2014

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	7,750	5,250
Balance, convertible note payable	$7,750	$5,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2015 and 2014, $500 was recorded as interest expense. As at March 31, 2015, the unamortized discount is $2,250.

Form 10-Q - Q1	Madison Technologies, Inc.	Page 13

The balance of the second convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	13,750	12,500
Balance, convertible note payable	$13,750	$12,500

The total discount of $25,000 will be amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the three months ended December 31, 2015 and 2014, $1,250 was recorded as interest expense. As at March 31, 2015 the unamortized discount is $11,250.

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share The balance of this convertible note payable is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	4,583	3,333
Balance, convertible note payable	$4,583	$3,333

The total discount of $25,000 is being amortized over 5 years starting May, 2014. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2014 $1,250 was recorded as interest expense. As at December 31, 2014 the unamortized discount was $20,417.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share The balance of this convertible note payable is as follows:

	Mar 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	-	-
Balance, convertible note payable	$-	$-

The total discount of $25,000 is being amortized over 5 years starting April, 2015. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2015 $0 was recorded as interest expense. As at March 31, 2015 the unamortized discount was $25,000

Form 10-Q - Q1	Madison Technologies, Inc.	Page 14

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2015 should be read in conjunction with Madison’s unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2015.

GENERAL

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

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature.We are considered to be a “shell company”, which is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. An investment in the shares of a shell company should be considered highly illiquid given the resale restrictions that apply to them. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended March 31, 2015 and March 31, 2014

Our net loss for the three-month period ended March 31, 2015 was $22,685 (2014: $10,105), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2015 or 2014. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing obligations with both the SEC and with SEDAR in Canada.

The weighted average number of shares outstanding was 11,302,000 for the three-month period ended March 31, 2015 and 11,302,000 for the three-month period ended March 31, 2014.

Form 10-Q - Q1	Madison Technologies, Inc.	Page 15

Liquidity and Capital Resources

As at March 31, 2015, our current assets were $23,374 compared to $3,230 in current assets at December 31, 2014. As of March 31, 2015, our current liabilities were $250,307 compared to $235,350 at December 31, 2014. Current liabilities at March 31, 2015 were comprised of $105,961 in notes payable, $103,083 in convertible notes payable, $41,002 in accounts payable and $261 related party advance to our director.

Stockholders’ deficit decreased from $232,120 as of December 31, 2014 to $226,933 as of March 31, 2015.

As at, 2015, Madison had cash of $23,374 and a working capital deficit of $226,933, compared to cash of $3,230 and working capital deficit of $232,120 as at, 2014.

Net Cash Used in Operating Activities

Madison used cash of $4,856 in operating activities during the first three months of fiscal 2015 compared to cash used of $8,642 in operating activities during the same period in the previous fiscal year. The decrease in the operating activities was principally a result of an decrease in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first three months of fiscal 2015 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $25,000 for the first three months of fiscal 2015. Madison generated nil from financing activities during the first three months of fiscal 2014 from the proceeds of a note payable.

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

Form 10-Q - Q1	Madison Technologies, Inc.	Page 16

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

As at March 31, 2015, Madison had cash of $23,374 and a working capital deficit of $226,933. Accordingly, Madison will require additional financing in the amount of $248,599 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Form 10-Q - Q1	Madison Technologies, Inc.	Page 17

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

Item 4. Controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls andprocedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Form 10-Q - Q1	Madison Technologies, Inc.	Page 18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Madison did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Madison did not sell any unregistered equity securities.

Item 3. Defaults upon senior securities

No report required.

Item 4. Submission of matters to a vote of security holders

No report required.

Item 5. Other information

No report required.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

Form 10-Q - Q1	Madison Technologies, Inc.	Page 19

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: May 13, 2015	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)