Form 10-Q/A
period 2015-06-30
Madison Technologies Inc.
filed 2015-08-17
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2015

Common Stock - $0.001 par value	113,020,000

Form 10-Q - Q2	Madison Technologies Inc.	Page 2

FORM 10-Q/A

EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Original Form 10-Q”), which was originally filed on August 12, 2015 solely to correct certain typographical errors within the Form 10-Q, Exhibit 31 and Exhibit 32 in the Original Form 10-Q. Except as described in the preceding sentence, the Registrant has not modified or updated disclosures presented in the Original Form 10-Q in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as Exhibits to this Amendment under Item 6 of Part II hereof.

Form 10-Q - Q2	Madison Technologies Inc.	Page 3

Form 10-Q - Q2	Madison Technologies Inc.	Page 4

part I – financial information

Item 1. Financial Statements.

interim Consolidated Financial Statements

JUNE 30, 2015

(unaudited)

MADISON Technologies Inc.

(An Exploration Stage Enterprise)

Form 10-Q - Q2	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$2,392	$3,230

Total Assets	$2,392	$3,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,244	$30,456
Notes Payable and accrued interest - Note 4	108,285	107,300
Convertible notes payable - Note 8	110,083	97,333
Related party advance - Note 6	261	261

TOTAL LIABILITIES	244,873	235,350

STOCKHOLDERS’ DEFICIT

Common Stock - Note 7 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	224,600	199,600
Accumulated other comprehensive loss	(646)	(2,746)
Accumulated deficit	(477,737)	(440,276)

Total stockholders’ deficiency	(242,481)	(232,120)

Total liabilities and stockholders’ deficiency	$2,392	$3,230

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$0	$0	$0	$0

Operating expenses
General and administrative	6,224	19,082	21,627	23,848
	6,224	19,082	21,627	23,848

Loss before other expense	(6,224)	(19,082)	(21,627)	(23,848)

Other expense - interest	(8,551)	(6,381)	(15,834)	(11,721)

Net loss	(14,775)	(25,463)	(37,461)	(35,569)

Other Comprehensive income
Translation gain (loss)	(772)	(1,345)	2,100	(101)

Total comprehensive loss	$(15,547)	$(26,808)	$(35,361)	$(35,670)

Net loss per share -Basic and diluted	$(0.001)	$(0.002)	$(0.003)	$(0.003)

Average number of shares of common stock outstanding	11,302,000	11,302,000	11,302,000	11,302,000

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of stockholders’ DEFICIency

(UNAUDITED)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2013	11,302,000	11,302	174,600	(5,814)	(358,560)	(178,472)

Foreign currency adjustments		-	-	3,068	-	3,068
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2014		-	-	-	(81,716)	(74,262)

Balance December 31, 2014	11,302,000	$11,302	$199,600	$(2,746)	$(440,276)	$(232,120)

Foreign currency adjustments		-	-	2,100		2,100
Convertible debt - Note 8		-	25,000	-		25,000
Net Loss, June 30, 2015		-	-	-	(37,461)	(37,461)

Balance June 30, 2015	11,302,000	$11,302	$224,600	$(646)	$(477,737)	$(242,481)

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of cash flows

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014

Cash Flows from operating activities:
Net loss	$(37,461)	$(35,569)
Amortization of convertible debt discount recorded as interest	12,750	9,833
Accrued interest on notes payable	3,084	1,888
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(4,211)	(13,338)

Net cash used in operating activities	(25,838)	(37,186)

Cash Flows from financing activities:
Notes payable	-	25,000
Proceeds of convertible notes payable	25,000	25,000
Related Party advances	-	-

Net Cash provided by financing activities	25,000	50,000

Net increase (decrease) in cash	(838)	12,814

Cash, beginning of period	3,230	9,941

Cash, end of period	$2,392	$22,755

SUPPLEMENTAL DISCLOSURE

Interest	$15,834	$11,721
Taxes paid	$-	$-

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 9

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Note 1	Interim Reporting

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 10

Note 3	Summary of Significant Accounting Policies

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 11

Note 6	Related Party Advance

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

There are four convertible notes payable convertible on the basis of $0.10 of debt to 1 common share.

Form 10-Q - Q2	Madison Technologies Inc.	Page 12

The balance of the first convertible note payable convertible on the basis of $0.10 of debt to 1 common share is as follows:

	June 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000
Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008.

The balance of the second convertible note convertible on the basis of $0.10 of debt to 1 common share is as follows:

	June 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000
Balance allocated to convertible note payable	-	-
Amortized discount	20,000	18,000
Balance, convertible note payable	$20,000	$18,000

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 13

The balance of the fourth convertible note payable convertible on the basis of $0.10 of debt to 1 common share at is as follows:

	June 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000
Balance allocated to convertible note payable
Amortized discount	11,250	8,750
Balance, convertible note payable	$11,250	$8,750

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 14

The balance of the second convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	June 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000
Balance allocated to convertible note payable	-	-
Amortized discount	10,000	12,500
Balance, convertible note payable	$10,000	$12,500

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 15

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 16

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 17

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 18

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 19

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 20

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

2. a Form 51-102F1 Management’s Discussion and Analysis for the period ended September 30, 2008, as required under Part 5 of NI 51-102,

Form 10-Q - Q2	Madison Technologies Inc.	Page 21

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.3	Letter of Intent dated April 17, 2014 between Brent Inzer Madison Explorations Inc., filed as an exhibit to Madison’s Form 8-K filed on April 22, 2014

10.4	Asset Purchase Agreement dated May 28, 2014 between Madison Explorations and Brent Inzer, filed as an exhibit to Madison’s Form 8-K filed on June 2, 2014.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Madison Technologies Inc. for the quarter ended June 30, 2015, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	To be filed at a later date

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 22

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

Dated: August 17, 2015	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)