Form 10-Q
period 2015-09-30
Madison Technologies Inc.
filed 2015-11-16
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2015

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Common Stock - $0.001 par value	113,020,000

Form 10-Q – Q3	Madison Technologies Inc.	Page 2

part I – financial information

Item 1. Financial Statements.

interim Consolidated Financial Statements

SEPTEMBER 30, 2015

(unaudited)

MADISON TECHNOLOGIES INC.

Form 10-Q – Q3	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

interim Consolidated Financial Statements

SEPTEMBER 30, 2015

Form 10-Q – Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$564	$3,230

Total Assets	$564	$3,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,554	$30,456
Notes Payable and accrued interest - Note 4	107,139	107,300
Convertible notes payable - Note 8	116,083	97,333
Related party advance - Note 6	261	261

TOTAL LIABILITIES	249,037	235,350

STOCKHOLDERS’ DEFICIT
Common Stock - Note 7 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 11,302,000 shares	1,302	11,302
Additional Paid in Capital	224,600	199,600
Accumulated other comprehensive loss	2,036	(2,746)
Accumulated deficit	(486,411)	(440,276)

Total stockholders’ deficiency	(248,473)	(232,120)

Total liabilities and stockholders’ deficiency	$564	$3,230

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	Months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	1,137	15,229	22,765	39,077
	1,130	15,229	22,764	39,077

Loss before other expense	(1,137)	(15,229)	(22,765)	(39,077)

Other expense - interest	(7,536)	(7,343)	(23,370)	(19,064)

Net loss	(8,673)	(22,572)	(46,135)	(58,141)

Other Comprehensive income
Translation gain (loss)	2,682	1,672	4,782	1,571

Total comprehensive loss	$(5,991)	$(20,900)	$(41,353)	$(56,570)

Net loss per share - Basic and diluted	$(0.001)	$(0.002)	$(0.004)	$(0.003)

Average number of shares of common stock outstanding	11,302,000	11,302,000	11,302,000	11,302,000

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of stockholders’ DEFICIency

(UNAUDITED)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2013	11,302,000	$11,302	$174,600	$(5,814)	$(358,560)	$(178,472)

Foreign currency adjustments		-	-	3,068	-	3,068
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2014		-	-	-	(81,716)	(74,262)

Balance December 31, 2014	11,302,000	$11,302	$199,600	$(2,746)	$(440,276)	$(232,120)
Foreign currency adjustments		-	-	4,782	-	4,786
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, September 30, 2015		-	-	-	(46,135)	(46,135)

Balance September 30, 2015	11,302,000	$11,302	$224,600	$2,036	$(486,411)	$(248,473)

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of cash flows

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014

Cash Flows from operating activities:
Net loss	$(46,135)	$(58,141)
Amortization of convertible debt discount recorded as interest	18,750	15,583
Accrued interest on notes payable	4,621	3,480
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(4,902)	(14,445)

Net cash used in operating activities	(27,666)	53,523)

Cash Flows from financing activities:
Notes payable	-	25,000
Proceeds of convertible notes payable	25,000	25,000

Net Cash provided by financing activities	25,000	50,000

Net increase (decrease) in cash	(2,666)	(3,533)

Cash, beginning of period	3,230	9,941

Cash, end of period	$564	$6,408

SUPPLEMENTAL DISCLOSURE

Interest	$20,370	$19,064
Taxes paid	$-	$-

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2014 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2014 annual financial statements. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ended December 31, 2015.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $486,411 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Form 10-Q – Q3	Madison Technologies Inc.	Page 9

Note 3	Summary of Significant Accounting Policies

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

As at September 30, 2015, accrued interest on the note was $21,297 (September 30, 2014 - $19,297). The note payable balance including accrued interest was $46,297 as at September 30, 2015 (September 30, 2014 - $45,297). Interest on the debt for each of the nine months ended September 30 was $1,500.

b)	$22,368 ($30,000 CDN) with annual interest payable at 5%

As at September 30, 2015, accrued interest on the note was $9,506 (September 30, 2014 - $10,792). The note payable balance including accrued interest was $31,892 as at September 30, 2015 (September 30, 2014 - $36,968). Interest on debt for the nine months ended September 30 was $839 in 2015 and $1,026 in 2014.

The company has an unsecured note payable on demand to Gens Incognito Inc. for $25.000. As at September 30, 2015, accrued interest on the note was $3,950 (September 30, 2014 - $953). The note payable balance including accrued interest was $28,950 as at September 30, 2015 (September 30, 2014 - $25,953)

Form 10-Q – Q3	Madison Technologies Inc.	Page 10

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at September 30, 2015 is $261. There were no related party transactions during the nine months ended September 30, 2015.

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

There are no shares subject to warrants, options or other agreements as September 30, 2015.

Note 8	Convertible Note Payable

In total there are eight convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder on three different bases. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect.

There are four convertible notes payable convertible on the basis of $0.10 of debt to 1 common share

Form 10-Q – Q3	Madison Technologies Inc.	Page 11

The balance of the first convertible note payable convertible on the basis of $0.10 of debt to 1 common share is as follows:

	Sept 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000
Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008

The balance of the second convertible note convertible on the basis of $0.10 of debt to 1 common share is as follows:

	Sept 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000
Balance allocated to convertible note payable	-	-
Amortized discount	20,000	18,000
Balance, convertible note payable	$20,000	$18,000

The total discount of $20,000 was amortized over 5 years starting June 2010. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2015, $2,000 was recorded as interest expense.

For the nine months ended September 30, 2014, $3,000 was recorded as interest expense.

The balance of the third convertible note payable convertible on the basis of $0.10 of debt to 1 common share is as follows:

	Sept 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000
Balance allocated to convertible note payable	-	-
Amortized discount	9,000	5,500
Balance, convertible note payable	$9,000	$5,500

Form 10-Q – Q3	Madison Technologies Inc.	Page 12

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2015 and 2014, $1,500 was recorded as interest expense. As at September 30, 2015, the unamortized discount is $1,000.

The balance of the fourth convertible note payable convertible on the basis of $0.10 of debt to 1 common share at is as follows:

	Sept 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000
Balance allocated to convertible note payable
Amortized discount	12,500	8,750
Balance, convertible note payable	$12,500	$8,750

The total discount of $25,000 is being amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2015 and 2014, $3,750 was recorded as interest expense. As at September 30, 2015 the unamortized discount is $12,500

There are two convertible notes payable convertible on the basis of $0.05 of debt to 1 common share

The balance of the first convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	Sept 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000
Balance allocated to convertible note payable	-	-
Amortized discount	8,750	5,250
Balance, convertible note payable	$8,750	$5,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2015 and 2014, $1,500 was recorded as interest expense. As at September 30, 2015, the unamortized discount is $1,250.

Form 10-Q – Q3	Madison Technologies Inc.	Page 13

The balance of the second convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	Sept 30 2015	Dec 31 2014
Balance
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000
Balance allocated to convertible note payable	-	-
Amortized discount	16,250	12,500
Balance, convertible note payable	$16,250	$12,500

The total discount of $25,000 is being amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2015 and 2014, $3,750 was recorded as interest expense. As at September 30, 2015 the unamortized discount is $8,750.

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share The balance of this convertible note payable is as follows:

	Sept 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000
Balance allocated to convertible note payable	-
Amortized discount	7,083	3,333
Balance, convertible note payable	$7,083	$3,333

The total discount of $25,000 is being amortized over 5 years starting May, 2014. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2015 $3,750 was recorded as interest expense. For the nine months ended September 30, 2014 $2,088 was recorded as interest expense. As at September 30, 2015 the unamortized discount was $17,917.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share The balance of this convertible note payable is as follows:

	Sept 30, 2015	Dec 31, 2014
Balance
Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-
Balance allocated to convertible note payable
Amortized discount	2,500	-
Balance, convertible note payable	$2,500	$-

The total discount of $25,000 is being amortized over 5 years starting April, 2015. Accordingly, the annual interest rate is 20% and for the six months ended September 30, 2015 $2,500 was recorded as interest expense. As at September 30, 2015 the unamortized discount was $22,500.

.

Form 10-Q – Q3	Madison Technologies Inc.	Page 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2015 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended September 30, 2015.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 15

Nine months ended September 30, 2015 and September 30, 2014

Our net loss for the nine-month period ended September 30, 2015 was $48,135 (2014: $58,141), which consisted of general and administration expenses. We did not generate any revenue during either nine-month period in fiscal 2015 or 2014. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing obligations with both the SEC and with SEDAR in Canada.

The weighted average number of shares outstanding was 11,302,000 for the nine-month period ended September 30, 2015 and 11,302,000 for the nine-month period ended September 30, 2014.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2015, Madison had cash of $564 and a working capital deficit of $248,473, compared to cash of $3,230 and working capital deficit of $232,120 as at December 31, 2014.

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

Net Cash Used in Operating Activities

Madison used cash of $27,666 in operating activities during the first nine months of fiscal 2015 compared to cash used of $53,533 in operating activities during the same period in the previous fiscal year. The decrease in the operating activities was principally a result of an decrease in operating expenses and a reduction in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $nil for the first nine months of fiscal 2015 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $25,000 for the first nine months of fiscal 2015, as a result of $50,000 from proceeds of a convertible note payable. Madison generated $50,000 from financing activities during the first nine months of fiscal 2014 from the proceeds of a note payable and a convertible note.

Form 10-Q – Q3	Madison Technologies Inc.	Page 16

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 17

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

As at September 30, 2015, Madison had cash of $564 and a working capital deficit of $248,473 Accordingly, Madison will require additional financing in the amount of $292,909 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at September 30, 2015.

Form 10-Q – Q3	Madison Technologies Inc.	Page 18

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2015.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of September 30, 2015, Madison’s disclosure controls and procedures were effective.

Form 10-Q – Q3	Madison Technologies Inc.	Page 19

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

On January 20, 2009 the BC securities commission issued a new release announcing a CTO (Failure to File) against Madison Technologies Inc. stating;

Form 10-Q – Q3	Madison Technologies Inc.	Page 20

1. The Reporting Issuer is an OTC reporting issuer under BC Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets.

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

As of September 27, 2014 Madison Technologies Inc. has filed all the required disclosure documents as required under NI 51-102 and intends to continue to meet its’ Continuous Disclosure Obligation requirements under NI 51-102.

On October 28, 2014 the BC Securities Commission revoked the CTO.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.1	Mineral Property Agreement Contract dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.2	Amendment to Property Agreement dated September 1, 2005, filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

10.3	Option Agreement dated September 14, 2005 with Echo Resources, Inc., filed as an exhibit to Madison’s registration statement on Form 10-SB/A filed on November 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Madison Technologies, Inc. for the quarter ended September 30, 2015, formatted in XBRL: (ii) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), and (iv) the Consolidated Statements of Cash Flows	To be filed at a later date

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 21

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: November 16, 2015	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President (Principal Executive Officer)