Form 10-K
period 2015-12-31
Madison Technologies Inc.
filed 2016-03-30
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2015

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

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

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $706,875 ($0.145 X 4,875,000) as of June 30, 2015.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2016
Common Stock - $0.001 par value	11,302,000

Madison Technologies Inc.	Form 10-K - 2015	Page 2

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

Madison Technologies Inc.	Form 10-K - 2015	Page 3

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

part I

Item 1. Business.

Summary

Madison Technologies Inc. (“Madison”) is a Nevada corporation that was incorporated on June 15, 1998. Madison was initially incorporated under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2015, Madison changed its name to “Madison Technologies Inc,” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

Madison incorporated one wholly owned subsidiary named Scout Resources, Inc. to conduct Canadian exploration activities and to ensure that Madison was in compliance with local law that requires a domestic Canadian corporation to conduct local exploration activities. Both Madison and Scout Resources, Inc. will be referred to collectively as the “Company”.

Madison maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 4448 Patterdale Drive, North Vancouver, BC, V7R 4L8. Madison’s office telephone number is (801) 326-0110.

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

CannaStrips Technology

In April 2014 Madison entered into a letter of intent to acquire all the rights, title and interest in a cannabis delivery technology known as ‘CannaStrips’ ( the Technology), including all intellectual property, equipment, and technology used in and related to the Technology, and including any related technology or related applications to be developed (collectively, the “ CannaStrips Asset”). Madison had 30 days to complete its due diligence on the Technology. During that time period, Madison had the exclusive right to acquire the Technology on certain terms and conditions, including, among others, US$50,000 payable in 5 million restricted common shares of Madison at a deemed price of $0.01 per share. The 5 million restricted common shares will be issued within 30 business days of the signing of the Formal Agreement, see Exhibit 10.3 Letter of Intent dated April 17, 2014 for more details.

On May 28, 2014 Madison’s, board of directors approved the asset purchase of the CannaStrips cannabis delivery technology. The board of director’s approval formally authorized the Company to close the CannaStrips Asset Purchase and acquire the CannaStrips technology and related intellectual property. The transaction formally closed on May 28, 2014.

Madison Technologies Inc.	Form 10-K - 2015	Page 4

At Closing the Board of Directors authorized the issuance of 5,000,000 shares of unregistered restricted Common Stock. In exchange the Company acquired the asset CannaStrips and all intellectual property related to the asset, see Exhibit 10.4 Asset Purchase Agreement dated May 28, 2014 for more details.

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

As part of the asset purchase agreement, the board of directors had authorized the issuance of 5,000,000 shares of unregistered restricted Common Stock. Due to a cease trade order in British Columbia the board could not issue the authorized shares at that time. As of the date of the termination of the asset purchase agreement the 5,000,000 shares had not been issued and, as a result of the termination, will not be issued. See Current Report filed December 15, 2015 for more details.

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

Madison Technologies Inc.	Form 10-K - 2015	Page 5

In analyzing prospective business opportunities, we will consider such matters as

(i)	available technical, financial and managerial resources;

(ii)	working capital and other financial requirements;

(iii)	history of operations, if any, and prospects for the future;

(iv)	nature of present and expected competition;

(v)	quality, experience and depth of management services;

(vi)	potential for further research, development or exploration;

(vii)	specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company;

(viii)	potential for growth or expansion;

(ix)	potential for profit;

(x)	public recognition and acceptance of products, services or trades;

(xi)	name identification; and

(xii)	other factors that we consider relevant.

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

Madison Technologies Inc.	Form 10-K - 2015	Page 6

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

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Madison has no intellectual property such as patents or trademarks. Additionally, Madison has no royalty agreements or labor contracts.

Government Approval

Madison does not require government approval to develop or sell its technology in non-embargoed countries.

Madison Technologies Inc.	Form 10-K - 2015	Page 7

Government Controls and Regulations

Currently, other than business and operations licenses applicable to most commercial ventures, Madison is not required to obtain any governmental approval for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on Madison aand its business operations.

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

Item 2. Properties.

Madison’s executive offices are located at 4448 Patterdale Drive, North Vancouver, BC, Canada, V7R 4L8.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low bid information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended March 30, 2016. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids(1)
Period ended	High	Low	Source
31 March 2016	$0.05	$0.001	OTC Markets Group Inc.
31 December 2015	$0.135	$0.001	OTC Markets Group Inc.
30 September 2015	$0.20	$0.001	OTC Markets Group Inc.
30 June 2015	$0.20	$0.001	OTC Markets Group Inc.
31 March 2015	$0.20	$0.001	OTC Markets Group Inc.
31 December 2014	$0.115	$0.001	OTC Markets Group Inc.
30 September 2014	$0.07	$0.001	OTC Markets Group Inc.
30 June 2014	$0.07	$0.001	OTC Markets Group Inc.
31 March 2014	$0.011	$0.001	OTC Markets Group Inc.

(1) All high & low bid data for all periods reflect Madison’s 10:1 consolidation, which was effective March 11, 2015

Madison Technologies Inc.	Form 10-K - 2015	Page 8

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

(b) Holders of Record

Madison has approximately 14 holders of record of Madison’s Common Stock as of December 31, 2015 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K., with the exception of the following:

i) May 28, 2014 – CannaStrips Technology Acquisition

On May 28, 2014, the board of directors formally authorized the Madison to close the CannaStrips Asset Purchase and acquire the CannaStrips technology and related intellectual property. The board of directors also approved the issuance of 5,000,000 restricted common stock in the capital of Madison pursuant to the terms and conditions of an asset purchase agreement dated May 28, 2014, see Exhibit 10.4 Asset Purchase Agreement dated May 28, 2014 for more details. However, due to a cease trade order in British Columbia the board could not issue the authorized shares at that time. As of the date of the termination of the asset purchase agreement the 5,000,000 shares had not been issued and, as a result of the termination, will not be issued. See Form 8-K - Current Report filed December 15, 2015 for more details.

There is currently $122,083 in outstanding debt securities convertible into, 17,055,556 shares of Madison’s Common Stock.

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

Madison Technologies Inc.	Form 10-K - 2015	Page 9

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

Overview

Madison was incorporated in the State of Nevada on June 15, 1998 under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2015, Madison changed its name to “Madison Technologies Inc,” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

Madison is a development stage technology company. Madison’s principal business is the acquisition and development of technology. Madison does not currently have any interest in any technologies and is presently seeking to acquire a new technology.

Results of Operation for the Period Ended December 31, 2015

During the fiscal year ended December 31, 2015, we incurred net losses of $33,588 consisting of general and administrative expenses, compared to our net losses in fiscal 2014 of $55,324. Our losses in the current fiscal year were significantly lower due to lower general and administrative expenses that we incurred in connection with our preparation and filings.

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

Liquidity and Capital Resources

As of December 31, 2015, Madison had total assets of $501, and a working capital deficit of $265,750, compared with a working capital deficit of $232,120 as of December 31, 2014. The increase in the working capital deficit was primarily due to an increase in notes payable and an increase in convertible notes payable. The assets consisted of $501 in cash and the liabilities consisted of $36,315 in accounts payable ($30,456 in 2014), $107,592 in notes payable and accrued interest ($107,300 in 2014), $122,083in convertible notes payable ($97,333 in 2014), and $261 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its plan of operations and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2015, net cash used in operating activities decreased to $27,729 compared with $56,711 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $64,485less a non cash interest on the convertible debt of $24,750, and a increase of $5,859 in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $nil for the fiscal year ended December 31, 2015 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Madison Technologies Inc.	Form 10-K - 2015	Page 10

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased to $25,000 for the fiscal year ended December 31, 2015 as compared with financing activities of $50,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

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

Madison Technologies Inc.	Form 10-K - 2015	Page 11

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

As at December 31, 2015, Madison had cash of $501 and a working capital deficit of $265,750. Accordingly, Madison will require additional financing in the amount of $313,249 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2015.

Going Concern

The independent auditors’ report accompanying our December 31, 2015 and 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Tabular Disclosure of Contractual Obligations

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Madison Technologies Inc.	Form 10-K - 2015	Page 12

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

Madison Technologies Inc.	Form 10-K - 2015	Page 13

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

Consolidated Financial Statements

December 31, 2015

(Audited)

Madison Technologies Inc.	Form 10-K - 2015	Page 14

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Madison Technologies Inc.:

I have audited the accompanying balance sheets Madison Technologies Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, based on my audits, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and the change in stockholders’ deficiency and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ K. R. Margetson Ltd
March 30, 2016	Chartered Professional Accountant

Madison Technologies Inc.	Form 10-K - 2015	F-1

MADISON TECHNOLOGIES INC.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$501	$3,230

Total Assets	$501	$3,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,315	$30,456
Notes Payable and accrued interest - Note 3	107,592	107,300
Convertible notes payable - Note 4	122,083	97,333
Related party advance - Note 5	261	261

TOTAL LIABILITIES	266,251	235,350

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6 Par Value:$0.0001 Authorized 500,000,000 shares Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	224,600	199,600
Accumulated other comprehensive income (loss)	3,109	(2,746)
Accumulated deficit	(504,761)	(440,276)

Total stockholders’ deficiency	(265,750)	(232,120)

Total liabilities and stockholders’ deficiency	$501	$3,230

See Accompanying Notes to Consolidated Financial Statements.

Madison Technologies Inc.	Form 10-K - 2015	F-2

MADISON TECHNOLOGIES INC.

Consolidated Statements of Operations

	For the	For the
	year ended	year ended
	December 31, 2015	December 31, 2014

Revenues	$-	$-

Operating expenses
General and administrative	33,588	55,324
	33,588	55,324

Loss before other expense	(33,588)	(55,324)

Other expense - interest	(30,897)	(26,392)

Net loss	(64,485)	(81,716)

Other comprehensive income
Translation gain	5,854	3,068

Total comprehensive loss	$(58,631)	$(78,648)

Net loss per share - Basic and diluted	$(0.005)	$(0.007)

Average number of shares of common stock outstanding	11,302,000	11,302,000

See Accompanying Notes to Consolidated Financial Statements.

Madison Technologies Inc.	Form 10-K - 2015	F-3

MADISON TECHNOLOGIES INC.

Consolidated StatementS of stockholders’ DEFICIency

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2013	11,302,000	$11,302	$174,600	$(5,814)	$(358,560)	$(178,472)

Foreign currency adjustments		-	-	3,068	-	3,068
Convertible debt - Note 4		-	25,000	-	-	25,000
Net Loss, December 31, 2014		-	-	-	(81,716)	(81,716)

Balance December 31, 2014	11,302,000	11,302	199,600	(2,746)	(440,276)	(232,120)
Foreign currency adjustments		-	-	5,855	-	5,855
Convertible debt - Note 4		-	25,000	-	-	25,000
Net Loss, December 31, 2015		-	-	-	(64,485)	(64,485)

Balance December 31, 2015	11,302,000	$11,302	$224,600	$3,109	$(504,761)	$(265,750)

See Accompanying Notes to Consolidated Financial Statements.

Madison Technologies Inc.	Form 10-K - 2015	F-4

MADISON TECHNOLOGIES INC.

Consolidated StatementS of cash flows

	For the	For the
	year ended	year ended
	December 31, 2015	December 31, 2014

Cash Flows from operating activities:
Net loss	$(64,485)	$(81,716)
Amortization of convertible debt discount recorded as interest	24,750	21,333
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	5,859	(1,386)

Net cash used in operating activities	(27,729)	(56,711)

Cash Flows from financing activities:
Notes payable	-	25,000
Proceeds of convertible notes payable	25,000	25,000

Net Cash provided by financing activities	25,000	50,000

Net increase (decrease) in cash	(2,729)	(6,711)

Cash, beginning of period	3,230	9,941

Cash, end of period	$501	$3,230

SUPPLEMENTAL DISCLOSURE

Interest	$6,147	$5,058
Taxes paid	$-	$-

See Accompanying Notes to Consolidated Financial Statements

Madison Technologies Inc.	Form 10-K - 2015	F-5

MADISON TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $504,761 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Madison Technologies Inc.	Form 10-K - 2015	F-6

Note 2 Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2015, the Company did not have any cash equivalents (2014 – $nil), and $0 was deposited in accounts that were federally insured (2014 - $0).

c) Revenue Recognition

The Company recognizes revenue when a contract is in place, goods or services are delivered to the purchaser and collectability is reasonably assured.

d) Stock-Based Compensation

The Company follows the guideline under FASB ASC Topic 718 “Compensation-Stock Compensation” for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method. No stock options have been issued.

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

Madison Technologies Inc.	Form 10-K - 2015	F-7

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

i) Financial Instruments

Fair Value

The Company’s financial instruments consisting of cash, account payable and accrued liabilities, notes payable and accrued interest and related party advances are carried at face which approximates fair value because of their short term nature.

The fair value of the convertible notes payable is based on the fair value of both the host debt and the embedded equity component at the time of commitment. Based on the concept that a promissory note without any interest rate or any conversion feature would have no fair value, the total value of the instruments was allocated to the equity component and included in additional paid-in capital. The balance of nil was allocated to the host debt.

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

Madison Technologies Inc.	Form 10-K - 2015	F-8

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

n) Recent Accounting Pronouncements

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

As at December 31, 2015, accrued interest on the note was $21,797 (December 31, 2014 - $19,797). The note payable balance including accrued interest was $46,797 as at December 31, 2015 (December 31, 2014 - $44,797). Interest on the debt for each of the nine years ended December 31 was $2,000.

Madison Technologies Inc.	Form 10-K - 2015	F-9

b) $21,627 ($30,000 CDN) with annual interest payable at 5%

As at December 31, 2015, accrued interest on the note was $9,462 (December 31, 2014 - $11,294). The note payable balance including accrued interest was $31,089 as at December 31, 2015 (December 31, 2014 - $35,793). Interest on debt for the year ended December 31 was $1,150 in 2015 and $1,349 in 2014.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000. As at December 31, 2015, accrued interest on the note was $4,706 (December 31, 2014 - $1,709). The note payable balance including accrued interest was $29,706 as at December 31, 2015 (December 31, 2014 - $26,709).

Note 4 Convertible Notes Payable

In total there are eight convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder on four different conversion rate: $0.01 debt to 1 common share, $0.045 to 1; $0.005 to $1 and $0.15 to 1. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect.

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008. No interest was recorded in either the year ended December 31, 2015 or 2014.

Madison Technologies Inc.	Form 10-K - 2015	F-10

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	18,000
Balance, convertible note payable	$20,000	$18,000

The total discount of $20,000 was amortized over 5 years starting June, 2010. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2014, $2,000 was recorded as interest expense. No interest was recorded for the year ended December 31, 2015.

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	17,750	12,500
Balance, convertible note payable	$17,750	$12,500

The total discount of $25,000 is being amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2015 and 2014, $5,000 was recorded as interest expense. As at December 31, 2015 the unamortized discount is $7,500.

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	13,750	8,750
Balance, convertible note payable	$13,750	$8,750

Madison Technologies Inc.	Form 10-K - 2015	F-11

The total discount of $25,000 is being amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2015 and 2014, $5,000 was recorded as interest expense. As at December 31, 2015 the unamortized discount is $11,250.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	9,500	7,500
Balance, convertible note payable	$9,500	$7,500

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the years ended December 31, 2015 and 2014, $2,000 was recorded as interest expense. As at December 31, 2015, the unamortized discount is $500.

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	9,250	7,250
Balance, convertible note payable	$9,250	$7,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2015 and 2014, $2,000 was recorded as interest expense. As at December 31, 2015, the unamortized discount is $750.

Madison Technologies Inc.	Form 10-K - 2015	F-12

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share The balance of this convertible note payable is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	8,333	3,333
Balance, convertible note payable	$8,333	$3,333

The total discount of $25,000 is being amortized over 5 years starting May, 2014. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2015 $5,000 was recorded as interest expense. For the year ended December 31, 2014, $3,333 was recorded as interest expense. As at December 31, 2015 the unamortized discount was $16,667.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share The balance of this convertible note payable is as follows:

	Dec 31, 2015	Dec 31, 2014
Balance

Proceeds from promissory note	$25,000	$-
Value allocated to additional paid-in capital	25,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	3,750	-
Balance, convertible note payable	$3,750	$-

The total discount of $25,000 is being amortized over 5 years starting April, 2015. Accordingly, the annual interest rate is 20% and for the year ended December 31, 2015 $3,750 was recorded as interest expense. As at December 31, 2015 the unamortized discount was $21,250.

Note 5 Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at December 31, 2015 is $261. There were no related party transactions during the year ended December 31, 2015.

Note 6 Common Stock

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

Madison Technologies Inc.	Form 10-K - 2015	F-13

On June 15, 1998 the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share).

On June 7, 2004 the Company issued 5,907,000 in consideration of $472 in cash. ($.00008 per share).

On June 14, 2001 the Company approved a forward stock split of 5,000:1. These financial statements have been retroactively adjusted to effect this split.

On March 30, 2006 the Company entered into a private placement agreement whereby the Company issued 20,000 Regulation-S shares in exchange for $50,000. ($2.50 per share).

There are no shares subject to warrants, options or other agreements as December 31, 2015.

Note 7 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31, 2015	December 31, 2014

Net income (loss) for the period	$(64,485)	$(81,716)
Statutory and effective tax rates	26.0%	26.0%
Income taxes expenses (recovery) at the effective rate	$(16,766)	$(21,246)
Effect of permanent differences	6,435	5,547
Benefit not recognized	10,331	15,700
Income tax expense (recovery) and income tax liability (asset)	$-	$-

As at December 31, 2015 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31, 2015	December 31, 2014

Tax loss carried forward	$382,678	$342,943

Deferred tax assets	$99,496	$89,165
Valuation allowance	(99 496)	(89,165)

Deferred taxes recognized	$-	$-

The tax losses will expire between 2016 and 2036.

Madison Technologies Inc.	Form 10-K - 2015	F-14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Madison’s accountants on accounting and financial disclosure. Madison’s Independent Registered Public Accounting Firm since January 31, 2009 has been K. R. Margetson Ltd, Chartered Accountants, 210, 905 West Pender Street, Vancouver , BC V6C 1L6, Canada.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Technologies Inc.	Form 10-K - 2015	Page 15

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2015 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2015, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Madison reported all information that was required to be disclosed in a report on Form 8-K.

Madison Technologies Inc.	Form 10-K - 2015	Page 16

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

Joseph Gallo Mr. Gallo (56 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011. Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a “Solid Construction”) that he founded and has run since 1992. In 1986, Mr. Gallo founded Jovic Plasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology (“speed indicating light mechanism”). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo’s past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2015 were met, with the exception of the following: Brent Inzer failed to file a Form 3 (Initial Statement of Beneficial Ownership) and a Form 5 (Annual Statement of Beneficial Ownership), and each of Joseph Gallo, Steven Cozine, and Frank McEnulty failed to file a Form 5 (Annual Statement of Beneficial Ownership).

Madison Technologies Inc.	Form 10-K - 2015	Page 17

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

As of December 31, 2015, Madison did not have a written audit committee charter or similar document.

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

Madison Technologies Inc.	Form 10-K - 2015	Page 18

Item 11. Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2015.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Joseph Gallo President June 2007 – Sep 2014 Secretary/Treasurer Sep 2011 – Sep 2014 President Jan 2015 – present Secretary/Treasurer Jan 2015 - present	2015 2014 2013	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil nil

Frank McEnulty President Nov 2014 – Jan 2015	2015 2014 2013	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil nil nil

Brent Inzer President Sep 2014 – Nov 2014	2015 2014 2013	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil nil nil

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

Madison Technologies Inc.	Form 10-K - 2015	Page 19

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	3,088,500	27.3%
Common Stock	Steven Cozine 701-1460 Barclay Street Vancouver, British Columbia V6G 1J5 Canada	3,338,500	29.5%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 11,320,000 shares of Common Stock issued and outstanding as of March 30, 2016.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	3,088,500	27.3%
Common Stock	Directors and Executive Officers (as a group)	3,088,500	27.3%

[1] Based on 11,302,000 shares of Common Stock issued and outstanding as of March 30, 2016.

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

Madison Technologies Inc.	Form 10-K - 2015	Page 20

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

2015 - $8,900 – K. R. Margetson Ltd. – Chartered Accountants

2014 - $8,750 – K. R. Margetson Ltd. – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2015 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2014 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2014 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 - $nil – K. R. Margetson Ltd. – Chartered Accountants

2014 - $nil – K. R. Margetson Ltd. – Chartered Accountants

(6) The percentage of hours expended on the principal accountant’s engagement to audit Madison’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Madison Technologies Inc.	Form 10-K - 2015	Page 21

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements

Consolidated financial statements of Madison Technologies Inc. have been included in Item 8 above.

2.	Financial Statement Schedules

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.1	Mineral Property Agreement dated June 16, 2004, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.3	Letter of Intent dated April 17, 2014, filed as an exhibit to Madison’s current report on Form 8-K filed April 22, 2014, and incorporated herein by reference.	Filed

10.4	Asset Purchase Agreement dated May 28, 2014, filed as an exhibit Madison’s current report on Form 8-K filed June 2, 2014, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.1	Revocation Order of British Columbia Securities Commission, filed as an exhibit to Madison’s current report on form 8-K filed November 17, 2014, and incorporated herein by reference.	Filed

Madison Technologies Inc.	Form 10-K - 2015	Page 22

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President
Dated:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Joseph Gallo

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

March 30, 2016
Joseph Gallo

Madison Technologies Inc.	Form 10-K - 2015	Page 23