Form 10-Q
period 2016-03-31
Madison Technologies Inc.
filed 2016-05-13
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2016

[ ]	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ___________________________ to ___________________________

Commission file number 000-51302

madison Technologies, inc.
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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 13, 2016
Common Stock - $0.001 par value	11,302,000

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 2

part I – financial information

INTERIM Consolidated Financial Statements

March 31, 2016

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Balance Sheets

(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$436	$501

Total Assets	$436	$501

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42,009	$36,315
Notes Payable and accrued interest - Note 5	111,293	107,592
Convertible notes payable - Note 8	128,083	122,083
Related party advance - Note 6	261	261

TOTAL LIABILITIES	281,646	266,251

STOCKHOLDERS’ DEFICIENCY
Common Stock - Note 7
Par Value:$0.0001
Authorized 500,000,000 shares
Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	224,600	224,600
Accumulated other comprehensive loss	945	3,109
Accumulated deficit	(518,057)	(504,761)

Total stockholders’ deficiency	(281,210)	(265,750)

Total liabilities and stockholders’ deficiency	$436	$501

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

Revenues	$-	$-

Operating expenses
General and administrative	5,759	15,402
	5,759	15,402

Loss before other expense	(5,759)	(15,402)

Other expense - interest	(7,537)	(7,283)

Net loss	(13,296)	(22,685)

Other comprehensive income (loss)
Translation gain (loss)	(2,164)	2,872

Total comprehensive loss	$(15,460)	$(19,813)

Net loss per share
-Basic and diluted	$(0.001)	$(0.002)

Average number of shares of common stock outstanding	11,302,000	11,302,000

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of stockholders’ DEFICIency

(UNAUDITED)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2013	11,302,000	$11,302	$174,600	$(5,814)	$(358,560)	$(178,472)

Foreign currency adjustments		-	-	3,068	-	3,068
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2014		-	-	-	(81,716)	(81,716)

Balance December 31, 2014	11,302,000	11,302	199,600	(2,746)	(440,276)	(232,120)
Foreign currency adjustments		-	-	5,855	-	5,855
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2015		-	-	-	(64,485)	(64,485)

Balance December 31, 2015	11,302,000	11,302	224,600	3,109	(504,761)	(265,750)
Foreign currency adjustments		-	-	(2,164)	-	(2,164)
Net Loss, March 31, 2016		-	-	-	(13,296)	(13,296)

Balance March 31, 2016	11,302,000	$11,302	$224,600	$945	$(518,057)	$(281,210)

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of cash flows

(UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

Cash Flows from operating activities:
Net loss	$(13,296)	$(22,685)
Amortization of convertible debt discount recorded as interest	6,000	5,750
Accrued interest on notes payable	1,537	1,533
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	5,694	10,546

Net cash used in operating activities	(65)	(4,856)

Cash Flows from financing activities:
Notes payable	-	-
Proceeds of convertible notes payable	-	25,000

Net Cash provided by financing activities	-	25,000

Net increase (decrease) in cash	(65)	20,144

Cash, beginning of period	501	3,230

Cash, end of period	$436	$23,374

SUPPLEMENTAL DISCLOSURE

Interest	$7,537	$7,283
Taxes paid	$-	$-

See Accompanying Notes to Interim Consolidated Financial Statements

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 7

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2015 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2015 annual financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $518,057 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended December 31, 2015.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 8

Note 4	Recent Accounting Pronouncements

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

As at March 31, 2016, accrued interest on the note was $22,297 (March 31, 2015 - $20,297). The note payable balance including accrued interest was $47,297 as at March 31, 2016 (March 31, 2015 - $45,297). Interest on the debt for each of the three months ended March 31 was $500.

b)	$23,132 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2016, accrued interest on the note was $10,409 (March 31, 2015 - $11,296). The note payable balance including accrued interest was $33,541 as at March 31, 2016 (March 31, 2015 - $33,218). Interest on debt for the three months ended March 31 was $289 in 2016 and $296 in 2015.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000. As at March 31, 2016, accrued interest on the note was $5,454 (March 31, 2015 - $2,446). The note payable balance including accrued interest was $30,454 as at March 31, 2016 (March 31, 2015 - $27,446)

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at March 31, 2016 is $261. There were no related party transactions during the three months ended March 31, 2016.

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

There are no shares subject to warrants, options or other agreements as of March 31, 2016.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 9

Note 8	Convertible Notes Payable

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

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008. No interest was recorded in either the three months ended March 31, 2016 or 2015.

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	20,000
Balance, convertible note payable	$20,000	$20,000

The total discount of $20,000 was amortized over 5 years starting June, 2010. No interest was recorded in the three months ended March 31, 2016. Interest of $1,000 was recorded for the three months ended March 31, 2015.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 10

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	18,750	17,750
Balance, convertible note payable	$18,750	$17,750

The total discount of $25,000 is being amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2016 and 2015, $1,250 was recorded as interest expense. As at March 31, 2016 the unamortized discount is $6,250.

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	15,000	13,750
Balance, convertible note payable	$15,000	$13,750

The total discount of $25,000 is being amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2016 and 2015, $1,250 was recorded as interest expense. As at March 31, 2016 the unamortized discount is $10,000.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,500
Balance, convertible note payable	$10,000	$9,500

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 11

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2016 and 2015, $500 was recorded as interest expense. As at March 31, 2016, the unamortized discount is $0.

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	9,750	9,250
Balance, convertible note payable	$9,750	$9,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2016 and 2015, $500 was recorded as interest expense. As at March 31, 2016, the unamortized discount is $250.

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share The balance of this convertible note payable is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-
Amortized discount	9,583	8,333
Balance, convertible note payable	$9,583	$8,333

The total discount of $25,000 is being amortized over 5 years starting May, 2014. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2016 and 2015 $1,250 was recorded as interest expense. As at March 31, 2016 the unamortized discount is $15,417.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 12

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share The balance of this convertible note payable is as follows:

	Mar 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	5,000	3,750
Balance, convertible note payable	$5,000	$3,750

The total discount of $25,000 is being amortized over 5 years starting April, 2015. Accordingly, the annual interest rate is 20% and for the 3 months ended December 31, 2016 $3,750 was recorded as interest expense. As at March 31, 2016 the unamortized discount was $20,000.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 13

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2016 should be read in conjunction with Madison’s unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2016.

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

Three months ended March 31, 2016 and March 31, 2015

Our net loss for the three-month period ended March 31, 2016 was $13,296 (2015: $22,685), which consisted of general and administration expenses. We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The decrease in expenses in the current fiscal year relate to a reduction in accounts payable and accruals.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 14

The weighted average number of shares outstanding was 11,302,000 for the three-month period ended March 31, 2016 and 11,302,000 for the three-month period ended March 31, 2015.

Liquidity and Capital Resources

Cash and Working Capital

As at, 2016, Madison had cash of $2436 and a working capital deficit of $281,210, compared to cash of $501 and working capital deficit of $265,750 as at December 31, 2015.

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

Net Cash Used in Operating Activities

Madison used cash of $65 in operating activities during the first three months of fiscal 2016 compared to cash used of $4,856 in operating activities during the same period in the previous fiscal year. The decrease in the operating activities was principally a result of a decrease in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first three months of fiscal 2016 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were nil for the first three months of fiscal 2016. Madison generated $25,000 from financing activities during the first three months of fiscal 2015 from the proceeds of a convertible note payable.

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

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 15

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

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 16

As at March 31, 2016, Madison had cash of $436 and a working capital deficit of $281,210. Accordingly, Madison will require additional financing in the amount of $325,774 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 17

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10 -Q – Q1	Madison Technologies, Inc.	Page 18

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: May 13, 2016	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)