Form 10-Q
period 2016-06-30
Madison Technologies Inc.
filed 2016-08-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2016

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2016

Common Stock - $0.001 par value	113,020,000

Form 10-Q – Q2	Madison Technologies, Inc.	Page 2

part I – financial information

Item 1. Financial Statements.

interim Consolidated Financial Statements

JUNE 30, 2016

MADISON TECHNOLOGIES, INC.

(UNAUDITED)

Form 10-Q – Q2	Madison Technologies, Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Balance Sheets

(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$618	$501

Total Assets	$618	$501

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,164	$36,315
Notes Payable and accrued interest - Note 5	112,857	107,592
Convertible notes payable - Note 8	134,033	122,083
Related party advance - Note 6	261	261

TOTAL LIABILITIES	271,315	266,251

STOCKHOLDERS’ DEFICIT
Common Stock - Note 7
Par Value:$0.0001
Authorized 500,000,000 shares
Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	245,600	224,600
Accumulated other comprehensive loss	918	3,109
Accumulated deficit	(528,517)	(504,761)

Total stockholders’ deficiency	(270,697)	(265,750)

Total liabilities and stockholders’ deficiency	$618	$501

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three	For the six	For the six
	month ended	month ended	month ended	month ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$0	$0	$0	$0

Operating expenses
General and administrative	2,973	6,224	8,732	21,627
	2,973	6,224	8,732	21,627

Loss before other expense	(2,973)	(6,224)	(8,732)	(21,627)

Other expense - interest	(7,487)	(8,551)	(15,024)	(15,834)

Net loss	(10,460)	(14,775)	(23,756)	(37,461)

Other Comprehensive income
Translation gain(loss)	(27)	(772)	(2,191)	2,100

Total comprehensive loss	$(10,487)	$(15,547)	$(25,947)	$(35,361)

Net loss per share
-Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)

Average number of shares of common stock outstanding	11,302,000	11,302,000	11,302,000	11,302,000

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of stockholders’ DEFICIency

(UNAUDITED)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2014	11,302,000	11,302	199,600	(2,746)	(440,276)	(232,120)

Foreign currency adjustments		-	-	5,855	-	5,855
Convertible debt - Note 8		-	25,000	-	-	25,000
Net Loss, December 31, 2015		-	-	-	(64,485)	(64,485)

Balance December 31, 2015	11,302,000	11,302	224,600	3,109	(504,761)	(265,750)

Foreign currency adjustments		-	-	(2,191)	-	(2,191)
Convertible debt - Note 8		-	21000	-	-	21,000
Net Loss: June 30, 2016		-	-	-	(23,756)	(23,756)

Balance June 30, 2015	11,302,000	$11,302	$245,600	$918	$(528,517)	$(270,697)

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of cash flows

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2016	June 30, 2015

Cash Flows from operating activities:
Net loss	$(23,756)	$(37,461)
Amortization of convertible debt discount recorded as interest	11,950	12,750
Accrued interest on notes payable	3,074	3,084
Adjustments to reconcile net loss to cash used in operating activities
Changes assets and liabilities
Accounts payable and accruals	(12,151)	(4,211)

Net cash used in operating activities	(20,883)	(25,838)

Cash Flows from financing activities:
Proceeds of convertible notes payable	21,000	25,000

Net Cash provided by financing activities	21,000	25,000

Net increase (decrease) in cash	117	(838)

Cash, beginning of period	501	3,230

Cash, end of period	$618	$2,392

SUPPLEMENTAL DISCLOSURE

Interest	$15,024	$15,834
Taxes paid	$-	$-

See Accompanying Notes to Interim Consolidated Financial Statements

Form 10-Q – Q2	Madison Technologies, Inc.	Page 7

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2016

Note 1	Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2015 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2015 annual financial statements. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $528,517 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Note 3	Summary of Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended December 31, 2015.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 8

Note 4	Recent Accounting Pronouncements

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

As at June 30, 2016, accrued interest on the note was $22,797 (June 30, 2015 - $20,797). The note payable balance including accrued interest was $47,797 as at June 30, 2016 (June 30, 2015 - $45,797). Interest on the debt for each of the six months ended June 30 was $1,000.

b)	$23,150 ($30,000 CDN) with annual interest payable at 5%

As at June 30, 2016, accrued interest on the note was $10,708 (June 30, 2015 - $10,015). The note payable balance including accrued interest was $33,857 as at June 30, 2016 (June 30, 2015 - $34,294). Interest on debt for the six months ended June 30 was $578 in 2016 and $600 in 2015.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000. As at June 30, 2016, accrued interest on the note was $6,202 (June 30, 2015 - $3,194). The note payable balance including accrued interest was $31,202 as at June 30, 2016 (June 30, 2015 - $28,194)

Note 6	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at June 30, 2016 is $261. There were no related party transactions during the six months ended June 30, 2016.

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

There are no shares subject to warrants, options or other agreements as of June 30, 2016.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 9

Note 8	Convertible Notes Payable

In total there are nine convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder on four different conversion rate: $0.01 debt to 1 common share, $0.045 to 1; $0.005 to $1 and $0.15 to 1. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect.

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April, 2008. No interest was charged in the six months ending June 30, 2016 or for the year ending December 31, 2015.

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	20,000
Balance, convertible note payable	$20,000	$20,000

The total discount of $20,000 was amortized over 5 years starting June, 2010. No interest was recorded in the six months ended June 30, 2016. Interest of $2,000 was recorded for the six months ended June 30, 2015.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 10

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	17,750
Balance, convertible note payable	$20,000	$17,750

The total discount of $25,000 is being amortized over 5 years starting July, 2012. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2016 and 2015, $2,500 was recorded as interest expense. As at June 30, 2016 the unamortized discount is $5,000.

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	16,250	13,750
Balance, convertible note payable	$16,250	$13,750

The total discount of $25,000 is being amortized over 5 years starting April, 2013. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2016 and 2015, $2,500 was recorded as interest expense. As at June 30, 2016 the unamortized discount is $8,750.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,500
Balance, convertible note payable	$10,000	$9,500

Form 10-Q – Q2	Madison Technologies, Inc.	Page 11

The total discount of $10,000 is being amortized over 5 years starting April, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2016, $750 was recorded as interest expense and $1,000 was recorded as interest expense for the six months ended June 30, 2015.

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

Balance	Jun 30, 2016	Dec 31 2015

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,250
Balance, convertible note payable	$10,000	$9,250

The total discount of $10,000 is being amortized over 5 years starting May, 2011. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2016, $750 was recorded as interest expense and $1,000 was recorded as interest expense for the six months ended June 30, 2015.

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share

The balance of this convertible note payable is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-
Amortized discount	10,833	8,333
Balance, convertible note payable	$10,833	$8,333

The total discount of $25,000 is being amortized over 5 years starting May, 2014. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2016 and 2015, $2,500 was recorded as interest expense. As at June 30, 2016 the unamortized discount is $14,167.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 12

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share

The balance of this convertible note payable is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	6,250	3,750
Balance, convertible note payable	$6,250	$3,750

The total discount of $25,000 is being amortized over 5 years starting April, 2015. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2016 and 2015, $2,500 was recorded as interest expense. As at June 30, 2016 the unamortized discount was $18,750.

There is one convertible notes payable convertible on the basis of $0.05 of debt to 1 common share

The balance of this convertible note payable is as follows:

Balance	Jun 30, 2016	Dec 31, 2015

Proceeds from promissory note	$21,000	$-
Value allocated to additional paid-in capital	21,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	700	-
Balance, convertible note payable	$700	$-

The total discount of $21,000 is being amortized over 5 years starting May, 2016. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2016, $700 was recorded as interest expense and $0 was recorded as interest expense for the six months ended June 30, 2015. As at June 30, 2016 the unamortized discount is $20,300.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 13

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2016 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended June 30, 2016.

GENERAL

Madison Technologies Inc. (“Madison”) is a Nevada corporation that was incorporated on June 15, 1998. Madison was initially incorporated under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2016, Madison changed its name to “Madison Technologies Inc.,” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. We are considered to be a “shell company”, which is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. An investment in the shares of a shell company should be considered highly illiquid given the resale restrictions that apply to them. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

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

Form 10-Q – Q2	Madison Technologies, Inc.	Page 14

Six months ended June 30, 2016 and June 30, 2015

Our net loss for the six-month period ended June 30, 2016 was $23,756 (2015: $37,461), which consisted of general and administration expenses. We did not generate any revenue during either six-month period in fiscal 2016 or 2015. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing obligations with both the SEC and with SEDAR in Canada.

The weighted average number of shares outstanding was 11,302,000 for the six-month period ended June 30, 2016 and 11,302,000 for the six-month period ended June 30, 2015.

Liquidity and Capital Resources

As at June 30, 2016, our current assets were $618 compared to $501 in current assets at December 31, 2015. As of June 30, 2016, our current liabilities were $271,315 compared to $266,251 at December 31, 2015. Current liabilities at June 30, 2016 were comprised of $112,857 in notes payable and accrued interest, $134,033in convertible notes payable, $26,164 in accounts payable and $261 related party advance to our director.

Stockholders’ deficit increased from $265,750 as of December 31, 2015 to $270,697 as of June 30, 2016.

As at June 30, 2016, Madison had cash of $618 and a working capital deficit of $265,750, compared to cash of $501 and working capital deficit of $270,697 as at December 31, 2015.

Net Cash Used in Operating Activities

Madison used cash of $20,833 in operating activities during the first six months of fiscal 2016 compared to cash used of $25,838 in operating activities during the same period in the previous fiscal year. The decrease in the operating activities was principally a result of an decrease in accounts payable and accruals.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first six months of fiscal 2016 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $21,000 for the first six months of fiscal 2016. Madison generated $25,000 from financing activities during the first six months of fiscal 2015 from the proceeds of a note payable.

Plan of Operation

Our plan of operations is to raise debt and, or, equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete these transactions. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 15

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

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

Form 10-Q – Q2	Madison Technologies, Inc.	Page 16

As at June 30, 2016, Madison had cash of $618 and a working capital deficit of $270.697. Accordingly, Madison will require additional financing in the amount of $315,079 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Form 10-Q – Q2	Madison Technologies, Inc.	Page 17

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

Item 3. Defaults Upon Senior Securities.

No report required.

Item 4. Mining Safety Disclosures.

No report required.

Item 5. Other Information.

No report required

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q – Q2	Madison Technologies, Inc.	Page 18

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: August 15, 2016	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President and Chief Executive Officer
(Principal Executive Officer)