Form 10-Q/A
period 2016-06-30
Madison Technologies Inc.
filed 2016-09-21
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment # 1

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2016

Common Stock - $0.001 par value	11,302,000

Explanatory Note

The sole purpose of this Amendment No.1 to Madison Technologies Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 15, 2016 is to amend an error made on page one of the filing which incorrectly stated the common stock outstanding at August 14, 2016 was 113,020,000. The correct number of shares of common stock. outstanding at August 14, 2016 was 11,302,000.

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

Madison Technologies, Inc.

Dated: September 21, 2016	By:	/s/ Thomas Brady
	Name:	Thomas Brady
	Title:	Chief Executive Officer
(Principal Executive Officer)