Form 10-Q
period 2016-09-30
Madison Technologies Inc.
filed 2016-11-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2016

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

206-203-0474

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2016
Common Stock - $0.001 par value	11,302,000

Form 10-Q – Q3	Madison Technologies Inc.	Page 2

part I – financial information

Item 1. Financial Statements.

interim Consolidated Financial Statements

SEPTEMBER 30, 2016

(unaudited)

MADISON TECHNOLOGIES INC.

Contents

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Interim Consolidated Balance Sheets	3

Interim Consolidated Statements of Operations	4

Interim Consolidated Statements of Stockholders’ Deficiency	5

Interim Consolidated Statements of Cash Flows	6

Notes to Interim Consolidated Financial Statements	7-13

Form 10-Q – Q3	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Balance Sheets

(UNAUDITED)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$7,541	$501

	7,541	501

Intangible asset
License agreement (Note 5)	50,000	-

Total Assets	$57,541	$501

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,704	$36,315
License fee payable (Note 5)	40,000	-
Notes payable and accrued interest - Note 6	113,914	107,592
Convertible notes payable - Note 9	140,083	122,083
Related party advance - Note 7	261	261

TOTAL LIABILITIES	319,962	266,251

STOCKHOLDERS’ DEFICIT
Common Stock - Note 8
Par Value:$0.0001
Authorized 500,000,000 shares
Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	265,600	224,600
Accumulated other comprehensive loss	1,395	3,109
Accumulated deficit	(540,718)	(504,761)

Total stockholders’ deficiency	(262,421)	(265,750)

Total liabilities and stockholders’ deficiency	$57,541	$501

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Consolidated Statements of Operations

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	month ended	month ended	month ended	month ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	4,617	1,137	13,349	22,765
	4,617	1,137	13,349	22,765

Loss before other expense	(4,617)	(1,137)	(13,349)	(22,765)

Other expense - interest	(7,583)	(7,536)	(22,608)	(23,370)

Net loss	(12,200)	(8,673)	(35,957)	(46,135)

Other Comprehensive income
Translation gain (loss)	476	2,682	(1,714)	4,782

Total comprehensive loss	$(11,724)	$(5,991)	$(37,671)	$(41,353)

Net loss per share
-Basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Average number of shares of common stock outstanding	11,302,000	11,302,000	11,302,000	11,302,000

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of stockholders’ DEFICIency

(UNAUDITED)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance December 31, 2014	11,302,000	11,302	199,600	(2,746)	(440,276)	(232,120)

Foreign currency adjustments		-	-	5,855	-	5,855
Convertible debt - Note 9		-	25,000	-	-	25,000
Net Loss, December 31, 2015		-	-	-	(64,485)	(64,485)

Balance December 31, 2015	11,302,000	11,302	224,600	3,109	(504,761)	(265,750)

Foreign currency adjustments		-	-	(1,714)	-	(1,714)
Convertible debt - Note 9		-	41,000	-	-	41,000
Net Loss: September 30, 2016		-	-	-	(35,957)	(35,957)

Balance September 30, 2016	11,302,000	$11,302	$265,600	$1,395	$(540,718)	$(262,421)

See Accompanying Notes to Interim Consolidated Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM Consolidated StatementS of cash flows

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	Sept 30,	Sept 30,
	2016	2015

Cash Flows from operating activities:
Net loss	$(35,957)	$(46,135)
Amortization of convertible debt discount recorded as interest	18,000	18,750
Accrued interest on notes payable	4,608	4,621
Adjustments to reconcile net loss to cash used in operating activities
Changes in assets and liabilities
Accounts payable and accruals	(10,611)	(4,902)

Net cash used in operating activities	(23,960)	(27,666)

Cash Flows from investing activities:
Purchase of Intangible asset	(10,000)	-

Net cash provided by investing activities	(10,000)	-

Cash Flows from financing activities:
Proceeds of convertible notes payable	41,000	25,000

Net cash provided by financing activities	41,000	25,000

Net increase (decrease) in cash	7,040	(2,666)

Cash, beginning of period	501	3,230

Cash, end of period	$7,541	$564

SUPPLEMENTAL DISCLOSURE

Interest	$22,608	$19,064
Taxes paid	$-	$-

See Accompanying Notes to Interim Consolidated Financial Statements

Form 10-Q – Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2016

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2015 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2015 annual financial statements. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

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

On September 16, 2016 the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other countries. The Company will be selling ballistic panels which are personal body armors, that conforms to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy include online and social media marketing, as well as attending various tradeshows and conferences.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $540,718 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Form 10-Q – Q3	Madison Technologies Inc.	Page 8

Note 3	Summary of Significant Accounting Policies

There has been one addition to accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended December 31, 2015.

Intangible assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with a indefinite useful life shall not be amortized until its useful life is determined to be longer indefinite. An intangible assets subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

A license agreement has been capitalized and recorded at cost. It will be amortized over the life of the contract, which is two years.

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

Note 5	License Agreement

The Company entered into an exclusive product license agreement on September 16, 2016 to sell Ballistic Panels in certain countries. The license is for a period of two years unless terminated and may be renewed for successive terms of two years each. The payment terms for the license is as follows:

1. $10,000 payable within seven days after the effective date;

2. An additional $15,000 payable within 30 days after the effective date; and

3. A final payment of $25,000 payable within 90 days of the effective date.

At September 30, 2016, the Company paid $10,000 to the Licensor.

Note 6	Notes Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at September 30, 2016, accrued interest on the note was $23,297 (September 30, 2015 - $21,297). The note payable balance including accrued interest was $48,297 as at September 30, 2016 (September 30, 2015 - $46,297). Interest on the debt for each of the nine months ended September 30 was $1,500.

b)	$22,825 ($30,000 CDN) with annual interest payable at 5%

As at September 30, 2016, accrued interest on the note was $10,841 (September 30, 2015 - $9,506). The note payable balance including accrued interest was $33,666 as at September 30, 2016 (September 30, 2015 - $31,892). Interest on debt for the nine months ended September 30 was $864 in 2016 and $839 in 2015.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000. As at September 30, 2016, accrued interest on the note was $6,950 (September 30, 2015 - $3,950). The note payable balance including accrued interest was $31,950 as at September 30, 2016 (September 30, 2015 - $28,950)

Form 10-Q – Q3	Madison Technologies Inc.	Page 9

Note 7	Related Party Advance

In 2008 the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at September 30, 2016 is $261. There were no related party transactions during the nine months ended September 30, 2016.

Note 8	Common Stock

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

On June 15, 1998 the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of September 30, 2016.

Note 9	Convertible Notes Payable

In total there are ten convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder on six different conversion rate: $0.01 debt to 1 common share, $0.045 to 1 common share; $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect.

Form 10-Q – Q3	Madison Technologies Inc.	Page 10

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Sept 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years starting April 2008. and was fully amortized as at April 2013.

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Sept 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	20,000
Balance, convertible note payable	$20,000	$20,000

The total discount of $20,000 was amortized over 5 years starting June 2010 and was fully amortized as at June 2015. Interest of $2,000 was recorded for the nine months ended September 30, 2015.

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Sept 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	21,250	17,750
Balance, convertible note payable	$21,250	$17,750

The total discount of $25,000 is being amortized over 5 years starting July 2012. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2016 and 2015, $3,750 was recorded as interest expense. As at September 30, 2016 the unamortized discount is $3,750.

Form 10-Q – Q3	Madison Technologies Inc.	Page 11

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

	Sept 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	17,500	13,750
Balance, convertible note payable	$17,500	$13,750

The total discount of $25,000 is being amortized over 5 years starting April 2013. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2016 and 2015, $3,750 was recorded as interest expense. As at September 30, 2016 the unamortized discount is $7,500.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Jun 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,500
Balance, convertible note payable	$10,000	$9,500

The total discount of $10,000 is being amortized over 5 years starting April 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2016, $500 was recorded as interest expense and $1,500 was recorded as interest expense for the nine months ended September 30, 2015

Form 10-Q – Q3	Madison Technologies Inc.	Page 12

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Sept 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,250
Balance, convertible note payable	$10,000	$9,250

The total discount of $10,000 is being amortized over 5 years starting May 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2016, $750 was recorded as interest expense and $1,500 was recorded as interest expense for the nine months ended September 30, 2015.

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Sep 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-
Amortized discount	12,083	8,333
Balance, convertible note payable	$12,083	$8,333

The total discount of $25,000 is being amortized over 5 years starting May 2014. Accordingly, the annual interest rate is 20% and for the nine months ended June 30, 2016 and 2015, $3,750 was recorded as interest expense. As at September 30, 2016 the unamortized discount is $12,917.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Sep 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	7,500	3,750
Balance, convertible note payable	$7,500	$3,750

Form 10-Q – Q3	Madison Technologies Inc.	Page 13

The total discount of $25,000 is being amortized over 5 years starting April, 2015. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2016, $3,750 was recorded as interest expense, $2,500 was recorded as interest expense for the nine months ended September 30, 2015. As at September 30, 2016 the unamortized discount was $17,500.

There is one convertible notes payable convertible on the basis of $0.05 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Sep 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$21,000	$-
Value allocated to additional paid-in capital	21,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	1,750	-
Balance, convertible note payable	$1,750	$-

The total discount of $21,000 is being amortized over 5 years starting May, 2016. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2016, $1,750 was recorded as interest expense and $0 was recorded as interest expense for the nine months ended September 30, 2015. As at September 30, 2016 the unamortized discount is $19,250.

There is one convertible notes payable convertible on the basis of $0.04 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Sep 30, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$20,000	$-
Value allocated to additional paid-in capital	20,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	-	-
Balance, convertible note payable	-	$-

The total discount of $20,000 will be amortized over 5 years starting October, 2016. The annual interest rate will be 20%. and at September 30, 2016 the unamortized discount is $20,000.

Note 10	Subsequent event

The Company paid $6,500 of the required $15,000 required under the licensing agreement.

Form 10-Q – Q3	Madison Technologies Inc.	Page 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2016 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended September 30, 2016.

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

On September 6, 2016 Joseph Gallo resigned as the Chief Financial Officer, the Chief Financial Officer, and the Corporate Secretary, and as a director of Madison. Also, on September 6, 2016, Mr. Thomas Brady consented to and was appointed the Chief Executive Officer, the Chief Financial Officer and the Corporate Secretary of Madison by the board of directors.

The board of directors of Madison currently consists of Thomas Brady as the sole director and as the Chief Executive Officer, the Chief Financial Officer and the Corporate Secretary of Madison. Please see Item 5.02 of the Form 8-K filed on September 8, 2016 for information relating to these director and officer changes

On September 16, 2016 Madison entered into a material definitive agreement with Tuffy Packs, LLC to acquire an exclusive licensing agreement for the distribution of Tuffy Pack’s product line into the United Kingdom and 43 European countries. According to the terms and conditions of the product license agreement Madison will pay an aggregate amount of $50,000 for the exclusive license to distribute Tuffy Packs’ product line. Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

Please see Item 1.01 of the Form 8-K filed on September 19, 2016 for information relating to the Product License Agreement as well please see Item 1.01 and Item 2.01 of the Form 8-K filed on September 23, 2016 for information relating to the Product License Agreement and for a description of Madison’s business.

On September 26, 2016, Thomas Brady and Steven Cozine entered into a share purchase agreement for the purchase and sale of 3,088,500 shares in the capital of Madison for the purchase price of $1,000.00. Please see Item 5.01 of the Form 8filed on October 3, 2016 and see Exhibit 10.1 – Share Purchase Agreement for information relating to the change in control of the registrant.

On October 12, 2016, Madison Technologies Inc. (“Madison”) received approval from Amazon Europe to begin sales of its Tuffy Pack line of products in the United Kingdom through the Amazon Marketplace. On October 14, 2016, Madison received approval from Amazon Europe to begin sales of its Tuffy Pack line of products in Germany, Italy, Spain and France through the Amazon Marketplace. As of October 21,2016 Madison had completed its first sale through the Amazon Marketplace also on October 21, 2016 Madison ceased to be a shell company as defined in Rule 12b-2 of the Exchange Act. Please see Item 5.06 of the Form 8-K filed on October 21, 2016 for information relating to the change in shell status.

Form 10-Q – Q3	Madison Technologies Inc.	Page 15

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

Nine months ended September 30, 2016 and September 30, 2015

Our net loss for the nine-month period ended September 30, 2016 was $35,957 (2015: $46,135), which consisted of general and administration expenses. We did not generate any revenue during either nine-month period in fiscal 2016 or 2015. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing obligations with both the SEC and with SEDAR in Canada.

The weighted average number of shares outstanding was 11,302,000 for the nine-month period ended September 30, 2016 and 11,302,000 for the nine-month period ended September 30, 2015.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2016, Madison had cash of $7,541 and a working capital deficit of $312,421, compared to cash of $501 and working capital deficit of 265,750 as at December 31, 2015.

There are no assurances that Madison will be able to achieve further sales of its common stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue and its business will fail.

The officers and directors have agreed to pay all costs and expenses of having Madison comply with the federal securities laws (and being a public company, should Madison be unable to do so). Madison’s officers and directors have also agreed to pay the other expenses of Madison, should Madison be unable to do so. To continue its business plan, Madison will need to secure financing for its business development. Madison currently has no source for funding at this time.

If Madison is unable to raise additional funds to satisfy its reporting obligations, investors will no longer have access to current financial and other information about its business affairs

Net Cash Used in Operating Activities

Madison used cash of $23,960 in operating activities during the first nine months of fiscal 2016 compared to cash used of $27,666 in operating activities during the same period in the previous fiscal year. The decrease in the operating activities was principally a result of a decrease in operating expenses and a reduction in accounts payable and accruals.

Form 10-Q – Q3	Madison Technologies Inc.	Page 16

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $10,000 for the first nine months of fiscal 2016 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $41,000 for the first nine months of fiscal 2016, from proceeds of a convertible note payable. Madison generated $25,000 from financing activities during the first nine months of fiscal 2015 from the proceeds of a note payable and a convertible note.

Plan of Operation

Our plan of operation is to deliver the Tuffy Pack licensed products into the European and UK retail and wholesale markets via the use of online market and fulfilment services including but not limited to Amazon.eu, Redstag and MCS Fulfilment. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Management expects to implement Madison’s sales distribution strategy beginning in September 2016 and to be operational by December 2016, this includes the following components:

1.	Web design with an estimated cost of $4,000

2.	Initial inventory with an estimated cost of $10,000

3.	Social media and online advertising of $10,000

Payments to be made under Product License Agreement of $50,000. At the date of this filing Madison has paid $16,500 of the $50,000.

Madison sales strategy is to develop online exposure through the use of social media marketing and sending demo packs of the Licensed Products to both online bloggers and established gun owner clubs. The demo packs will include both new products as well as examples of the products that have been tested and exposed to gunfire to demonstrate the products effectiveness.

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

Form 10-Q – Q3	Madison Technologies Inc.	Page 17

As at September 30, 2016, Madison had cash of $7,541 and a working capital deficit of $312,421 Accordingly, Madison will require additional financing in the amount of $349.880 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

At September 30, 2016 Madison had an outstanding liability of $40,000 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $8500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 18

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2016.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of September 30, 2016, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our President and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Form 10-Q – Q3	Madison Technologies Inc.	Page 19

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

Madison has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Madison undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Madison at 206-203-0474 to request a copy of Madison’s code of ethics. Management believes Madison’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Filed Madison Technologies Inc.

10.1	Share Purchase Agreement dated September 26, 2016 between Thomas Brady and Steve Cozine	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q – Q3	Madison Technologies Inc.	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: November 14, 2016	By:	/s/ Thomas Brady
	Name:	Thomas Brady
	Title:	President
(Principal Executive Officer)