Form 10-K
period 2016-12-31
Madison Technologies Inc.
filed 2017-03-30
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2016

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ___________ to___________

Commission file number 000-51302

madison Technologies Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4448 Patterdale Drive, North Vancouver, BC	V7R 4L8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 206-203-0474

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

[  ] Yes [X] No

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $374,125 ($0.073 X 5,125,000) as of June 30, 2016

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2016
Common Stock - $0.001 par value	11,302,000

Madison Technologies Inc.	Form 10-K - 2016	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2016, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison Technologies Inc.	Form 10-K - 2016	Page 3

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

On September 16, 2016, pursuant to the terms of the Product License Agreement Madison was granted the exclusive rights to distribute Tuffy Pack’s product line of line custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. See Exhibit 10.5 - Product License Agreement for more details.

Madison maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 4448 Patterdale Drive, North Vancouver, BC, V7R 4L8. Madison’s office telephone number is 206-203-0474

Madison has an authorized capital of 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 11,302,000 shares of Common Stock are currently issued and outstanding.

Madison has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Madison’s business.

Business of Madison

Until period ended September 16, 2016, Madison was focused on identifying and assessing new projects for acquisition purposes that are global in nature and technology-based.

On September16, 2016, Madison was granted the exclusive rights to distribute Tuffy Pack’s product line pursuant to the terms and conditions of a product license agreement. See Exhibit 10.5 - Product License Agreement for more details.

Product and Services

Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. The Tuffy Pack, LLC Ballistic Shields® conform to the National Institute of Justice (NIJ) Level IIIA threat requirements. NIJ is the research, development and evaluation agency of the U.S. Department of Justice. NIJ Standard–0101.06, “Ballistic Resistance of Body Armor,” is a minimum performance standard developed in collaboration with the Office of Law Enforcement Standards (OLES) of the National Institute of Standards and Technology (NIST). It is produced as part of the Standards and Testing Program of the National Institute of Justice (NIJ), Office of Justice Programs, U.S. Department of Justice. This standard is a technical document that specifies the minimum performance requirements that equipment must meet to satisfy the requirements of criminal justice agencies and the methods that shall be used to test this performance. This standard is used by the NIJ Voluntary Compliance Testing Program (CTP) to determine which body armor models meet the minimum performance requirements for inclusion on the NIJ Compliant Products List.

Madison Technologies Inc.	Form 10-K - 2016	Page 4

Personal body armor covered by this standard is classified into five types (IIA, II, IIIA, III, IV) by level of ballistic performance. In addition, a special test class is defined to allow armor to be validated against threats that may not be covered by the five standard classes. The classification for the Tuffy Pack product line states;

2.3 Type IIIA (.357 SIG; .44 Magnum) Type IIIA armor that is new and unworn shall be tested with .357 SIG FMJ Flat Nose (FN) bullets with a specified mass of 8.1 g (125 gr) and a velocity of 448 m/s ± 9.1 m/s (1470 ft/s ± 30 ft/s) and with .44 Magnum Semi Jacketed Hollow Point (SJHP) bullets with a specified mass of 15.6 g (240 gr) and a velocity of 436 m/s ± 9.1 m/s (1430 ft/s ± 30 ft/s). Type IIIA armor that has been conditioned shall be tested with .357 SIG FMJ FN bullets with a specified mass of 8.1 g (125 gr) and a velocity of 430 m/s ± 9.1 m/s (1410 ft/s ± 30 ft/s) and with .44 Magnum SJHP bullets with a specified mass of 15.6 g (240 gr) and a velocity of 408 m/s ± 9.1 m/s (1340 ft/s ± 30 ft/s).

The ballistic shields (collectively, the “Licensed Products”) when inserted into backpacks, briefcases or computer bags will provide the highest level of protection currently available as lightweight concealable body armor. Backpacks with ballistic protection weigh only 16 – 24 ounces more than a non-protected pack (based on the pack size).

●	11 x 14 Ballistic Shield

●	12 x 16 Ballistic Shield

●	12 x 18 Ballistic Shield

Madison Technologies Inc.	Form 10-K - 2016	Page 5

Markets

Madison sales strategy is to develop online exposure through the use of social media marketing and sending demo packs of the Licensed Products to both online bloggers and established gun owner clubs. The demo packs will include both new products as well as examples of the products that have been tested and exposed to gunfire.

Madison also intends to attend European tradeshows and exhibits, including, but not limited to, IDEF (International Defense Industry Fair), ITEC, and GREC (General Police Equipment & Exhibition Conference). These trade shows will assist in introducing the Licensed Products to wholesalers in an attempt to expand Madison’s sales channel.

Distribution Methods

Madison’s distribution method is to deliver the Licensed Products into the European and UK retail and wholesale markets via the use of online market and fulfilment services including but not limited to Amazon.eu, Redstag and MCS Fulfilment. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Management expects to expand Madison’s sales distribution strategy beginning in May 2017 and to be operational by September 2017, this includes the following components:

1.   Initial inventory with an estimated cost of $10,000

2.   Social media and online advertising of $10,000

Status of Licensed Products

The Licensed Products will be supplied exclusively by Tuffy Packs, LLC. Tuffy Packs, LLC already has an established supply chain and is able to supply up to 10,000 units per month. Management believes this monthly supply of Licensed Products will be sufficient for Madison’s anticipated inventory requirements.

Competitive Conditions

Madison will be competing with other online retail companies possessing greater financial resources and technical facilities than Madison in connection with the sale of similar products. Many of the competitors have a very diverse portfolio and have not confined their market to one product or line of products, but offer a wide array of products. All of these competitors have been in business for longer than Madison and may have established more strategic partnerships and relationships than Madison.

Management believes that it will have a competitive advantage over its competitors due to its plan of operations.

Madison has identified numerous body armour and bullet proof inserts available from a variety of online and offline merchants, and although most offer international shipping to the United Kingdom and Western Europe, the high cost of shipping and long delays in delivery makes purchasing from a US based retailer unattractive. Management believes that by establishing relationships with fulfilment companies and having stock on hand in its distribution territories Madison will have a competitive advantage in the ability to fill orders and deliver the Licensed Products to its customers quickly which will develop buyer loyalty.

Madison has also identified several online retailers that are located in either the UK or Europe that supply products that management believes would be in direct competition with Madison’s business. Some of those competitors include, but not limited to, the following:

●	Vestgaurd - a UK based supplies the very best in British manufactured ballistic protection systems for personal and vehicle protection to the public and private sectors.

●	Mars Armor - a Bulgarian company specialized in the manufacture of body armor for protection against bullets, fragments and cold steel.

●	Spycatcher Online - a UK based supplier of specialist surveillance, counter-surveillance and personal protection equipment to the professional and consumer market.

●	Jack Ellis Body Protection - a UK based manufacturer in the personal protection market with clients including - UK and Foreign government organisations, special forces, police, prisons, private security and media.

Madison Technologies Inc.	Form 10-K - 2016	Page 6

Raw Materials and Equipment

Madison does not require raw materials as Madison will purchase all the Licensed Products directly from Tuffy Packs. Madison will require equipment related to online retailing including but not limited to the use of URL’s for its online stores, warehousing facilities (leased on a month to month basis), software systems for inventory control and order fulfilment (leased on a month to month basis)

Principal Suppliers

At present Madison will rely solely on Tuffy Packs to provide all its principal supplies.

Dependence on Customers

Currently, Madison is not and will not be dependent on one or a few major customers.

Technology and Intellectual Property

Madison does not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

Madison will be subject to federal and state laws and regulations that relate directly or indirectly to its operations including federal securities laws. Madison will also be subject to common business and tax rules and regulations pertaining to the operation of its business.

For the most part, the distribution of the Licensed Products into Europe is unregulated. In Europe, the import and sale of ballistic vests and body armor products are allowed, with the exception of products that are developed under strict military specifications and/or for main military usage, or products above the level of protection NIJ 4, which are considered by the law as “armament materials” and, and as a result, prohibited for sale to civilians.

In the United Kingdom there are currently no legal restrictions on the import and sale of ballistic vests and body armor products, except, as similar to the Europe regulations, any products which are considered for main military usage.

Research and Development Activities and Costs

Madison has not spent any funds on research and development activities to date.

Compliance with Environmental Laws

Madison’s current operations are not subject to any environmental laws.

Facilities

Madison does not own or rent facilities of any kind at the date of this filing. Madison’s plan of operation may require the use of warehousing facilities to store inventory and fulfil customer orders, these may be leased on a month to month basis as required.

Madison plans to conduct its operations from the office of its president until Madison is in a position to commence and expand operations.

Number of Total Employees and Number of Full Time Employees

Madison does not have any employees other than the directors and officers of Madison.

Madison Technologies Inc.	Form 10-K - 2016	Page 7

Item 1A. Risk Factors.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties.

Madison’s executive offices are located at 4448 Patterdale Drive, North Vancouver, BC, Canada, V7R 4L8 .

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low price information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended March 30, 2017. The price information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Prices(1)
Period ended	High	Low	Source
31 March 2017	$0.348	$0.15	OTC Markets Group Inc.
31 December 2016	$0.37	$0.16	OTC Markets Group Inc.
30 September 2016	$0.489	$0.05	OTC Markets Group Inc.
30 June 2016	$0.15	$0.05	OTC Markets Group Inc.
31 March 2016	$0.084	$0.05	OTC Markets Group Inc.
31 December 2015	$0.145	$0.04	OTC Markets Group Inc.
30 September 2015	$0.20	$0.135	OTC Markets Group Inc.
30 June 2015	$0.22	$0.18	OTC Markets Group Inc.
31 March 2015	$0.599	$0.05	OTC Markets Group Inc.

(1) All high & low price data for all periods reflect Madison’s 10:1 consolidation, which was effective March 11, 2015

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

Madison Technologies Inc.	Form 10-K - 2016	Page 8

(b) Holders of Record

Madison has approximately 14 holders of record of Madison’s Common Stock as of December 31, 2016 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K., with the exception of the following:

There is currently $241,000 in outstanding debt securities convertible into 17,042,222 shares of Madison’s Common Stock.

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

Pursuant to the terms and conditions of a product license agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. Tuffy Packs has granted an exclusive license to Madison for the distribution of Tuffy Pack’s product line (collectively, the “Licensed Products”) into the United Kingdom and 43 European countries. According to the terms and conditions of the product license agreement Madison will pay an aggregate amount of $50,000 for the exclusive license to distribute the Licensed Products in Europe. See Exhibit 10.5 - Product License Agreement for more details.

Madison Technologies Inc.	Form 10-K - 2016	Page 9

Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

Results of Operation for the Period Ended December 31, 2016

During the fiscal year ended December 31, 2016, we incurred net losses of $66,089, compared to our net losses in fiscal 2015 of $64,485. Our losses in the current fiscal year were slightly lower due to lower general and administrative expenses that we incurred in connection with our preparation and filings.

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

Liquidity and Capital Resources

As of December 31, 2016, Madison had total assets of $57,019, and a working capital deficit of $316,708, compared with a working capital deficit of $265,750 as of December 31, 2015. The increase in the working capital deficit was primarily due to an increase in interest accrued on notes payable debt, the balance owing on the license agreement and an increase in convertible notes payable arising from interest recognition on discount. The assets consisted of $14,259 in cash and $42,760 in a license agreement. The liabilities consisted of $30,114 in accounts payable ($36,315 in 2015), $114,683 in notes payable and accrued interest ($107,592 in 2015), $146,013 in convertible notes payable ($122,083 in 2015), $33,500 in license fee payable and $261 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its plan of operations and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2016, net cash used in operating activities increased to $30,742 compared with $27,729 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $66,089 less a non cash items of interest on the convertible debt of $23,930 of amortization of license of $7,240, accrued interest on note payable of $6,135 and gain on dissolution of subsidiary of $2,673 The use was reduced by an increase of $7151 in accounts payable .

Net Cash Used in Investing Activities

Net cash used in investing activities was $16,500 for the purchase of licensing agreement during the fiscal year ended December 31, 2016 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $61,000 for the fiscal year ended December 31, 2016 as compared with financing activities of $25,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from convertible notes payable.

Plan of Operation

Madison’s plan of operation for the next 12 months is to deliver the Licensed Products into the European and UK retail and wholesale markets via the use of online market and fulfilment services including but not limited to Amazon.eu, Redstag and MCS Fulfilment. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Madison Technologies Inc.	Form 10-K - 2016	Page 10

Management expects to expand Madison’s sales distribution strategy beginning in May 2017 and to be operational by September 2017, this includes the following components:

1.   Initial inventory with an estimated cost of $10,000

2.   Social media and online advertising of $10,000

3.   Payments to be made under Product License Agreement of $33,500

Madison sales strategy is to develop online exposure through the use of social media marketing and sending demo packs of the Licensed Products to both online bloggers and established gun owner clubs. The demo packs will include both new products as well as examples of the products that have been tested and exposed to gunfire to demonstrate the products effectiveness.

In addition to the costs associated to Madison’s sales and distribution strategy, management anticipates incurring the following expenses during the next 12 month period:

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

As at December 31, 2016, Madison had cash of $14,259 and a working capital deficit of $316,708. Accordingly, Madison will require additional financing in the amount of $361,708 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2016.

Madison Technologies Inc.	Form 10-K - 2016	Page 11

Going Concern

The independent auditors’ report accompanying our December 31, 2016 and 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Madison Technologies Inc.	Form 10-K - 2016	Page 12

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

Financial Statements

DECEMBER 31, 2016

(AUDITED)

Madison Technologies Inc.	Form 10-K - 2016	Page 13

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Madison Technologies Inc.:

I have audited the accompanying balance sheets Madison Technologies Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the change in stockholders’ deficiency and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ K. R. Margetson Ltd
March 29, 2017	Chartered Professional Accountant

Madison Technologies Inc.	Form 10-K - 2016	F-1

MADISON TECHNOLOGIES INC.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$14,259	$501
	14,259	501

Intangible asset, at amortized cost License agreement (Note 3)	42,740	-

Total Assets	$57,019	$501

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,510	$36,315
License fee payable (Note 3)	33,500	-
Notes and accrued interest payable (Note 4)	114,683	107,592
Convertible notes payable (Note 7)	146,013	122,083
Related party advance (Note 5)	261	261

TOTAL LIABILITIES	330,967	266,251

STOCKHOLDERS’ DEFICIT
Common Stock (Note 6)
Par Value:$0.0001
Authorized 500,000,000 shares
Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	285,600	224,600
Accumulated other comprehensive loss	-	3,109
Accumulated deficit	(570,850)	(504,761)

Total stockholders’ deficiency	(273,948)	(265,750)

Total liabilities and stockholders’ deficiency	$57,019	$501

See Accompanying Notes to Financial Statements.

Madison Technologies Inc.	Form 10-K - 2016	F-2

MADISON TECHNOLOGIES INC.

Statements of Operations

	For the	For the
	year ended	year ended
	December 31, 2016	December 31, 2015

Revenues
Sales	$221	$-
Cost of sales	62	-

Gross Margin	159	-

Operating expenses
General and administrative (including amortization of $7,240)	38,856	33,588
	38,856	33,588

Loss before other items	(38,697)	(33,588)

Other items
Gain on dissolution of subsidiary	2,673	-
Interest	(30,065)	(30,897)
	(27,392)	(30,897)

Net loss	(66,089)	(64,485)

Other comprehensive income
Translation gain/(loss)	(3,109)	5,854

Total comprehensive loss	$(69,198)	$(58,631)

Net loss per share
-Basic and diluted	$(0.006)	$(0.005)

Average number of shares of common stock outstanding	11,302,000	11,302,000

See Accompanying Notes to Financial Statements.

Madison Technologies Inc.	Form 10-K - 2016	F-3

MADISON TECHNOLOGIES INC.

StatementS of stockholders’ DEFICIency

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2014	11,302,000	$11,302	$199,600	$(2,746)	$(440,276)	$(232,120)

Foreign currency adjustments		-	-	5,855	-	5,855
Convertible debt - Note 7		-	25,000	-	-	25,000
Net loss, December 31, 2015		-	-	-	(64,485)	(64,485)

Balance December 31, 2015	11,302,000	11,302	224,600	3,109	(504,761)	(265,750)

Foreign currency adjustments		-	-	(3,109)	-	(3,109)
Convertible debt - Note 7		-	61,000	-	-	61,000
Net loss, December 31, 2016		-	-	-	(66,089)	(66,089)

Balance December 31, 2016	11,302,000	$11,302	$285,600	$-	$(570,850)	$(273,948)

See Accompanying Notes to Financial Statements.

Madison Technologies Inc.	Form 10-K - 2016	F-4

MADISON TECHNOLOGIES INC.

StatementS of cash flows

	For the year	For the year
	ended	ended
	December 31, 2016	December 31, 2015

Cash Flows from operating activities:
Net loss	$(66,089)	$(64,485)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of convertible debt discount recorded as interest	23,930	24,750
Amortization of license	7,240
Accrued interest on notes payable	6,135	6,147
Gain on dissolution of subsidiary	(2,673)
Changes in assets and liabilities
Accounts payable and accruals	715	(5.859)
Net cash used in operating activities	(30,742)	(27,729)

Cash Flows from investing activities:
Purchase of Intangible asset	(16,500)	-

Net cash used in investing activities	(16,500)	-

Cash Flows from financing activities:
Proceeds of convertible notes payable	61,000	25,000

Net cash provided by financing activities	61,000	25,000

Net increase (decrease) in cash	13,758	(2,729)

Cash, beginning of year	501	3,230

Cash, end of year	$14,259	$501

SUPPLEMENTAL DISCLOSURE

Interest	$6,135	$6,147
Taxes paid	$-	$-

See Accompanying Notes to Financial Statements

Madison Technologies Inc.	Form 10-K - 2016	F-5

MADISON TECHNOLOGIES INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On September 16, 2016, the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other countries. The Company will be selling ballistic panels which are personal body armours, that conforms to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy include online and social media marketing, as well as attending various tradeshows and conferences.

Effective December 31, 2016, the Company dissolved its wholly owned subsidiary, Scout Resources Inc. (“Scout”) and assumed all the debt that Scout owed.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $570,850 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Madison Technologies Inc.	Form 10-K - 2016	F-6

Note 2 Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b)       Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2016, the Company did not have any cash equivalents (2016 – $nil), and $534 was deposited in accounts that were federally insured (2015 - $0).

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

Madison Technologies Inc.	Form 10-K - 2016	F-7

h)        Fair Value Measurements

The Company follows FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

i)        Financial Instruments

Fair Value

The Company’s financial instruments consisting of cash, account payable and accrued liabilities, notes payable and accrued interest and related party advances are carried at face which approximates fair value because of their short-term nature.

FASB ASC Topic 470, “Debt with Conversions and Other Options,” which requires that no amount be allocated to the equity feature of convertible debt where there is no beneficial conversion feature, does not apply to the Company’s convertible promissory notes. The convertible promissory notes have been issued without an interest component and a promissory note without any interest rate or any conversion feature would have no fair value, based on the accepted premise that investors require a profit incentive. Accordingly, the total value of these instruments has been allocated to the equity component as this is logically the only reason for investment. Promissory note issuances are included in additional paid-in capital and being amortized and charged to interest on an effective interest rate basis.

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

Madison Technologies Inc.	Form 10-K - 2016	F-8

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

The functional currency of the now dissolved wholly owned subsidiary was Canadian dollars. The assets and liabilities arising from these operations were translated at current exchange rates and related revenues and expenses at the exchange rates in effect at the time the revenue or expense was incurred. Resulting translation adjustments, if material, were accumulated as a separate component of accumulated other comprehensive income in the statement of stockholders’ deficit.

m)        Intangible Assets

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

Madison Technologies Inc.	Form 10-K - 2016	F-9

Note 3 License Agreement

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

At December 31, 2016, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. Amortization of $7,240 has been recorded during the year ended December 31, 2016.

As the Company failed to make timely payments under the license agreement, it was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 4 Notes and Accrued Interest Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at December 31, 2016, accrued interest on the note was $23,597 (December 31, 2015 - $21,597). The note payable balance including accrued interest was $48,797 as at December 31, 2016 (December 31, 2015 - $46,797). Interest on the debt for each of the years ended December 31 was $2,000.

b)	$22,825 ($30,000 CDN) with annual interest payable at 5%
As at December 31, 2016, accrued interest on the note was $10,362 (December 31, 2015 - $9,462). The note payable balance including accrued interest was $33,187 as at December 31, 2016 (December 31, 2015 - $31,089). Interest on debt for the years ended December 31 was $1,143 in 2016 and $1,150 in 2015.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000, bearing interest at 12%. As at December 31, 2016, accrued interest on the note was $7,698 (December 31, 2015 - $4,706). The note payable balance including accrued interest was $32,698 as at December 31, 2016 (December 31, 2015 - $29,706)

Note 5 Related Party Advance

In 2008 the former President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at December 31, 2016 is $261. There were no related party transactions during the year ended December 31, 2016.

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

On March 30, 2006, the Company entered into a private placement agreement whereby the Company issued 20,000 Regulation-S shares in exchange for $50,000. ($2.50 per share).

On June 7, 2004, the Company issued 5,907,000 in consideration of $472 in cash. ($.00008 per share.)

Madison Technologies Inc.	Form 10-K - 2016	F-10

On June 14, 2001, the Company approved a forward stock split of 5,000:1. These financial statements have been retroactively adjusted to effect this split.

On June 15, 1998 the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of December 31, 2016.

Note 7 Convertible Notes Payable

In total there are eleven convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder at six different conversion rates: $0.01 debt to 1 common share, $0.045 to 1 common share; $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect.

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years (20%) starting April 2008.and was fully amortized as at April 2013.

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	20,000
Balance, convertible note payable	$20,000	$20,000

The total discount of $20,000 was amortized over 5 years (20%) starting June 2010 and was fully amortized as at June 2015. Interest of $2,000 was recorded for the nine months ended September 30, 2015.

Madison Technologies Inc.	Form 10-K - 2016	F-11

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Dec 31, 2016	Dec 31 2015

Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	22,500	17,750
Balance, convertible note payable	$22,500	$17,750

The total discount of $25,000 is being amortized over 5 years starting July 2012. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2016 and 2015, $5,000 was recorded as interest expense. As at December 31, 2016 the unamortized discount is $2,500.

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	18,750	13,750
Balance, convertible note payable	$18,750	$13,750

The total discount of $25,000 is being amortized over 5 years starting April 2013. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2016 and 2015, $5,000 was recorded as interest expense. As at December 31, 2016 the unamortized discount is $6,250.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share

Madison Technologies Inc.	Form 10-K - 2016	F-12

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,500
Balance, convertible note payable	$10,000	$9,500

The total discount of $10,000 was amortized over 5 years starting April 2011. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2016, $500 was recorded as interest expense and $2,000 was recorded as interest expense for the twelve months ended December 31, 2015

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Dec 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,250
Balance, convertible note payable	$10,000	$9,250

The total discount of $10,000 was amortized over 5 years starting May 2011. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2016, $750 was recorded as interest expense and $1,500 was recorded as interest expense for the nine months ended September 30, 2015.

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-
Amortized discount	13,333	8,333
Balance, convertible note payable	$13,333	$8,333

The total discount of $25,000 is being amortized over 5 years starting May 2014. Accordingly, the annual interest rate is 20% and for the twelve months ended December 30, 2016 and 2015, $5,000 was recorded as interest expense. As at December 31, 2016 the unamortized discount is $11,667.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share

Madison Technologies Inc.	Form 10-K - 2016	F-13

The balance of this convertible note payable is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	8,750	3,750
Balance, convertible note payable	$8,750	$3,750

The total discount of $25,000 is being amortized over 5 years starting April, 2015. Accordingly, the annual interest rate is 20% and for the twelve months ended December 31, 2016, $5,000 was recorded as interest expense, $2,500 was recorded as interest expense for the twelve months ended December 30, 2016. As at December 31, 2016 the unamortized discount was $16,250.

There are two convertible notes payable convertible on the basis of $0.05 of debt to 1 common share

The balance of the first convertible note payable is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$21,000	$-
Value allocated to additional paid-in capital	21,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	1,680	-
Balance, convertible note payable	$1,680	$-

The total discount of $21,000 is being amortized at 12% starting May, 2016. For the year ended December 31, 2016, $1,680 was recorded as interest expense. As at December 31, 2016 the unamortized discount is $19,320.

The balance of the second convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	Dec 31, 2016	Dec 31, 2015

Balance

Proceeds from promissory note	$20,000	$-
Value allocated to additional paid-in capital	20,000	-

Balance allocated to convertible note payable	-	-
Amortized discount	400	-
Balance, convertible note payable	$400	$-

The total discount of $20,000 is being amortized at 12% starting Nov 2016. For the year ended December 31, 2016, $400 was recorded as interest expense. As at December 31, 2016 the unamortized discount is $19,600.

Madison Technologies Inc.	Form 10-K - 2016	F-14

There is one convertible notes payable convertible on the basis of $0.04 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Dec 31, 2016	Dec 31, 2015
Balance

Proceeds from promissory note	$20,000	$-
Value allocated to additional paid-in capital	20,000	-

Balance allocated to convertible note payable		-
Amortized discount	600	-
Balance, convertible note payable	$600	$-

The total discount of $20,000 is being amortized at 12% starting October, 2016. For the year ended December 31, 2016 $600 was recorded as interest expense. As at December 31, 2016 the unamortized discount is $19,400

Note 8 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31, 2016	December 31, 2015

Net income (loss) for the period	$(66,089)	$(64,485)
Statutory and effective tax rates	26.0%	26.0%
Income taxes expenses (recovery) at the effective rate	$(17,183)	$(16,766)
Tax effect of permanent differences	6,222	6,435
Tax benefit not recognized	10,961	10,331
Income tax expense (recovery) and income tax liability (asset)	$-	$-

As at December 31, 2016 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31, 2016	December 31, 2015

Tax loss carried forward	$288,518	$382,678

Deferred tax assets	$75,015	$99,496
Valuation allowance	(75,015)	(99,496)

Deferred taxes recognized	$-	$-

During the year ended December 31, 2016, $136,319 in income tax losses expired. The remaining income tax losses will expire between 2027 and 2037.

Madison Technologies Inc.	Form 10-K - 2016	F-15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Madison’s accountants on accounting and financial disclosure. Madison’s Independent Registered Public Accounting Firm since January 31, 2009 has been K. R. Margetson Ltd, Chartered Professional Accountant, 210, 905 West Pender Street, Vancouver, BC V6C 1L6, Canada.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Technologies Inc.	Form 10-K - 2016	Page 14

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2016 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2016, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Madison Technologies Inc.	Form 10-K - 2016	Page 15

Item 9B. Other Information

As of the date of this report Madison is not current with the required payment schedule per it’s agreement with Tuffy Packs LLC. As a result of the arrears payments, Madison is no longer the exclusive distributor of the Tuffy Packs product line in The UK and Western Europe.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Each director of Madison holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Madison’s management team is listed below.

Officer’s Name	Madison Technologies Inc.
Thomas Brady	Director and President, CEO, CFO, Treasurer, Corporate Secretary

Thomas Brady Mr. Brady (64 years old) has been a director and officer of Madison since September 2016. Mr. Brady has over 30 years experience working in marketing and sales for both small and large corporations. During the past five years, since March 1992, Mr. Brady has been the President of BBX Marketing Corp, a investment and consulting company. Mr. Brady holds a Bachelor of Commerce degree from the University of Manitoba.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2016 were met.

Madison Technologies Inc.	Form 10-K - 2016	Page 16

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

(h) Identification of Audit Committee

Madison does not have a separately-designated standing audit committee. Rather, Madison’s entire board of directors performs the required functions of an audit committee. Currently, Thomas Brady is the only member of Madison’s audit committee, but he does not meet Madison’s independent requirements for an audit committee member. See “Item 12. (c) Director independence” below for more information on independence.

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

As of December 31, 2016, Madison did not have a written audit committee charter or similar document.

(i) Code of Ethics

Madison has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Madison undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Madison at 206-203-0474 to request a copy of Madison’s financial code of ethics. Management believes Madison’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Madison Technologies Inc.	Form 10-K - 2016	Page 17

Item 11. Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2016.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)

Thomas Brady President Sep 2016 – present	2016 2015 2014	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a

Joseph Gallo President June 2007 – Sep 2014 Secretary/Treasurer Sep 2011 – Sep 2014 President Jan 2015 – Sep 2016 Secretary/Treasurer Jan 2015 – Sep 2016	2016 2015 2014	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Frank McEnulty President Nov 2014 – Jan 2015	2016 2015 2014	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	nil nil nil

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

Madison Technologies Inc.	Form 10-K - 2016	Page 18

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Stock	Joseph Gallo 4448 Patterdale Street North Vancouver, British Columbia V7R 4L8 Canada	3,088,500	27.3%

Common Stock	Thomas Brady 1005-1101 Pacific St Vancouver, British Columbia, V6E1T3	3,088,500	27.3%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 11,320,000 shares of Common Stock issued and outstanding as of March 30, 2016.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Stock	Thomas Brady 1005-1101 Pacific St Vancouver, British Columbia, V6E1T3	3,088,500	27.3%

Common Stock	Directors and Executive Officers (as a group)	3,088,500	27.3%

[1] Based on 11,302,000 shares of Common Stock issued and outstanding as of March 30, 2016.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison, with the exception that on September 26, 2016, Thomas Brady and Steven Cozine entered into a share purchase agreement for the purchase and sale of 3,088,500 shares in the capital of Madison for the purchase price of $1,000.00. For more details, see Exhibit 10.1 – Share Purchase Agreement.

As a result of the purchase and sale of the 3,088,500 shares, there was a change in control in the voting shares of Madison. Thomas Brady, is now the beneficial owner of 27.3% of the issued and outstanding shares of common stock in the capital of Madison.

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

(b) Promoters and control persons

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of Madison’s business. From June 2007 until July 2011, Joseph Gallo and Steven Cozine were promoters of Madison’s business. From July 2011 until September 2014 Joseph Gallo was the promoter of Madison’s business. From September 2014 until November 2014 Brent Inzer was the promoter of Madison’s business. From November 2014 until Jan 2015 Mr. Frank McEnulty was the promoter of Madison’s business. From January 2015 until September 2016 Mr. Joseph Gallo was the promoter of Madison’s business. From September 2016 until present Thomas Brady has been the promoter of Madison’s business, none of these promoters have received anything of value from Madison nor is any person entitled to receive anything of value from Madison for services provided as a promoter of the business of Madison.

Madison Technologies Inc.	Form 10-K - 2016	Page 19

(c) Director independence

Madison’s board of directors currently consists of Thomas Brady. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Madison’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of Madison’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Madison in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Madison’s stock will not preclude a director from being independent.

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

2016 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

2015 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2016 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2015 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2015 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2015 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(6) The percentage of hours expended on the principal accountant’s engagement to audit Madison’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Madison Technologies Inc.	Form 10-K - 2016	Page 20

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.1	Share Purchase Agreement dated September 26, 2016 between Thomas Brady and Steven Cozine.	Filed

10.5

Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc., filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.

Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Madison Technologies Inc.	Form 10-K - 2016	Page 21

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ Thomas Brady
Name:	Thomas Brady
Title:	Director and President
Dated:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Thomas Brady

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

March 30, 2016
Thomas Brady

Madison Technologies Inc.	Form 10-K - 2016	Page 22