Form 10-Q
period 2017-03-31
Madison Technologies Inc.
filed 2017-05-16
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2017

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________to _______________________

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

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock - $0.001 par value	11,302,000

Form 10-Q – Q3	Madison Technologies Inc.	Page 2

part I – financial information

Item 1.	Financial Statements.

interim Financial Statements

MARCH 31, 2017

(unaudited)

MADISON TECHNOLOGIES INC.

Form 10-Q – Q3	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$12,273	$14,259

	12,273	14,259
Intangible asset, at amortized cost
License agreement (Note 5)	36,510	42,760

Total Assets	$48,783	$57,019

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,845	$36,510
License fee payable (Note 5)	33,500	33,500
Notes and accrued interest payable (Note 6)	116,578	114,683
Convertible notes payable (Note 9)	152,843	146,013
Related party advance (Note 7)	261	261
TOTAL LIABILITIES	343,027	330,967

STOCKHOLDERS’ DEFICIT
Common Stock (Note 6) Par Value: $0.0001 Authorized 500,000,000 shares Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	285,600	285,600
Accumulated deficit	(591,146)	(570,850)

Total stockholders’ deficiency	(294,244)	(273,948)

Total liabilities and stockholders’ deficiency	$47,783	$57,019

See Accompanying Notes to the Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(uNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31 2017	March 31 2016

Revenues
Sales	$1,420	$-
Cost of sales	557	-

Gross Margin	863	-

Operating expenses
Amortization expense	6,250	-
General and administrative	6,549	5,759
	12,800	5,759

Loss before other items	(11,936)	(5,759)
Other items
Interest	(8,360)	(7,537)

Net loss	(20,296)	(13,296)

Other comprehensive income
Translation gain/(loss)	-	(2,164)

Total comprehensive loss	$(20,296)	$(15,460)

Net loss per share
-Basic and diluted	$(0.002)	$(0.001)

Average number of shares of common stock outstanding	11,302,000	11,302,000

See Accompanying Notes to the Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’ DEFICIency

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2015	11,302,000	$11,302	$224,600	$3,109	$(504,761)	$(265,750)

Foreign currency adjustments	-	-	-	(3,109)	-	(3,109)
Convertible debt - Note 7	-	-	61,000	-	-	61,000
Net loss, December 31, 2016	-	-	-	-	(66,089)	(66,089)

Balance December 31, 2016	11,302,000	$11,302	$285,600	$-	$(570,850)	$(273,948)

Net loss, March 31, 2017	-	-	-	-	(20,296)	(20,296)

Balance March 31, 2017	11,302,000	$11,302	$285,600	$-	$(591,146)	$(294,244)

See Accompanying Notes to the Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

Cash Flows from operating activities:
Net loss	$(20,296)	$(13,296)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of convertible debt discount recorded as interest	6,830	6,000
Amortization of license	6,250	-
Accrued interest on notes payable	1,530	1,537
Foreign exchange on notes payable	365	-
Gain on dissolution of subsidiary	-	-
Changes in assets and liabilities
Accounts payable and accruals	3,335	5,694

Net cash used in operating activities	(1,986)	(65)

Cash Flows from investing activities:
Purchase of Intangible asset	-	-

Net cash used in investing activities	-	-

Cash Flows from financing activities:
Proceeds of convertible notes payable	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(1,986)	(65)

Cash, beginning of year	14,259	501

Cash, end of year	$12,273	$436

SUPPLEMENTAL DISCLOSURE

Interest	$8,360	$7,537
Taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

Form 10-Q – Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2017

Note 1 Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2016 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2016 annual financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

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

On September 16, 2016, the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other essentially European countries. The Company will be selling ballistic panels which are personal body armors, that conforms to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy include online and social media marketing, as well as attending various tradeshows and conferences.

Effective December 31, 2016, the Company dissolved its wholly owned subsidiary, Scout Resources Inc. (“Scout”) and assumed all the debt that Scout owed.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $591,146 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Form 10-Q – Q3	Madison Technologies Inc.	Page 8

Note 3 Summary of Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended December 31, 2016.

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

Note 5 License Agreement

The Company entered into an exclusive product license agreement on September 16, 2016 with Tuffy Packs, LLC, a Texas corporation, to sell Ballistic Panels in certain countries, essentially in Europe. The license is for a period of two years unless terminated and may be renewed for successive terms of two years each. The payment terms for the license is as follows:

1.	$10,000 payable within seven days after the effective date;
2.	An additional $15,000 payable within 30 days after the effective date; and
3.	A final payment of $25,000 payable within 90 days of the effective date.

At March 31, 2017, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To Date, the Company has recorded a total license amortization of $13,490.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6 Notes and Accrued Interest Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at March 31, 2017, accrued interest on the note was $23,597 (March 31, 2016 - $22,297). The note payable balance including accrued interest was $48,797 as at March 31, 2017 (March 31, 2016 - $47,297). Interest on the debt for each of the three-month periods ended March 31 was $500.

b)	$22,557 ($30,000 CDN) with annual interest payable at 5%

As at March 31, 2017, accrued interest on the note was $11,278 (March 31, 2016 - $10,409). The note payable balance including accrued interest was $33,835 as at March 31, 2017 (March 31, 2016 - $33,218). Interest on debt for the three-month periods ended March 31 was $282 in 2017 and $289 in 2016.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000, bearing interest at 12%. As at March 31, 2017, accrued interest on the note was $8,446 (March 31, 2016 - $5,454). The note payable balance including accrued interest was $33,446 as at March 31, 2017 (March 31, 2016 - $30,454).

Form 10-Q – Q3	Madison Technologies Inc.	Page 9

Note 7 Related Party Advance

In 2008, the former President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at March 31, 2017 is $261. There were no related party transactions during the three-month periods ended March 31, 2017 or 2016.

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

On June 15, 1998, the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of March 31, 2017.

Note 9 Convertible Notes Payable

In total, there are eleven convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder at six different conversion rates: $0.01 debt to 1 common share, $0.045 to 1 common share; $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect.

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

Form 10-Q – Q3	Madison Technologies Inc.	Page 10

The total discount of $40,000 was amortized over 5 years (20%) starting April 2008 and was fully amortized as at April 2013.

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	20,000
Balance, convertible note payable	$20,000	$20,000

The total discount of $20,000 was amortized over 5 years (20%) starting June 2010 and was fully amortized as at June 2015.

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	23,750	22,500
Balance, convertible note payable	$23,750	$22,500

The total discount of $25,000 is being amortized over 5 years starting July 2012. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2017 and 2016, $1,250 was recorded as interest expense. As at March 17, 2017 the unamortized discount is $1,250.

Form 10-Q – Q3	Madison Technologies Inc.	Page 11

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	18,750
Balance, convertible note payable	$20,000	$18,750

The total discount of $25,000 is being amortized over 5 years starting April 2013. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2017 and 2016, $1,250 was recorded as interest expense. As at March 31, 2017 the unamortized discount is $5,000.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	10,000
Balance, convertible note payable	$10,000	$10,000

The total discount of $10,000 was amortized over 5 years (20%) starting April 2011 and was fully amortized as at April 2016.

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,250
Balance, convertible note payable	$10,000	$9,250

Form 10-Q – Q3	Madison Technologies Inc.	Page 12

The total discount of $10,000 was amortized over 5 years (20%) starting May 2011 and was fully amortized as at May 2016.

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-
Amortized discount	14,583	13,333
Balance, convertible note payable	$14,583	$13,333

The total discount of $25,000 is being amortized over 5 years starting May 2014. Accordingly, the annual interest rate is 20% and for the three months ended March 31, 2017 and 2016, $1,250 was recorded as interest expense. As at March 31, 2017 the unamortized discount is $10,417.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	10,000	8,750
Balance, convertible note payable	$10,000	$8,750

The total discount of $25,000 is being amortized over 5 years starting April 2015. Accordingly, the annual interest rate is 20% and for the three months ended March 17, 2017 and 2016, $1,250 was recorded as interest expense. As at March 17, 2017 the unamortized discount was $15,000.

There are two convertible notes payable convertible on the basis of $0.05 of debt to 1 common share

Form 10-Q – Q3	Madison Technologies Inc.	Page 13

The balance of the first convertible note payable is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$21,000	$21,000
Value allocated to additional paid-in capital	21,000	21,000

Balance allocated to convertible note payable	-	-
Amortized discount	2,310	1,680
Balance, convertible note payable	$2,310	$1,680

The total discount of $21,000 is being amortized at 12% starting May 2016. For the three months ended March 31, 2017, $630 was recorded as interest expense, and $1,680 was recorded as interest expense during year ended December 31, 2016. As at March 31, 2017 the unamortized discount is $18,690.

The balance of the second convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	1,000	400
Balance, convertible note payable	$1,000	$400

The total discount of $20,000 is being amortized at 12% starting November 2016. For the three months ended March 31, 2017, $600 was recorded as interest expense, and $400 was recorded as interest expense during the year ended December 31, 2016. As at March 31, 2017 the unamortized discount is $19,000.

There is one convertible notes payable convertible on the basis of $0.04 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Mar 31, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable		-
Amortized discount	1,200	600
Balance, convertible note payable	$1,200	$600

The total discount of $20,000 is being amortized at 12% starting October 2016. For the three months ended March 31, 2017, $600 was recorded as interest expense, and $600 was recorded as interest expense during the year ended December 31, 2016. As at March 31, 2017 the unamortized discount is $18,800.

Form 10-Q – Q3	Madison Technologies Inc.	Page 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2017 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended March 31, 2017.

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

On September 6, 2016, Joseph Gallo resigned as the Chief Financial Officer, the Chief Financial Officer, and the Corporate Secretary, and as a director of Madison. In addition, on September 6, 2016, Mr. Thomas Brady consented to and was appointed the Chief Executive Officer, the Chief Financial Officer and the Corporate Secretary of Madison by the board of directors.

The board of directors of Madison currently consists of Thomas Brady as the sole director and as the Chief Executive Officer, the Chief Financial Officer and the Corporate Secretary of Madison. Please see Item 5.02 of the Form 8-K filed on September 8, 2016 for information relating to these director and officer changes

On September 16, 2016 Madison entered into a material definitive agreement with Tuffy Packs, LLC to acquire an exclusive licensing agreement for the distribution of Tuffy Pack’s product line into the United Kingdom and 43 European countries. According to the terms and conditions of the product license agreement Madison will pay an aggregate amount of $50,000 for the exclusive license to distribute Tuffy Packs’ product line. Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bulletproof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

Please see Item 1.01 of the Form 8-K filed on September 19, 2016 for information relating to the Product License Agreement as well please see Item 1.01 and Item 2.01 of the Form 8-K filed on September 23, 2016 for information relating to the Product License Agreement and for a description of Madison’s business.

Form 10-Q – Q3	Madison Technologies Inc.	Page 15

On September 26, 2016, Thomas Brady and Steven Cozine entered into a share purchase agreement for the purchase and sale of 3,088,500 shares in the capital of Madison for the purchase price of $1,000.00. Please see Item 5.01 of the Form 8K filed on October 3, 2016 and see Exhibit 10.1 – Share Purchase Agreement for information relating to the change in control of the registrant.

On October 12, 2016, Madison Technologies Inc. (“Madison”) received approval from Amazon Europe to begin sales of its Tuffy Pack line of products in the United Kingdom through the Amazon Marketplace. On October 14, 2016, Madison received approval from Amazon Europe to begin sales of its Tuffy Pack line of products in Germany, Italy, Spain and France through the Amazon Marketplace. As of October 21, 2016, Madison had completed its first sale through the Amazon Marketplace also on October 21, 2016 Madison ceased to be a shell company as defined in Rule 12b-2 of the Exchange Act. Please see Item 5.06 of the Form 8-K filed on October 21, 2016 for information relating to the change in shell status.

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

Three months ended March 31, 2017 and March 30, 2016

Our net loss for the three-month period ended March 31, 2017 was $20,296 (2016: $13,296), which consisted of general and administration expenses and amortization. We generated $1,420 in revenue during three-month period in fiscal 2017 compared to nil during the three-month period in 2016. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and amortization expense related to our online store operations and the amortization of our Tuffy Pack licence agreement obligations.

The weighted average number of shares outstanding was 11,302,000 for the three-month period ended March 31, 2017 and 11,302,000 for the three-month period ended March 30, 2016.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2017, Madison had cash of $12,273 and a working capital deficit of $330,754, compared to cash of $14,259 and working capital deficit of $316,708 as at December 31, 2016.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 16

Net Cash Used in Operating Activities

Madison used cash of $1,986 in operating activities during the first three months of fiscal 2016 compared to cash used of $65 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in operating expenses.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first three months of fiscal 2017 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were nil for the first three months of fiscal 2017, from proceeds of a convertible note payable. Madison generated nil from financing activities during the first three months of fiscal 2016.

Plan of Operation

Our plan of operation is to continue to deliver the Tuffy Pack licensed products into the European and UK retail and wholesale markets via the use of online market and fulfilment services including but not limited to Amazon.eu, Ebay and Ecwid. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Management expects to implement Madison’s sales distribution strategy beginning in May 2017 and to be operational by September 2017, this includes the following components:

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

As at March 31, 2017, Madison had cash of $12,273 and a working capital deficit of $330,754. Accordingly, Madison will require additional financing in the amount of $375,754 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Risk Factors

An investment in Madison’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Madison’s Form 10-K filed on April 15, 2009.

Going Concern

Madison has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons, Madison’s auditors stated in their report that they have substantial doubt Madison will be able to continue as a going concern.

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

Material Commitments for Capital Expenditures

At March 31, 2017 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 18

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2017.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of March 31, 2017, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Madison. In addition, during this quarter, no material arrearage in the payment of dividends has occurred.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 20

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference	Filed
.
10.1	Share Purchase Agreement dated September 26, 2016 between Thomas Brady and Steve Cozine filed as an exhibit to Madison’s Form 8K filed on October 3, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q – Q3	Madison Technologies Inc.	Page 21

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated:	May 14, 2017	By:	/s/ Thomas Brady
		Name:	Thomas Brady
		Title:	President
(Principal Executive Officer)