Form 10-Q
period 2017-06-30
Madison Technologies Inc.
filed 2017-08-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2017

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ___________________to ___________________

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock - $0.001 par value	12,257,565

Form 10-Q – Q3	Madison Technologies Inc.	Page 2

part I – financial information

Item 1. Financial Statements.

interim Financial Statements

JUNE 30, 2017

(unaudited)

MADISON TECHNOLOGIES INC.

Form 10-Q – Q3	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$10,350	$14,259

	10,350	14,259
Intangible asset, at amortized cost License agreement (Note 5)	30,260	42,760

Total Assets	$40,610	$57,019

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,202	$36,510
License fee payable (Note 5)	33,500	33,500
Notes and accrued interest payable (Note 6)	118,895	114,683
Convertible notes payable (Note 9)	159,673	146,013
Related party advance (Note 7)	261	261

TOTAL LIABILITIES	352,531	330,967

STOCKHOLDERS’ DEFICIT
Common Stock (Note 8) Par Value: $0.0001 Authorized 500,000,000 shares Issued and outstanding: 11,302,000 shares	11,302	11,302
Additional Paid in Capital	285,600	285,600
Accumulated deficit	(608,823)	(570,850)

Total stockholders’ deficiency	(311,921)	(273,948)

Total liabilities and stockholders’ deficiency	$40,610	$57,019

See Accompanying Notes to the Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(uNAUDITED)

	For the three	For the three	For the six	For the six
	month ended	month ended	month ended	month ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues
Sales	$3,378	$0	$4,798	$0
Cost of sales	3,004	0	3,561	0

Gross Margin	374	0	1,237	0

Operating expenses
Amortization expense	6,250	0	12,500	0
General and administrative	3,434	2,973	9,984	8,732

	9,684	2,973	22,484	8,732

Loss before other expense	(9,310)	(2,973)	(21,247)	(8,732)

Other expense - interest	(8,366)	(7,487)	(16,726)	(15,024)

Net loss	(17,676)	(10,460)	(37,973)	(23,756)

Other Comprehensive income
Translation gain(loss)	0	(27)	0	(2,191)

Total comprehensive loss	$(17,676)	$(10,487)	$(37,973)	$(25,947)

Net loss per share
-Basic and diluted	$(0.002)	$(0.001)	$(0.003)	$(0.003)

Average number of shares of common stock outstanding	11,302,000	11,302,000	11,302,000	11,302,000

See Accompanying Notes to Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’ DEFICIency

(UNAUDITED)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2015	11,302,000	$11,302	$224,600	$3,109	$(504,761)	$(265,750)

Foreign currency adjustments	-	-	-	(3,109)	-	(3,109)
Convertible debt - Note 7	-	-	61,000	-	-	61,000
Net loss, December 31, 2016	-	-	-	-	(66,089)	(66,089)

Balance December 31, 2016	11,302,000	11,302	285,600	-	(570,850)	(273,948)

Net loss, June 30, 2017	-	-	-	-	(37,973)	(37,973)

Balance June 30, 2017	11,302,000	$11,302	$285,600	$-	$(608,823)	$(311,921)

See Accompanying Notes to the Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	June 30, 2017	June 30, 2016

Cash Flows from operating activities:
Net loss	$(37,973)	$(23,756)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of convertible debt discount recorded as interest	13,660	11,950
Amortization of license	12,500	-
Accrued interest on notes payable	3,066	3,074
Foreign exchange on notes payable	1,146	-
Changes in assets and liabilities
Accounts payable and accruals	3,692	(12,151)

Net cash used in operating activities	(3,909)	(20,883)

Cash Flows from investing activities:
Purchase of Intangible asset	-	-

Net cash used in investing activities	-	-

Cash Flows from financing activities:
Proceeds of convertible notes payable	-	21,000

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(3,909)	117

Cash, beginning of period	14,259	501

Cash, end of period	$10,350	$618

SUPPLEMENTAL DISCLOSURE

Interest	$16,726	$15,024
Taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

Form 10-Q – Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2017

Note 1 Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2016 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2016 annual financial statements. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $608,823 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

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

At June 30, 2017, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To Date, the Company has recorded a total license amortization of $13,490.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6 Notes and Accrued Interest Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at June 30, 2017, accrued interest on the note was $24,797 (June 30, 2016 - $22,797). The note payable balance including accrued interest was $49,797 as at June 30, 2017 (June 30, 2016 - $47,797). Interest on the debt for each of the six months ended June 30 was $1,000.

b)	$23,077 ($30,000 CDN) with annual interest payable at 5%

As at June 30, 2017, accrued interest on the note was $11,827 (June 30, 2016 - $10,708). The note payable balance including accrued interest was $34,904 as at June 30, 2017 (June 30, 2016 - $33,857). Interest on debt for the six months ended June 30 was $577 in 2017 and $578 in 2016.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000, bearing interest at 12%. As at June 30, 2017, accrued interest on the note was $9,194 (June 30, 2016 - $6,202). The note payable balance including accrued interest was $34,194 as at June 30, 2017 (June 30, 2016 - $31,202).

Form 10-Q – Q3	Madison Technologies Inc.	Page 9

Note 7 Related Party Advance

In 2008, the former President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at June 30, 2017 is $261. There were no related party transactions during the six-month periods ended June 30, 2017 or 2016.

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

There are no shares subject to warrants or options as of June 30, 2017.

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

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

Form 10-Q – Q3	Madison Technologies Inc.	Page 10

The total discount of $40,000 was amortized over 5 years (20%) starting April 2008 and was fully amortized as at April 2013.

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	20,000
Balance, convertible note payable	$20,000	$20,000

The total discount of $20,000 was amortized over 5 years (20%) starting June 2010 and was fully amortized as at June 2015.

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Jun 30, 2016	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	25,000	22,500
Balance, convertible note payable	$25,000	$22,500

The total discount of $25,000 is being amortized over 5 years starting July 2012. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2017 and 2016, $2,500 was recorded as interest expense. As at June 30, 2017 the note was fully amortized.

Form 10-Q – Q3	Madison Technologies Inc.	Page 11

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	21,250	18,750
Balance, convertible note payable	$21,250	$18,750

The total discount of $25,000 is being amortized over 5 years starting April 2013. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2017 and 2016, $2,500 was recorded as interest expense. As at June 30, 2017 the unamortized discount is $3,750.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	10,000
Balance, convertible note payable	$10,000	$10,000

The total discount of $10,000 was amortized over 5 years (20%) starting April 2011 and was fully amortized as at April 2016.

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Jun 30 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,250
Balance, convertible note payable	$10,000	$9,250

The total discount of $10,000 was amortized over 5 years (20%) starting May 2011 and was fully amortized as at May 2016.

Form 10-Q – Q3	Madison Technologies Inc.	Page 12

There is one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-
Amortized discount	15,833	13,333
Balance, convertible note payable	$15,833	$13,333

The total discount of $25,000 is being amortized over 5 years starting May 2014. Accordingly, the annual interest rate is 20% and for the six months ended June 30, 2017 and 2016, $2,500 was recorded as interest expense. As at June 30, 2017 the unamortized discount is $9,167.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	11,250	8,750
Balance, convertible note payable	$11,250	$8,750

The total discount of $25,000 is being amortized over 5 years starting April 2015. Accordingly, the annual interest rate is 20% and for the six months ended Jun 30, 2017 and 2016, $2,500 was recorded as interest expense. As at June 30, 2017 the unamortized discount was $13,750.

There are two convertible notes payable convertible on the basis of $0.05 of debt to 1 common share

Form 10-Q – Q3	Madison Technologies Inc.	Page 13

The balance of the first convertible note payable is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$21,000	$21,000
Value allocated to additional paid-in capital	21,000	21,000

Balance allocated to convertible note payable	-	-
Amortized discount	2,940	1,680
Balance, convertible note payable	$2,940	$1,680

The total discount of $21,000 is being amortized at 12% starting May 2016. For the six months ended Jun 30, 2017, $1,260 was recorded as interest expense, and $1,680 was recorded as interest expense during year ended December 31, 2016. As at Jun 30, 2017 the unamortized discount is $18,060.

The balance of the second convertible note payable convertible on the basis of $0.05 of debt to 1 common share is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	1,600	400
Balance, convertible note payable	$1,600	$400

The total discount of $20,000 is being amortized at 12% starting November 2016. For the six months ended June 30, 2017, $1,200 was recorded as interest expense, and $400 was recorded as interest expense during the year ended December 31, 2016. As at June 30, 2017 the unamortized discount is $18,400.

There is one convertible notes payable convertible on the basis of $0.04 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Jun 30, 2017	Dec 31, 2016
Balance

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable		-
Amortized discount	1,800	600
Balance, convertible note payable	$1,800	$600

The total discount of $20,000 is being amortized at 12% starting October 2016. For the six months ended June 30, 2017, $1,200 was recorded as interest expense, and $600 was recorded as interest expense during the year ended December 31, 2016. As at June 30, 2017 the unamortized discount is $18,200.

Form 10-Q – Q3	Madison Technologies Inc.	Page 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2017 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended June 30, 2017.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 15

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

The board of directors of Madison currently consists of Thomas Brady as the Chief Executive Officer and the Corporate Secretary and Joseph Gallo, the Chief Financial Officer of Madison. Please see Item 5.02 of the Form 8-K filed on September 8, 2016 and May 31, 2017 for information relating to these director and officer changes

On September 16, 2016 Madison entered into a material definitive agreement with Tuffy Packs, LLC to acquire an exclusive licensing agreement for the distribution of Tuffy Pack’s product line into the United Kingdom and 43 European countries. According to the terms and conditions of the product license agreement Madison will pay an aggregate amount of $50,000 for the exclusive license to distribute Tuffy Packs’ product line. Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bulletproof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

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

On May 26, 2017, Joseph Gallo consented to and was appointed as an additional director of Madison. Also, on May 26, 2017, Mr. Gallo consented to and was appointed the Chief Financial Officer of Madison by the board of directors. Please see item 5.02 of the Form 8-K filed on May 31, 2017 for information relating to the director and officer changes

Form 10-Q – Q3	Madison Technologies Inc.	Page 16

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

Three months ended June 30, 2017 and June 30, 2017

Our net loss for the three-month period ended June 30, 2017 was $17,676(2016: $10,460), which consisted of general and administration expenses and amortization. We generated $3,378 in revenue during three-month period in fiscal 2017 compared to nil during the three-month period in 2016. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and amortization expense related to our online store operations and the amortization of our Tuffy Pack licence agreement obligations.

The weighted average number of shares outstanding was 11,302,000 for the three-month period ended June 30, 2017 and 11,302,000 for the three-month period ended June 30, 2016.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2017, Madison had cash of $10,350 and a working capital deficit of $342,181, compared to cash of $14,259 and working capital deficit of $316,708 as at December 31, 2016.

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

Madison used cash of $3,909 in operating activities during the first three months of fiscal 2017 compared to cash used of $20,883 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in operating expenses.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first three months of fiscal 2017 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were nil for the first three months of fiscal 2017, from proceeds of a convertible note payable. Madison generated $21,000 from financing activities during the first three months of fiscal 2016.

Form 10-Q – Q3	Madison Technologies Inc.	Page 17

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

Management expects Madison’s sales distribution strategy to be operational by September 2017, this includes the following components:

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

As at June 30, 2017, Madison had cash of $10,350 and a working capital deficit of $342,181. Accordingly, Madison will require additional financing in the amount of $387,181 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 18

Material Commitments for Capital Expenditures

At June 30, 2017 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2017.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of June 30, 2017, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Madison Technologies, Inc.

Dated:	August 14, 2017	By:	/s/ Thomas Brady
		Name:	Thomas Brady
		Title:	President
(Principal Executive Officer)