Form 10-Q
period 2017-09-30
Madison Technologies Inc.
filed 2017-11-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2017

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Stock - $0.001 par value	12,257,565

Form 10-Q – Q3	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

SEPTEMBER 30, 2017

Form 10-Q – Q3	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q – Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Balance Sheets

(UNAUDITED)

	September 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$4,720	$14,259

	4,720	14,259

Intangible asset, at amortized cost License agreement (Note 5)	24,010	42,760

Total Assets	$28,730	$57,019

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,696	$36,510
License fee payable (Note 5)	33,500	33,500
Notes and accrued interest payable (Note 6)	121,839	114,683
Convertible notes payable (Note 8, 9)	145,970	146,013
Related party advance (Note 7)	261	261

TOTAL LIABILITIES	339,266	330,967

STOCKHOLDERS’ DEFICIT
Common Stock (Note 8) Par Value: $0.001 Authorized 500,000,000 shares Issued and outstanding: 12,257,556 shares (Dec 31, 2016 - 11,302,000 shares)	12,257	11,302
Additional Paid in Capital	302,387	285,600
Accumulated deficit	(625,180)	(570,850)

Total stockholders’ deficiency	(310,536)	(273,948)

Total liabilities and stockholders’ deficiency	$28,730	$57,019

See Accompanying Notes to the Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(uNAUDITED)

	For the three	For the three	For the nine	For the nine
	month ended	month ended	month ended	month ended
	September 30	September 30	September 30	September 30
	2017	2016	2017	2016

Revenues
Sales	$1,456	$0	$6,255	$0
Cost of sales	798	0	4,359	0

Gross Margin	658	0	1,896	0

Operating expenses
Amortization expense	6,250	0	18,750	0
General and administrative	5,180	4,617	9,984	13,349

	11,430	4,617	33,914	13,349

Loss before other expense	(10,772)	(4,617)	(32,018)	(13,349)

Other expense - interest	(5,586)	(7,583)	(22,312)	(22,608)

Net loss	(16,358)	(12,200)	(54,330)	(35,957)

Other Comprehensive income
Translation gain(loss)	0	476	0	(1,714)

Total comprehensive loss	$(16,358)	$(11,724)	$(54,330)	$(37,671)

Net loss per share
-Basic and diluted	$(0.001)	$(0.001)	$(0.005)	$(0.003)

Average number of shares of common stock outstanding	12,216.010	11,302,000	11,575,016	11,302,000

See Accompanying Notes to Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’ DEFICIency

(UNAUDITED)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2015	11,302,000	$11,302	$224,600	$3,109	$(504,761)	$(265,750)

Foreign currency adjustments	-	-	-	(3,109)	-	(3,109)
Convertible debt - Note 7	-	-	61,000	-	-	61,000
Net loss, December 31, 2016	-	-	-	-	(66,089)	(66,089)

Balance December 31, 2016	11,302,000	11,302	285,600	-	(570,850)	(273,948)

Debt converted to shares – Note 7	955,556	955	16,787	-	-	17,742
Net loss, September 30, 2017	-	-	-	-	(54,330)	(54,330)

Balance September 30, 2017	12,257,556	$12,257	$302,387	$-	$(625,180)	$(310,536)

See Accompanying Notes to the Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(UNAUDITED)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2017	2016

Cash Flows from operating activities:
Net loss	$(54,330)	$(35,957)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of convertible debt discount recorded as interest	17,698	18,000
Amortization of license	18,750	-
Accrued interest on notes payable	4,614	4,608
Foreign exchange on notes payable	2,543	-
Changes in assets and liabilities
Accounts payable and accruals	1,186	(10,611)

Net cash used in operating activities	(9,539)	(23,960)

Cash Flows from investing activities:
Purchase of Intangible asset	-	(10,000)

Net cash used in investing activities	-	(10,000)

Cash Flows from financing activities:
Proceeds of convertible notes payable	-	41,000

Net cash provided by financing activities	-	41,000

Net increase (decrease) in cash	(9,539)	7,040

Cash, beginning of period	14,259	501

Cash, end of period	$4,720	$7,541

SUPPLEMENTAL DISCLOSURE

Interest	$22,313	$22,608
Taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

Form 10-Q – Q3	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2017

Note 1 Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2016 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2016 annual financial statements. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

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

On January 21, 2015, a majority of the Company’s stockholders approved a consolidation of the issued and outstanding shares of common stock, on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 to 11,302,000. On March 11, 2015, the Company changed its name from Madison Explorations, Inc. to Madison Technologies Inc. and effected the stock consolidation. These financial statements give retroactive effect to both these changes.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $625,180 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

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

At September 30, 2017, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $25,990.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6 Notes and Accrued Interest Payable

The Company has two notes payable to Paleface Holdings Inc. Each note is unsecured and payable on demand.

a)	$25,000 note with annual interest payable at 8%.

As at September 30, 2017, accrued interest on the note was $25,297 (September 30, 2016 - $23,297). The note payable balance including accrued interest was $50,297 as at September 30, 2017 (September 30, 2016 - $48,297). Interest on the debt for each of the nine months ended September 30 was $1,500.

b)	$24,000 ($30,000 CDN) with annual interest payable at 5%

As at September 30, 2017, accrued interest on the note was $12,600 (September 30, 2016 - $10,841). The note payable balance including accrued interest was $36,600 as at September 30, 2017 (September 30, 2016 - $33,666). Interest on debt for the nine months ended September 30 was $900 in 2017 and $864 in 2016.

The company also has an unsecured note payable on demand to Gens Incognito Inc. for $25,000, bearing interest at 12%. As at September 30, 2017, accrued interest on the note was $9,942 (September 30, 2016 - $6,950). The note payable balance including accrued interest was $34,942 as at September 30, 2017 (September 30, 2016 - $31,950).

Form 10-Q – Q3	Madison Technologies Inc.	Page 10

Note 7 Related Party Advance

In 2008, the former President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at June 30, 2017 is $261. There were no related party transactions during the nine month period ended September 30, 2017 or 2016.

Note 8 Common Stock

On July 14, 2017, two convertible notes were converted into shares. One note for $25,000 was converted into 555,556 shares at $0.045 per share and the other was converted to 400,000 shares at $0.05 per shares. The carrying value of the notes was $17,742.

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

There are no shares subject to warrants or options as of September 30, 2017.

Note 9 Convertible Notes Payable

In total, there are nine convertible notes payable remaining. Two of the convertible notes payable were settled during the period ended September 30, 2017. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder at six different conversion rates: $0.01 debt to 1 common share, $0.045 to 1 common share; $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect.

There are four convertible notes payable convertible on the basis of $0.01 of debt to 1 common share.

Form 10-Q – Q3	Madison Technologies Inc.	Page 11

The balance of the first convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Sep 30,	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$40,000	$40,000
Value allocated to additional paid-in capital	40,000	40,000

Balance allocated to convertible note payable	-	-
Amortized discount	40,000	40,000
Balance, convertible note payable	$40,000	$40,000

The total discount of $40,000 was amortized over 5 years (20%) starting April 2008 and was fully amortized as at April 2013.

The balance of the second convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Sep 30,	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	20,000	20,000
Balance, convertible note payable	$20,000	$20,000

The total discount of $20,000 was amortized over 5 years (20%) starting June 2010 and was fully amortized as at June 2015.

The balance of the third convertible note payable convertible on the basis of $0.01 of debt to 1 common share is as follows:

	Sep 30	Dec 31
Balance	2017	2016

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	25,000	22,500
Balance, convertible note payable	$25,000	$22,500

The total discount of $25,000 was being amortized over 5 years starting July 2012. Accordingly, the annual interest rate was 20% and for the six months ended June 30, 2017 and 2016, $2,500 was recorded as interest expense. The note was fully amortized as at June 30, 2017.

Form 10-Q – Q3	Madison Technologies Inc.	Page 12

The balance of the fourth convertible note payable convertible on the basis of $0.01 of debt to 1 common share at is as follows:

	Sep 30	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-	-
Amortized discount	22,500	18,750
Balance, convertible note payable	$22,500	$18,750

The total discount of $25,000 is being amortized over 5 years starting April 2013. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2017 and 2016, $3,750 was recorded as interest expense. As at September 30, 2017 the unamortized discount is $2,500.

There are two convertible notes payable convertible on the basis of $0.005 of debt to 1 common share

The balance of the first convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Sep 30	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	10,000
Balance, convertible note payable	$10,000	$10,000

The total discount of $10,000 was amortized over 5 years (20%) starting April 2011 and was fully amortized as at April 2016.

The balance of the second convertible note payable convertible on the basis of $0.005 of debt to 1 common share is as follows:

	Sep 30	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$10,000	$10,000
Value allocated to additional paid-in capital	10,000	10,000

Balance allocated to convertible note payable	-	-
Amortized discount	10,000	9,250
Balance, convertible note payable	$10,000	$9,250

Form 10-Q – Q3	Madison Technologies Inc.	Page 13

The total discount of $10,000 was amortized over 5 years (20%) starting May 2011 and was fully amortized as at May 2016.

There was one convertible notes payable convertible on the basis of $0.045 of debt to 1 common share that was converted into 555,556 common shares of the Company on July 14, 2017:

The balance of this convertible note payable is as follows:

	Sep 30	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable	-
Amortized discount	16,042	13,333
Converted into shares	(16,042)	-
Balance, convertible note payable	$-	$13,333

The total discount of $25,000 was being amortized over 5 years starting May 2014. Accordingly, the annual interest rate was 20% and for the nine months ended September 30, 2017 was $2,709 and for the nine months ended September 30, 2016, $3,750 was recorded as interest expense.

There is one convertible notes payable convertible on the basis of $0.15 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Sep 30	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$25,000	$25,000
Value allocated to additional paid-in capital	25,000	25,000

Balance allocated to convertible note payable
Amortized discount	12,500	8,750
Balance, convertible note payable	$12,500	$8,750

The total discount of $25,000 is being amortized over 5 years starting April 2015. Accordingly, the annual interest rate is 20% and for the nine months ended September 30, 2017 and 2016, $3,750 was recorded as interest expense. As at September 30, 2017 the unamortized discount was $12,500.

There were two convertible notes payable convertible on the basis of $0.05 of debt to 1 common share

Form 10-Q – Q3	Madison Technologies Inc.	Page 14

The balance of the first convertible note payable is as follows:

	Sep 30	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$21,000	$21,000
Value allocated to additional paid-in capital	21,000	21,000

Balance allocated to convertible note payable	-	-
Amortized discount	3,570	1,680
Balance, convertible note payable	$3,570	$1,680

The total discount of $21,000 is being amortized at 12% starting May 2016. For the nine months ended September 30, 2017, $1,890 was recorded as interest expense, and $1,680 was recorded as interest expense during year ended December 31, 2016. As at September 30, 2017 the unamortized discount is $17,430.

The second convertible note payable convertible on the basis of $0.05 of debt to 1 common share was converted into 400,000 common shares of the Company on July 14, 2017 as follows:

	Sep 30	Dec 31,
Balance	2017	2016

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable	-	-
Amortized discount	1,700	400
Converted into shares	(1,700)	-
Balance, convertible note payable	$-	$400

The total discount of $20,000 was being amortized at 12% starting November 2016. For the nine months ended September 30, 2017, $1,300 was recorded as interest expense, and $400 was recorded as interest expense during the year ended December 31, 2016. This note converted into 400,000 common shares of the Company on July 14, 2017.

There is one convertible notes payable convertible on the basis of $0.04 of debt to 1 common share

The balance of this convertible note payable is as follows:

	Sep 30	Dec 31
Balance	2017	2016

Proceeds from promissory note	$20,000	$20,000
Value allocated to additional paid-in capital	20,000	20,000

Balance allocated to convertible note payable		-
Amortized discount	1,800	600
Balance, convertible note payable	$1,800	$600

The total discount of $20,000 is being amortized at 12% starting October 2016. For the nine months ended September 30, 2017, $1,800 was recorded as interest expense, and $600 was recorded as interest expense during the year ended December 31, 2016. As at September 30, 2017 the unamortized discount is $17,600.

Form 10-Q – Q3	Madison Technologies Inc.	Page 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2017 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the nine months ended September 30, 2017.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 16

GENERAL

Madison Technologies Inc. (”Madison”) is a Nevada corporation that was incorporated on June 15, 1998. Madison was initially incorporated under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2015, Madison changed its name to “Madison Technologies Inc.,” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 17

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

Nine months ended September 30, 2017 and September 30, 2016

Our net loss for the nine-month period ended September 30, 2017 was $54,330(2016: $35,957), which consisted of general and administration expenses and amortization and interest. We generated $6,255 in revenue during nine-month period in fiscal 2017 compared to nil during the nine-month period in 2016. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and amortization expense related almost exclusively to our Tuffy Pack licence agreement obligations.

The weighted average number of shares outstanding was 11,575,016 for the nine-month period ended September 30, 2017 and 11,302,000 for the nine-month period ended September 30, 2016.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2017, Madison had cash of $4,720 and a working capital deficit of $334,546, compared to cash of $14,259 and working capital deficit of $316,708 as at December 31, 2016.

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

Madison used cash of $9,539 in operating activities during the first nine months of fiscal 2017 compared to cash used of $23,960 in operating activities during the same period in the previous fiscal year. The decrease in cash out flow from operations reflects the fact that the company had revenue in 2017.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first Nine months of fiscal 2017 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were nil for the first nine months of fiscal 2017, from proceeds of a convertible note payable. Madison generated $41,000 from financing activities during the first nine months of fiscal 2016.

Form 10-Q – Q3	Madison Technologies Inc.	Page 18

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

As at September 30, 2017, Madison had cash of $4,720 and a working capital deficit of $334,546. Accordingly, Madison will require additional financing in the amount of $374,826 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 19

Material Commitments for Capital Expenditures

At September 30, 2017 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2017.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of September 30, 2017, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 21

Item 6. Exhibits

(a)	Index to and Description of Exhibits

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

Madison Technologies, Inc.

Dated: November 14, 2017	By:	/s/ Thomas Brady
	Name:	Thomas Brady
	Title:	President
(Principal Executive Officer)