Form 10-K
period 2017-12-31
Madison Technologies Inc.
filed 2018-03-29
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2017

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $790,473 ($0.13 X 6,080,565) as of June 30, 2017

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2018
Common Stock - $0.001 par value	16,757,565

Madison Technologies Inc.	Form 10-K - 2017	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2017, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison Technologies Inc.	Form 10-K - 2017	Page 3

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

Madison maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 4448 Patterdale Drive, North Vancouver, BC, V7R 4L8. Madison’s office telephone number is 206-203-0474

Madison has an authorized capital of 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 16,757,565 shares of Common Stock are currently issued and outstanding.

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

Madison Technologies Inc.	Form 10-K - 2017	Page 4

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

●      11 x 14 Ballistic Shield

●      12 x 16 Ballistic Shield

●      12 x 18 Ballistic Shield

Madison Technologies Inc.	Form 10-K - 2017	Page 5

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

Distribution Methods

Madison’s distribution method is to deliver the Licensed Products into the European and UK retail and wholesale markets via the use of online market and fulfillment services including but not limited to Amazon.eu, Redstag and MCS Fulfillment. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Management expects to expand Madison’s sales distribution strategy beginning in May 2018 and to be operational by September 2018, this includes the following components:

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

Madison has identified numerous body armor and bullet proof inserts available from a variety of online and offline merchants, and although most offer international shipping to the United Kingdom and Western Europe, the high cost of shipping and long delays in delivery makes purchasing from a US based retailer unattractive. Management believes that by establishing relationships with fulfillment companies and having stock on hand in its distribution territories Madison will have a competitive advantage in the ability to fill orders and deliver the Licensed Products to its customers quickly which will develop buyer loyalty.

Madison has also identified several online retailers that are located in either the UK or Europe that supply products that management believes would be in direct competition with Madison’s business. Some of those competitors include, but not limited to, the following:

●	Vestgaurd - a UK based supplies the very best in British manufactured ballistic protection systems for personal and vehicle protection to the public and private sectors.

●	Mars Armor- a Bulgarian company specialized in the manufacture of body armor for protection against bullets, fragments and cold steel.

●	Spycatcher Online - a UK based supplier of specialist surveillance, counter-surveillance and personal protection equipment to the professional and consumer market.

●	Jack Ellis Body Protection - a UK based manufacturer in the personal protection market with clients including - UK and Foreign government organizations, special forces, police, prisons, private security and media.

Madison Technologies Inc.	Form 10-K - 2017	Page 6

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

Facilities

Madison does not own or rent facilities of any kind at the date of this filing. Madison’s plan of operation may require the use of warehousing facilities to store inventory and fulfill customer orders, these may be leased on a month to month basis as required.

Madison plans to conduct its operations from the office of its president until Madison is in a position to commence and expand operations.

Number of Total Employees and Number of Full Time Employees

Madison does not have any employees other than the directors and officers of Madison.

Madison Technologies Inc.	Form 10-K - 2017	Page 7

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low price information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended March 29, 2017. The price information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Prices(1)
Period ended	High	Low	Source
29 March 2017	$0.12	$0.11	OTC Markets Group Inc.
31 December 2017	$0.128	$0.115	OTC Markets Group Inc.
30 September 2017	$0.1304	$0.07	OTC Markets Group Inc.
30 June 2017	$0.383	$0.134	OTC Markets Group Inc.
31 March 2017	$0.35	$0.15	OTC Markets Group Inc.
31 December 2016	$0.37	$0.16	OTC Markets Group Inc.
30 September 2016	$0.489	$0.05	OTC Markets Group Inc.
30 June 2016	$0.15	$0.05	OTC Markets Group Inc.
31 March 2016	$0.0845	$0.05	OTC Markets Group Inc.

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

Madison Technologies Inc.	Form 10-K - 2017	Page 8

(b) Holders of Record

Madison has approximately 12 holders of record of Madison’s Common Stock as of December 31, 2017 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K., with the exception of the following:

July 2017 – Conversion of Promissory Notes

On July 13, 2017, Madison issued an aggregate 955,556 restricted shares of common stock in the capital of Madison pursuant to the terms and conditions of (1) a convertible promissory note dated May 1, 2014 in the principle amount of $25,000 at a conversion price of $0.045 per share and (2) a convertible promissory note dated October 27, 2016 in the principle amount of $20,000 at a conversion price of $0.05 per share.

For this share issuance, Madison relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. The value of the restricted shares was set by Madison and the lenders as part of the negotiations of the terms and conditions of the convertible promissory notes.

Madison Technologies Inc.	Form 10-K - 2017	Page 9

January 2018 – Conversion of Promissory Notes

On January 25, 2018, Madison issued an aggregate 4,500,000 restricted shares of common stock in the capital of Madison pursuant to the terms and conditions of (1) a convertible promissory note dated March 19, 2013 in the principle amount of $25,000 at a conversion price of $0.01 per share and (2) a convertible promissory note dated March 24, 2011 in the principle amount of $10,000 at a conversion price of $0.005 per share

For this share issuance, Madison relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. The value of the restricted shares was set by Madison and the lenders as part of the negotiations of the terms and conditions of the convertible promissory notes.

There is currently $161,000 in outstanding debt securities convertible into 13,586,666 shares of Madison’s Common Stock.

February 2018 - $0.10 Private Placement Offering

On February 16, 2018, the board of directors authorized the issuance of 150,000 restricted shares of common stock at a subscription price of $0.10 per restricted share. Madison raised $15,000 in cash in this closing, and will issue an aggregate 150,000 restricted shares of common stock to one non-US subscriber outside the United States. Madison set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, Madison relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that Madison complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Madison received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares will be issued bearing a legend with the applicable trading restrictions.

As of the date of this filing the shares remain outstanding but not issued.

March 2018 - $0.10 Private Placement Offering

On March 2, 2018, the board of directors authorized the issuance of 150,000 restricted shares of common stock at a subscription price of $0.10 per restricted share. Madison raised $15,000 in cash in this closing, and will issue an aggregate 150,000 restricted shares of common stock to one non-US subscriber outside the United States. Madison set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, Madison relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that Madison complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Madison received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares will be issued bearing a legend with the applicable trading restrictions.

As of the date of this filing the shares remain outstanding but not issued.

Madison Technologies Inc.	Form 10-K - 2017	Page 10

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

Madison Technologies Inc.	Form 10-K - 2017	Page 11

Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

Results of Operation for the Period Ended December 31, 2017

During the fiscal year ended December 31, 2017, we incurred net losses of $53,273, compared to our net losses in fiscal 2016 of $45,268. Our losses in the current fiscal year were slightly lower due to lower general and administrative expenses that we incurred in connection with our preparation and filings.

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

Liquidity and Capital Resources

As of December 31, 2017, Madison had total assets of $21,041, and a working capital deficit of $377,208, compared with a working capital deficit of $369,935 as of December 31, 2016. The increase in the working capital deficit was primarily due to an increase in interest accrued on notes payable debt, the balance owing on the license agreement and an increase in convertible notes payable arising from interest recognition on discount. The assets consisted of $3,281 in cash and $17,760 in a license agreement. The liabilities consisted of $45,394 in accounts payable and accrued liabilities ($36,510 in 2016), $123,094 in notes payable and accrued interest ($114,683 in 2016), $196,000 in convertible notes payable ($241,000 in 2016), $33,500 in license fee payable and $261 due to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its plan of operations and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2017, net cash used in operating activities increased to $10,978compared with $30,742 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $53,278less non cash items of interest on the convertible debt of $6,160, amortization of license of $25,000 and, foreign exchange on note payable of $2,252.

Net Cash Used in Investing Activities

Net cash used in investing activities was $nil for the purchase of licensing agreement during the fiscal year ended December 31, 2017 as compared with cash flow from investing activities of $16,500 for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $nil for the fiscal year ended December 31, 2017 as compared with financing activities of $61,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from convertible notes payable.

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

Madison Technologies Inc.	Form 10-K - 2017	Page 12

Management expects to expand Madison’s sales distribution strategy beginning in May 2018 and to be operational by September 2018, this includes the following components:

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

As at December 31, 2017, Madison had cash of $3,281 and a working capital deficit of $377,208. Accordingly, Madison will require additional financing in the amount of $418,927 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2017.

Madison Technologies Inc.	Form 10-K - 2017	Page 13

Going Concern

The independent auditors’ report accompanying our December 31, 2017 and 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Convertible Debt

Prior to January 1, 2017, the Company considered that the reason for investing in convertible debt issued without interest was for the conversion feature and, accordingly, allocated all of the proceeds of this type of instrument to equity. The face value of the debt was allocated to additional paid in capital and was amortized and charged to interest on an effective interest rate basis. For the year ended December 31, 2017, the Company corrected this policy and adopted FASB ASC Topic 470, “Debt with Conversions and Other Options,” which requires that convertible debt with no beneficial conversion feature be allocated in totality to debt and that no amount be allocated to equity. This change has been applied retroactively to the financial statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Madison Technologies Inc.	Form 10-K - 2017	Page 14

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

Financial Statements

December 31, 2017

Madison Technologies Inc.	Form 10-K - 2017	Page 15

MADISON TECHNOLOGIES INC.

(AUDITED)

Madison Technologies Inc.	Form 10-K - 2017	Page 16

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Madison Technologies Inc.:

I have audited the accompanying balance sheets Madison Technologies Inc. as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform an audit of its internal control over financial reporting. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the change in stockholders’ deficit and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ K. R. Margetson Ltd
March 29, 2018	Chartered Professional Accountant

Madison Technologies Inc.	Form 10-K - 2017	Page 17

MADISON TECHNOLOGIES INC.

Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$3,281	$14,259
	3,281	14,259

Intangible asset, at amortized cost License agreement (Note 3)	17,760	42,760

Total Assets	$21,041	$57,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$45,394	$36,510
License fee payable (Note 3)	33,500	33,500
Demand notes and accrued interest payable (Note 4)	123,094	114,683
Convertible notes payable (Note 5) as restated (Note 9)	196,000	241,000
Related party advance (Note 6)	261	261

TOTAL LIABILITIES – as restated (Note 9)	398,249	425,954

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 7)
Par Value:$0.001
Authorized 500,000,000 shares
Issued and outstanding: 12,257,556 shares	12,258	11,302
(Dec 31, 2016 - 11,302,000 shares)
Additional Paid in Capital – as restated (Note 9)	88,644	44,600
Accumulated deficit – as restated (Note (9)	(478,110)	(424,837)

Total stockholders’ deficit – as restated (Note 9)	(377,208)	(368,935)

Total liabilities and stockholders’ deficiency	$21,041	$57,019

Note 1 Going concern

Note 9 Correction of prior period error

Note 10 Subsequent events

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2017	Page 18

MADISON TECHNOLOGIES INC.

STATEMENTS of Operations

	For the year	For the year
	ended	ended
	December 31, 2017	December 31, 2016
Revenues
Sales	$6,675	$221
Cost of sales	(4,511)	(62)

Gross Margin	2,164	159

Operating expenses
Amortization expense	25,000	7,240
General and administrative	24,277	31,616

	49,277	38,856

Loss before other expense	(47,113)	(38,697)

Other items
Gain on dissolution of subsidiary	-	2,673
Interest – as restated (Note 9)	(6,160)	(6,135)
	(6,160)	(3,462)

Net loss	(53,273)	(42,159)

Other Comprehensive income
Translation gain(loss)	-	(3,109)

Total comprehensive loss	$(53,273)	$(45,268)

Net loss per share
-Basic and diluted	$(0.005)	$(0.004)

Average number of shares of common stock outstanding	11,747,053	11,302,000

See Accompanying Notes to Financial Statements.

Madison Technologies Inc.	Form 10-K - 2017	Page 19

MADISON TECHNOLOGIES INC.

StatementS of stockholders’ DEFICIT

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance December 31, 2015 as restated (Note 9)	11,302,000	$11,302	$44,600	$3,109	$(382,678)	$(323,667)

Foreign currency adjustments	-	-	-	(3,109)	-	(3,109)
Net loss,December 31, 2016 as restated (Note 9)	-	-	-	-	(42,159)	(42,159)

Balance December 31, 2016 as restated (Note 9)	11,302,000	11,302	44,600	-	(424,837)	(368,935)

Debt converted to shares - Note 7
Converted at $0.05 per share	400,000	400	19,600	-	-	20,000
Converted at $0.045 per share	555,556	556	24,444	-	-	25,000
Net loss, December 31, 2017	-	-	-	-	(53,273)	(53,273)

Balance December 31, 2017	12,257,556	$12,258	$88,644	$-	$(478,110)	$(377,208)

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2017	Page 20

MADISON TECHNOLOGIES INC.

StatementS of cash flows

	For the year	For the year
	ended	ended
	December 31, 2017	December 31, 2016
Cash Flows from operating activities:
Net loss for the year - as restated (Note 9)	$(53,273)	$(42,159)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of license	25,000	7,240
Accrued interest on notes payable	6,160	6,135
Foreign exchange on notes payable	2,252	-
Gain on dissolution of subsidiary	-	(2,673)
Changes in assets and liabilities
Accounts payable and accruals	8,883	715

Net cash used in operating activities	(10,978)	(30,742)

Cash Flows from investing activities:
Purchase of Intangible asset	-	(16,500)

Net cash used in investing activities	-	(16,500)

Cash Flows from financing activities:

Proceeds of convertible notes payable	-	61,000

Net cash provided by financing activities	-	61,000

Net increase (decrease) in cash	(10,978)	13,758

Cash, beginning of period	14,259	501

Cash, end of period	$3,281	$14,259

SUPPLEMENTAL DISCLOSURE

Interest	$6,160	$6,135
Taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

Madison Technologies Inc.	Form 10-K - 2017	Page 21

MADISON TECHNOLOGIES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

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

On September 16, 2016, the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other essentially European countries. The Company will be selling ballistic panels which are personal body armors, that conforms to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy include online and social media marketing, as well as attending various tradeshows and conferences. As the Company failed to make specified payments as required, the agreement was amended to a non-exclusive basis.

Effective December 31, 2016, the Company dissolved its wholly owned subsidiary, Scout Resources Inc. (“Scout”) and assumed all the debt that Scout owed.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $478,110 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Madison Technologies Inc.	Form 10-K - 2017	Page 22

Note 2 Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2017, the Company did not have any cash equivalents in 2017. (2016 – $nil).

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

h) Fair Value Measurements

The Company follows FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Madison Technologies Inc.	Form 10-K - 2017	Page 23

i) Financial Instruments and correction of error in previously issued financial statements

Fair Value

The Company’s financial instruments consisting of cash, account payable and accrued liabilities, notes payable and accrued interest and related party advances are carried at face which approximates fair value because of their short-term nature.

During the year, the Company changed the accounting policy by which it accounts for its convertible debt. Previously, the Company based its policy on the fact that the promissory notes have been issued without an interest component and, assuming the reason for investing is the pursuit of profit, the total value of these instruments had been allocated to the equity component as this is the only logical reason for investment. Promissory note issuances were included in additional paid-in capital and were amortized and charged to interest on an effective interest rate basis.

During the year, the Company corrected this policy and adopted FASB ASC Topic 470, “Debt with Conversions and Other Options,” which requires that convertible debt with no beneficial conversion feature be allocated in totality to debt and that no amount be allocated to equity. This change has been applied retroactively to the financial statements and the effect on the financial statements is described in Note 9. None of the Company’s convertible notes had a beneficial conversion feature.

Risks:

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Management does not believe the Company is exposed to significant credit risk.

Management, as well, does not believe the Company is exposed to significant interest rate risks during the period resented in these financial statements.

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

Madison Technologies Inc.	Form 10-K - 2017	Page 24

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

At December 31, 2017, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500.To date, the Company has recorded a total license amortization of $32,240.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Madison Technologies Inc.	Form 10-K - 2017	Page 25

Note 4 Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	December 31, 2017	December 31, 2016
Note payable bearing nterest at 8%	$25,000	$25,000
Accrued interest thereon	25,797	23,797
	50,797	48,797

Note payable bearing nterest at 5%
(Debt is Cdn $30,000)	23,809	22,826
Accrued interest thereon	12,798	10,362
	36,607	33,188

Note payable bearing nterest at 12%	25,000	25,000
Accrued interest thereon	10,690	7,698
	35,690	32,698

Total debt and interest payable	$123,094	$114,683

Interest accrued on the note bearing 8% interest was $2,000 in 2017 (2016 - $2,000).

Interest accrued on the note bearing 5% interest was $1,190 in 2017 (2016 - $1,143).

Interest accrued on the note bearing 12% interest was $2,992 in 2017 (2016 - $2,992).

Note 5 Convertible Notes Payable

In total, there are nine convertible notes payable remaining. Two of the convertible notes payable were converted into shares during the year. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder atsixdifferent conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.045 to 1 common share; $0.15 to 1 common share;$0.05 to 1 common share; and $0.04 to 1 common share.The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	December 31, 2017	December 31, 2016

Convertible at $0.01 debt to 1 common share	$110,000	$110,000
Convertible at $0.005 debt to 1 common share	20,000	20,000
Convertible at $0.045 debt to 1 common share	-	25,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	21,000	41,000
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$196,000	$241,000

Madison Technologies Inc.	Form 10-K - 2017	Page 26

Note 6 Related Party Advance

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at June 30, 2017 is $261. There were no related party transactions during the year ended December 31, 2017 or 2016.

Note 7 Common Stock

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

There are no shares subject to warrants or options as of December 31, 2017.

Note 8 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31, 2017	December 31, 2016

Net income (loss) for the year – as restated	$(53,273)	$(42,159)
Statutory and effective tax rates	26.0%	26.0%
Income taxes expenses (recovery) at the effective rate	$(13,851)	$(10,961)
Tax benefit not recognized	13,851	10,961
Income tax expense (recovery) and income tax liability (asset)	$-	$-

Madison Technologies Inc.	Form 10-K - 2017	Page 27

As at December 31, 2017 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31, 2017	December 31, 2016

Tax loss carried forward	$341,791	$288,518

Deferred tax assets	$88,866	$75,015
Valuation allowance	(88,866)	(75,015)

Deferred taxes recognized	$-	-

The tax losses will expire between 2027 and 2038.

Note 9 Correction of Previously Issued Financial Statements

As described in Note 2 (i) Financial Instruments, the Company corrected the accounting for convertible debt by adopting the principles in FASB ASC Topic 470, “Debt with Conversions and Other Options,” which requires that convertible debt with no beneficial conversion feature be allocated to debt and that no amount be allocated to equity. This change has been applied retroactively to the financial statements and the effect on the financial statements noted below.

a)	Effect on Balance Sheet – as at December 31, 2016:

	As
	Previously	As	Effect of
	Stated	Adjusted	Change
Cash	$14,259	$14,259	$-
Intangible assets	42,760	42,760	-
Total assets	$57,019	$57,019	$-

Accounts payable and accrued charges	$36,510	$36,510	$-
License fee payable	33,500	33,500	-
Notes and accrued interest payable	114,683	114,683	-
Convertible notes payable	146,013	241,000	94,987
Related party advance	261	261	-
Total liabilities	330,967	425,954	94,987

Common stock	11,302	11,302	-
Additional paid in capital	285,600	44,600	(241,000)
Accumulated deficit	(570,850)	(424,837)	146,013
Total stockholders’ deficiency	(273,948)	(368,935)	(94,987)
Total liabilities and stockholders’ deficiency	$57,019	$57,019	$-

Madison Technologies Inc.	Form 10-K - 2017	Page 28

b)	Effect on Statement of Operations – for the Year Ended December 31, 2016:

	As
	Previously	As	Effect of
	Stated	Adjusted	Change
Sales	$221	$221	$-
Cost of sales	62	62	-
Gross margin	159	159	-
Operating expenses	38,856	38,856	-
Loss before other items	(38,697)	(38,697)	-
Gain on dissolution of subsidiary	2,673	2,673	-
Interest expense	(30,065)	(6,135)	23,930
Net Loss	(66,089)	(42,159)	(23,930)
Translation loss	(3,109)	(3,109)	-
	$(69,198)	$(45,268)	$23,930

Net loss per share - basic and diluted	$(0.006)	$(0.004)	$(0.002)

c)	Effect on Statement of Stockholders’ Deficit – for the Year Ended December 31, 2016:

	As
	Previously	As	Effect of
	Stated	Adjusted	Change
Stockholders’ deficit Dec 31, 2015
Common shares, Dec 31, 2015	$11,302	$11,302	$-
Additional paid in capital, Dec 31, 2015	224,600	44,600	(180,000)
Accumulated other comprehensive income Dec 31, 2015	3,109	3,109	-
Accumulated deficit, Dec 31, 2015	(504,761)	(382,678)	122,083
Total stockholders’ deficit Dec 31, 2015	(265,750)	(323,667)	(57,917)

Foreign currency adjustments	(3,109)	(3,109)	-
Net loss for year ended Dec 31, 2016	(66,089)	(42,159)	(23,930)
Convertible debt issued	61,000	-	61,000

Stockholders’ deficit Dec 31, 2016
Common shares, Dec 31, 2016	11,302	11,302	-
Additional paid in capital, Dec 31, 2016	285,600	44,600	241,000
Accumulated other comprehensive income Dec 31, 2016	-	-	-
Accumulated deficit, Dec 31, 2016	(570,850)	(424,837)	(146,013)
Total stockholders’ deficit Dec 31, 2016	$(273,948)	$(368,935)	$94,987

Madison Technologies Inc.	Form 10-K - 2017	Page 29

d)	Effect on Statement of Cash Flows – for the Year Ended December 31, 2016:

	As
	Previously	As	Effect of
	Stated	Adjusted	Change
Cash flows from operating activities
Net loss for the Year	$(66,089)	$(42,159)	$23,930
Amortization of convertible debt	23,930	-	(23,930)
Amortization of license	7,240	7,240	-
Accrued interest on notes payable	6,135	6,135	-
Gain on dissolution of subsidiary	(2,673)	(2,673)	-
Change in accounts payable and accruals	715	715	-
Net cash used in operating activities	(30,742)	(30,742)	-

Cash flows from investing activities
Purchase of intangible asset	(16,500)	(16,500)	-

Cash flows from financing activities
Proceeds of convertible notes	61,000	61,000	-

Increase in cash	13,758	13,758	-
Cash, beginning of year	501	501	-
Cash, end of year	$14,259	$14,259	$-

e)	Effect on Specific Convertible Notes Payable – as at December 31, 2016:

	As
	Previously	As	Effect of
	Stated	Adjusted	Change
Notes convertible on the basis of $0.01 of debt to 1 common share Carrying value, December 31, 2016	$101,250	$110,000	$8,750
Notes convertible on the basis of $0.005 of debt to 1 common share Carrying value, December 31, 2016	20,000	20,000	-
Notes convertible on the basis of $0.045 of debt to 1 common share Carrying value, December 31, 2016	13,333	25,000	11,667
Notes convertible on the basis of $0.15 of debt to 1 common share Carrying value, December 31, 2016	8,750	25,000	16,250
Notes convertible on the basis of $0.05 of debt to 1 common share Carrying value, December 31, 2016	2,080	41,000	38,920
Notes convertible on the basis of $0.04 of debt to 1 common share Carrying value, December 31, 2016	600	20,000	19,400
	$146,013	$241,000	$94,987

Madison Technologies Inc.	Form 10-K - 2017	Page 30

f)	Effect on deferred taxes – as at December 31, 2016

	As
	Previously	As	Effect of
	Stated	Adjusted	Change
Net loss for the year	$(66,089)	$(42,159)	$(23,930)
Statutory and effective tax rate	26.0%	26.0%	-
Recovery at effective rate	(17,183)	(10,961)	(6,222)
Tax effect of permanent difference	6,222	-	6,222
Tax benefit not recognized	10,961	10,961	-
Income tax recovery and income tax asset	$-	$-	$-

Note 10 Subsequent events

a)	On January 25, 2018, the Company issued an aggregate 4,500,000 restricted shares of common stock pursuant to the terms and conditions of two convertible promissory notes. One noted in the principal amount of $25,000 was converted at $0.01 per share and the other in the principal amount of $10,000 was converted at $0.005 per share.

b)	On February 16, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000.

c)	On March 2, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000.

Madison Technologies Inc.	Form 10-K - 2017	Page 31

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Technologies Inc.	Form 10-K - 2017	Page 32

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2017 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2017, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Madison Technologies Inc.	Form 10-K - 2017	Page 33

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

Madison’s management team is listed below.

Officer’s Name	Madison Technologies Inc.
Joseph Gallo	Director and President, CEO, CFO, Treasurer, Corporate Secretary

Joseph Gallo Mr. Gallo (59 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011. Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a “Solid Construction”) that he founded and has run since 1992. In 1986, Mr. Gallo founded JovicPlasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology (“speed indicating light mechanism”). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo’s past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2017 were met.

Madison Technologies Inc.	Form 10-K - 2017	Page 34

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

As of December 31, 2017, Madison did not have a written audit committee charter or similar document.

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

Madison Technologies Inc.	Form 10-K - 2017	Page 35

Item 11. Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2016.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)

Thomas Brady	2017	nil	nil	nil	nil	nil	nil	nil	nil
President	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Sep 2016 – Mar 2018	2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Joseph Gallo	2017	nil	nil	nil	nil	nil	nil	nil	nil
President	2016	nil	nil	nil	nil	nil	nil	nil	nil
Mar 2018 – present	2015	nil	nil	nil	nil	nil	nil	nil	nil
President
June 2007 – Sep 2014
Secretary/Treasurer
Sep 2011 – Sep 2014
President
Jan 2015 – Sep 2016
Secretary/Treasurer
Jan 2015 – Sep 2016

Frank McEnulty	2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	Nil
President	2016	nil	nil	nil	nil	nil	nil	nil	nil
Nov 2014 – Jan 2015	2015	nil	nil	nil	nil	nil	nil	nil	nil

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

Madison Technologies Inc.	Form 10-K - 2017	Page 36

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
	Joseph Gallo
	4448 Patterdale Street
	North Vancouver,
	British Columbia
Common Stock	V7R 4L8 Canada	3,088,500	18.4%

	Thomas Brady
	1005-1101 Pacific St
	Vancouver, British
Common Stock	Columbia, V6E1T3	3,088,500	18.4%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 16,757,565 shares of Common Stock issued and outstanding as of March 29, 2018.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
	Joseph Gallo
	4448 Patterdale Street
	North Vancouver,
	British Columbia
Common Stock	V7R 4L8 Canada	3,088,500	18.4%

	Directors and
Common Stock	Executive Officers (as a group)	3,088,500	18.4%

[1] Based on 16,757,565 shares of Common Stock issued and outstanding as of March 29, 2018.

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

As a result of the purchase and sale of the 3,088,500 shares, there was a change in control in the voting shares of Madison. Thomas Brady, is now the beneficial owner of 18.4% of the issued and outstanding shares of common stock in the capital of Madison.

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

(b) Promoters and control persons

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of Madison’s business. From June 2007 until July 2011, Joseph Gallo and Steven Cozine were promoters of Madison’s business. From July 2011 until September 2014 Joseph Gallo was the promoter of Madison’s business. From September 2014 until November 2014 Brent Inzer was the promoter of Madison’s business. From November 2014 until Jan 2015 Mr. Frank McEnulty was the promoter of Madison’s business. From January 2015 until September 2016 Mr. Joseph Gallo was the promoter of Madison’s business. From September 2016 until March 2018Mr. Thomas Brady was the promoter of Madison’s business. Since March 3, 2018 until present Joseph Gallo has ben the promoter of Madison’s business, none of these promoters have received anything of value from Madison nor is any person entitled to receive anything of value from Madison for services provided as a promoter of the business of Madison.

Madison Technologies Inc.	Form 10-K - 2017	Page 37

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

2017 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

2016 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2017 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2016 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2016 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2016 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(6) The percentage of hours expended on the principal accountant’s engagement to audit Madison’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Madison Technologies Inc.	Form 10-K - 2017	Page 38

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.1	Share Purchase Agreement dated September 26, 2016 between Thomas Brady and Steven Cozine.	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc., filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Madison Technologies Inc.	Form 10-K - 2017	Page 39

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President
Dated:	March 29, 2018

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

/s/ Joseph Gallo	Member of the Board of Directors	March 29, 2018
Joseph Gallo

Madison Technologies Inc.	Form 10-K - 2017	Page 40