Form 10-Q
period 2018-03-31
Madison Technologies Inc.
filed 2018-05-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2018

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2018
Common Stock - $0.001 par value	16,757.565

Form 10-Q - Q1	Madison Technologies Inc.	Page 2

Form 10-Q - Q1	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

MARCH 31, 2018

(unaudited)

Form 10-Q - Q1	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q1	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

interim Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$6,653	$3,281
Prepaid expenses	12,000	-

	18,653	3,281

Intangible asset, at amortized cost License agreement (Note 5)	11,510	17,760

Total Assets	$30,163	$21,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,231	$45,394
License fee payable (Note 5)	33,500	33,500
Demand notes and accrued interest payable (Note 6)	123,782	123,094
Convertible notes payable (Note 7) as restated (Note 10)	161,000	196,000
Related party advance (Note 8)	261	261

TOTAL LIABILITIES – as restated (Note 10)	357,774	398,249

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 9)
Par Value:$0.001
Authorized 500,000,000 shares
Issued and outstanding: 16,757,565 shares (Dec 31, 2017–12,257,565 shares)	16,757	12,257
Additional Paid in Capital – as restated (Note 10)	119,145	88,645
Shares subscribed(Note 9)	30,000	-
Accumulated deficit – as restated (Note 10)	(493,513)	(478,110)

Total stockholders’ deficit – as restated (Note 10)	(327,611)	(377,208)

Total liabilities and stockholders’ deficit	$30,163	$21,041

Note 2 Going concern

Note 10 Correction of prior period error

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three Months ended March 31, 2018	For the three Months ended March 31, 2017

Revenues
Sales	$1,576	$1,420
Cost of sales	(729)	(557)

Gross Margin	847	863

Operating expenses
Amortization expense	6,250	6,250
General and administrative	8,462	6,550

	14,712	12,800

Loss before other expense	(13,865)	(11,937)

Other items Interest – as restated (Note 10)	(1,538)	(1,530)

Net loss and comprehensive loss – as restated (Note 10)	$(15,403)	$(13,467)

Net loss per share-Basic and diluted	$(0.001)	$(0.001)

Average number of shares of common stock outstanding	15,507,565	11,302,000

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’DEFICIT

(Unaudited)

	Common Shares	Amount	Additional Paid In Capital	Shares Subscribed	Accumulated Deficit	Total
Balance, December 31, 2016 as restated (Note 10)	11,302,009	$11,302	$44,600	$-	$(424,837)	$(368,935)

Debt converted to shares
Converted at $0.05 per share	400,000	400	19,600	-	-	20,000
Converted at $0.045 per share	555,556	555	24,445	-	-	25,000
Net loss, December 31, 2017	-	-	-	-	(53,273)	(53,273)

Balance, December 31, 2017	12,257,565	12,257	88,645	$-	(478,110)	(377,208)

Debt converted to shares - Note 7
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	10,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	30,000
Net loss, March 31, 2018	-	-	-	-	(15,403)	(15,403)

Balance, March 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(493,513)	$(327,611)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	March 31, 2018	March 31, 2017

Cash Flows from operating activities:
Net loss for the year – as restated (Note 10)	$(15,403)	$(13,467)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	6,250	6,250
Accrued interest on notes payable	1,538	1,530
Foreign exchange on notes payable	(850)	366
Changes in assets and liabilities:
Accounts payable and accruals	(6,163)	3,335
Prepaid expenses	(12,000)	-

Net cash used in operating activities	(26,628)	(1,986)

Cash Flows from financing activities:
Shares subscribed	30,000	-

Net cash provided by financing activities	30,000	-

Net increase (decrease) in cash	3,372	(1,986)

Cash, beginning of period	3,281	14,259

Cash, end of period	$6,653	$12,273

SUPPLEMENTAL DISCLOSURE

Interest	$1,538	$1,530
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q - Q1	Madison Technologies Inc.	Page 9

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

March 31, 2018

Note 1	Interim Reporting

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2017 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2017 annual financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

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

Thesefinancial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2018, the Company had not yet achieved profitable operations, had accumulated losses of $493,513 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Form 10-Q - Q1	Madison Technologies Inc.	Page 10

Note3	Summary of Significant Accounting Policies

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended December 31, 2017.

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

At March 31, 2018, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500.To date, the Company has recorded a total license amortization of $38,490.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6	Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	March 31, 2018	December 31, 2017

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	26,297	25,797
	51,297	50,797

Form 10-Q - Q1	Madison Technologies Inc.	Page 11

	March 31, 2018	December 31, 2017

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	23,256	23,809
Accrued interest there on	12,791	12,798
	36,047	36,607

Note payable bearing at 12%	25,000	25,000
Accrued interest there on	11,438	10,690
	36,438	35,690

Total debt and interest payable	$123,782	$123,094

Interest accrued on the note bearing 8% interest was $500 as at Mar 31, 2018 (2017 - $500).

Interest accrued on the note bearing 5% interest was $291as at Mar 31, 2018 (2017 - $282).

Interest accrued on the note bearing 12% interest was $748 as at Mar 31, 2018 (2017 - $748).

Note 7	Convertible Notes Payable

As at March 31, 2017, there are seven convertible notes payable. Two notes were converted into shares during the year ended December 31, 2017 and two notes were converted into shares during the period ended March 31, 2018. All notes are non-interest bearing, unsecured and payable on demand. The remaining notes are convertible into common stock at the discretion of the holder atfivedifferent conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share;$0.05 to 1 common share; and $0.04 to 1 common share.The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	March 31, 2018	December 31, 2017

Convertible at $0.01 debt to 1 common share	$85,000	$110,000
Convertible at $0.005 debt to 1 common share	10,000	20,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	21,000	21,000
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$161,000	$196,000

Form 10-Q - Q1	Madison Technologies Inc.	Page 12

Note 8	Related Party Advance

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at March 31, 2018 is $261. There were no related party transactions during the period ended March 31, 2018 or the year ended December 31, 2017.

Note 9	Common Stock

On March 2, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. As of the date of this report, the shares have not been issued.

On February 16, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. As of the date of this report, the shares have not been issued.

On January 25, 2018, two convertible notes were converted into shares. One note for $25,000 was converted into 2,500,000 shares at $0.01 per share and the other note for $10,000 was converted into 2,000,000 shares at $0.005 per share.

On July 14, 2017, two convertible notes were converted into shares. One note for $25,000 was converted into 555,556 shares at $0.045 per share and the other note for $20,000 was converted to 400,000 shares at $0.05 per share.

On January 21, 2015, a majority of the Company’s stockholders approved a consolidation of the issued and outstanding shares of common stock, on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 to 11,302,009. This was effected on March 11, 2015. This consolidation has been applied retroactively and all references to the number of shares issued reflect this consolidation.

On March 30, 2006, the Company entered into a private placement agreement whereby the Company issued 20,000 Regulation-S shares in exchange for $50,000. ($2.50 per share).

On June 7, 2004, the Company issued 5,907,000 in consideration of $472 in cash. ($.00008 per share.)

On June 14, 2001, the Company approved a forward stock split of 5,000:1.

On June 15, 1998, the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of March 31, 2018.

Note 10	Correction of Previously Issued Financial Statements

As described in Note 2 (i) Financial Instruments, of the Company’s audited financial statements of the year ended December 31, 2017, the Company corrected the accounting for convertible debt by adopting the principles in FASB ASC Topic 470, “Debt with Conversions and Other Options,” which requires that convertible debt with no beneficial conversion feature be allocated to debt and that no amount be allocated to equity. This change was applied retroactively to the financial statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2018 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended March 31, 2018.

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

The board of directors of Madison currently consists of Joseph Gallo as the Chief Executive Officer, the Corporate Secretary and, the Chief Financial Officer of Madison. Please see Item 5.02 of the Form 8-K filed on September 8, 2016, May 31, 2017 and March 7, 2018 for information relating to these director and officer changes

On September 16, 2016 Madison entered into a material definitive agreement with Tuffy Packs, LLC to acquire an exclusive licensing agreement for the distribution of Tuffy Pack’s product line into the United Kingdom and 43 European countries. According to the terms and conditions of the product license agreement Madison will pay an aggregate amount of $50,000 for the exclusive license to distribute Tuffy Packs’ product line. Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bulletproof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

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

On May 26, 2017, Joseph Gallo consented to and was appointed as an additional director of Madison. Also, on May 26, 2017, Mr. Gallo consented to and was appointed the Chief Financial Officer of Madison by the board of directors. Please see item 5.02 of the Form 8-K filed on May 31, 2017 for information relating to the director and officer changes

On March 3, 2018 Thomas Brady passed away and Joseph Gallo consented to and was appointed the President and Chief Executive Officer of Madison by the board of directors. Please see item 5.02 of the Form 8-K filed on March 7, 2018 for information relating to the director and officer changes.

Form 10-Q - Q1	Madison Technologies Inc.	Page 14

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

Three months ended March 31, 2018 and March 30, 2017

Our net loss for the three-month period ended March 31, 2018 was $15,403 (2017: $13,467), which consisted of general and administration expenses and amortization. We generated $1,576 in revenue during three-month period in fiscal 2018 compared to 1,420 during the three-month period in 2017. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and cost of sales related to our online store operations and the amortization of our Tuffy Pack license agreement obligations.

The weighted average number of shares outstanding was 15,507,000 for the three-month period ended March 31, 2018 and 11,302,000 for the three-month period ended March 30, 2017.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2018, Madison had cash of $6,653 and a working capital deficit of $339,121, compared to cash of $3,281 and working capital deficit of $394,968 as at December 31, 2017.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 15

Net Cash Used in Operating Activities

Madison used cash of $26,628 in operating activities during the first three months of fiscal 2018 compared to cash used of $1,986 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in operating expenses.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first three months of fiscal 2018 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $30,000 for the first three months of fiscal 2018, from proceeds of a convertible note payable. Madison generated nil from financing activities during the first three months of fiscal 2017.

Plan of Operation

Our plan of operation is to continue to deliver the Tuffy Pack licensed products into the European and UK retail and wholesale markets via the use of online market and fulfillment services including but not limited to Amazon.eu, Ebay and Ecwid. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Management expects to implement Madison’s sales distribution strategy beginning in May 2018 and to be operational by September 2018, this includes the following components:

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 16

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

Material Commitments for Capital Expenditures

At March 31, 2018 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 17

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2018.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of March 31, 2018, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our President and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Form 10-Q - Q1	Madison Technologies Inc.	Page 18

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS.

Madison is not a party to any pending legal proceedings and, to the best of Madison’s knowledge, none of Madison’s property or assets are the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company received $30,000 from two investors for 300,000 common shares of the Company valued at $0.10 per share. The proceeds from this offering were used for continuing operations.

These shares have not yet been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

Form 10-Q - Q1	Madison Technologies Inc.	Page 19

ITEM 6. EXHIBITS

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference	Filed
.
10.1	Share Purchase Agreement dated September 26, 2016 between Thomas Brady and Steve Cozine filed as an exhibit to Madison’s Form 8-K filed on October 3, 2016, and incorporated herein by reference.	Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q - Q1	Madison Technologies Inc.	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: May 14, 2018	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)