Form 10-Q
period 2018-06-30
Madison Technologies Inc.
filed 2018-08-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2018

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________ to _______________________

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock - $0.001 par value	16,757.565

Form 10-Q - Q2	Madison Technologies Inc.	Page 2

Form 10-Q - Q2	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

june 30, 2018

(unaudited)

Form 10-Q - Q2	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

(UNAUDITED)

TABLE OF Contents

INTERIM FINANCIAL STATEMENTS

Interim Balance Sheets	5

Interim Statements of Operations	6

Interim Statements of Stockholders’ Deficit	7

Interim Statements of Cash Flows	8

Notes to the Interim Financial Statements	9-12

Form 10-Q - Q2	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

interim Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$2,187	$3,281
Prepaid expenses	9,000	-

	11,187	3,281

Intangible asset, at amortized cost License agreement (Note 5)	5,260	17,760

Total Assets	$16,447	$21,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,848	$45,394
License fee payable (Note 5)	33,500	33,500
Demand notes and accrued interest payable (Note 6)	124,766	123,094
Convertible notes payable (Note 7) as restated (Note 10)	161,000	196,000
Related party advance (Note 8)	261	261

TOTAL LIABILITIES – as restated (Note 10)	357,375	398,249

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 9)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 16,757,565 shares (Dec 31, 2017 – 12,257,565 shares)	16,757	12,257
Additional Paid in Capital – as restated (Note 10)	119,145	88,645
Shares subscribed (Note 9)	30,000	-
Accumulated deficit – as restated (Note 10)	(506,830)	(478,110)

Total stockholders’ deficit – as restated (Note 10)	(340,928)	(377,208)

Total liabilities and stockholders’ deficit	$16,447	$21,041

Note 2 Going concern

Note 10 Correction of prior period error

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	month ended	month ended	month ended	month ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues
Sales	$1,546	$3,378	$3,122	$4,798
Cost of sales	957	3,004	1,686	3,561

Gross Margin	589	374	1,436	1,237

Operating expenses
Amortization expense	6,250	6,250	12,500	12,500
General and administrative	6,121	3,434	14,583	9,984

	12,371	9,684	27,083	22,484

Loss before other expense	(11,782)	(9,310)	(25,647)	(21,247)

Other items Interest - as restated (Note 10)	(1,535)	(1,536)	(3,073)	(3,066)

Net loss and comprehensive loss - as restated (Note 10)	$(13,317)	$(10,846)	$(28,720)	$(24,313)

Net loss per share -Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Average number of shares of common stock outstanding	16,757,565	11,302,000	16,136,018	11,302,000

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2016 as restated (Note 10)	11,302,009	$11,302	$44,600	$-	$(424,837)	$(368,935)

Debt converted to shares
Converted at $0.05 per share	400,000	400	19,600	-	-	20,000
Converted at $0.045 per share	555,556	555	24,445	-	-	25,000
Net loss, December 31, 2017	-	-	-	-	(53,273)	(53,273)

Balance, December 31, 2017	12,257,565	12,257	88,645	$-	(478,110)	(377,208)

Debt converted to shares - Note 7
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	10,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	30,000
Net loss, June 30, 2018	-	-	-	-	(28,720)	(28,720)

Balance, June 30, 2018	16,757,565	$16,757	$119,145	$30,000	$(506,830)	$(340,928)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(Unaudited)

	For the six	For the six
	Months ended	Months ended
	June 30, 2018	June 30, 2017

Cash Flows from operating activities:
Net loss for the year – as restated (Note 10)	$(28,720)	$(24,313)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	12,500	12,500
Accrued interest on notes payable	3,073	3,066
Foreign exchange on notes payable	(1,401)	1,146
Changes in assets and liabilities:
Accounts payable and accruals	(7,546)	3,692
Prepaid expenses	(9,000)	-

Net cash used in operating activities	(31,094)	(3,909)

Cash Flows from financing activities:
Shares subscribed	30,000	-

Net cash provided by financing activities	30,000	-

Net increase (decrease) in cash	(1,094)	(3,909)

Cash, beginning of period	3,281	14,259

Cash, end of period	$2,187	$10,350

SUPPLEMENTAL DISCLOSURE

Interest	$3,073	$1,530
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q - Q2	Madison Technologies Inc.	Page 9

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2018

Note 1 Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2017 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2017 annual financial statements. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

Note 2 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

On January 21, 2015, a majority of the Company’s stockholders approved a consolidation of the issued and outstanding shares of common stock, on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 to 11,302,000. These financial statements give retroactive effect to this change.

Effective December 31, 2016, the Company dissolved its wholly owned subsidiary, Scout Resources Inc. (“Scout”) and assumed all the debt that Scout owed.

Up until fiscal 2014, the Company was in the business of mineral exploration. On May 28, 2014, the Company formalized an agreement whereby it purchased assets associated with a smokeless cannabis delivery system. The Company planned to develop this system for commercial purposes. On December 14, 2014, the smokeless cannabis delivery agreement was terminated.

On September 16, 2016, the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other essentially European countries. The Company is selling ballistic panels which are personal body armors, that conforms to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy include online and social media marketing, as well as attending various tradeshows and conferences. As the Company failed to make specified payments as required, the agreement was amended to a non-exclusive basis.

On March 11, 2015, the Company changed its name from Madison Explorations, Inc. to Madison Technologies Inc. and effected the stock consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2018, the Company had not yet achieved profitable operations, had accumulated losses of $506,830 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

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

At June 30, 2018, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $44,740.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6 Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	June 30, 2018	December 31, 2017

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	26,797	25,797
	51,797	50,797

Form 10-Q - Q2	Madison Technologies Inc.	Page 11

	June 30, 2018	December 31, 2017

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	22,901	23,809
Accrued interest there on	12,882	12,798
	35,783	36,607

Note payable bearing at 12%	25,000	25,000
Accrued interest there on	12,186	10,690
	37,186	35,690

Total debt and interest payable	$124,766	$123,094

Interest accrued during the period on the note bearing 8% interest was $500 as at Jun 30, 2018 (2017 - $500).

Interest accrued during the period on the note bearing 5% interest was $286 as at June 30, 2018 (2017 - $288).

Interest accrued during the period on the note bearing 12% interest was $748 as at June 30, 2018 (2017 - $748).

Note 7 Convertible Notes Payable

As at June 30, 2018, there are seven convertible notes payable. Two notes were converted into shares during the year ended December 31, 2017 and two notes were converted into shares during the period ended March 31, 2018. All notes are non-interest bearing, unsecured and payable on demand. The remaining notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	June 30, 2018	December 31, 2017

Convertible at $0.01 debt to 1 common share	$85,000	$110,000
Convertible at $0.005 debt to 1 common share	10,000	20,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	21,000	21,000
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$161,000	$196,000

Form 10-Q - Q2	Madison Technologies Inc.	Page 12

Note 8 Related Party Advance

In 2008, the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at June 30, 2018 is $261. There were no related party transactions during the period ended June 30, 2018 or the year ended December 31, 2017.

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

On January 21, 2018, a majority of the Company’s stockholders approved a consolidation of the issued and outstanding shares of common stock, on a 10 for 1 basis, thereby decreasing the issued and outstanding share capital from 113,020,000 to 11,302,000.

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

On June 7, 2004, the Company issued 5,907,000 shares in consideration of $472 in cash. ($.00008 per share.)

On June 14, 2001, the Company approved a forward stock split of 5,000:1.

On June 15, 1998, the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of June 30, 2018.

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of Madison Technologies Inc.’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2018 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended June 30, 2018.

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

On July 3, 2018, Joseph Gallo and the estate of Thomas Brady entered into a share purchase agreement for the purchase and sale of 3,088,500 shares in the capital of Madison for the purchase price of $3,000.00. For more details, see Exhibit 10.1 – Share Purchase Agreement. As a result of the purchase and sale of the 3,088,500 shares, there was a change in control in the voting shares of Madison. Joseph Gallo is now the beneficial owner of 36.8% of the issued and outstanding shares of common stock in the capital of Madison and Mr. Brady owns no shares of common stock in the capital of Madison. Please see item 5.01 of the Form 8-K filed on July 9, 2018 for information relating to the changes in control of registrant.

Form 10-Q - Q2	Madison Technologies Inc.	Page 14

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

Three months ended June 30, 2018 and June 30, 2017

Our net loss for the three-month period ended June 30, 2018 was $11,782 (2017: $9,310), which consisted of general and administration expenses and amortization. We generated $1,546 in revenue during the three-month period in fiscal 2018 compared to $3,780 during the three-month period in 2017. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and cost of sales related to our online store operations and the amortization of our Tuffy Pack license agreement obligations.

The weighted average number of shares outstanding was 16,757,565 for the three-month period ended June 30, 2018 and 11,302,000 for the three-month period ended June 30, 2017.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2018, Madison had cash of $2,187 and a working capital deficit of $346,188, compared to cash of $3,281 and working capital deficit of $394,968 as at December 31, 2017.

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 15

Net Cash Used in Operating Activities

Madison used cash of $31,094 in operating activities during the six month period ended June 30, 2018 compared to cash used of $3,909 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of a decrease in accounts payable and accruals and an increase in prepaid expenses.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $30,000 for the six month period ended June 30, 2018 of fiscal 2018, from proceeds of shares subscribed but not yet issued. Madison generated nil from financing activities during the same six months of fiscal 2017.

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

Management expects to continue to implement Madison’s sales distribution strategy that began in May 2018 and expects to be fully operational by September 2018, this includes the following components:

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 16

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

Material Commitments for Capital Expenditures

At June 30, 2018 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 17

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of June 30, 2018, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, the Company received $30,000 from two investors for 300,000 common shares of the Company valued at $0.10 per share. The proceeds from this offering were used for continuing operations.

These shares have not yet been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

Form 10-Q - Q2	Madison Technologies Inc.	Page 19

ITEM 6. EXHIBITS

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference.	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 3, 2018 between the estate of Thomas Brady and Joseph Gallo filed as an exhibit to Madison’s Form 8-K filed on July 9, 2018, and incorporated herein by reference.	Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q - Q2	Madison Technologies Inc.	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: August 14, 2018	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)