Form 10-Q
period 2018-09-30
Madison Technologies Inc.
filed 2018-11-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2018

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock - $0.001 par value	16,757.565

Form 10-Q – Q3	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

SEPTEMBER 30, 2018

(unaudited)

Form 10-Q – Q3	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q – Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

interim Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$2,058	$3,281
Prepaid expenses	6,000	-

	8,058	3,281

Intangible asset, at amortized cost License agreement (Note 5)	-	17,760

Total Assets	$8,058	$21,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,043	$45,394
License fee payable (Note 5)	33,500	33,500
Demand notes and accrued interest payable (Note 6)	126,859	123,094
Convertible notes payable (Note 7) as restated (Note 10)	161,000	196,000
Related party advance (Note 8)	261	261

TOTAL LIABILITIES – as restated (Note 10)	362,663	398,249

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 9)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 16,757,565 shares (Dec 31, 2017 – 12,257,565 shares)	16,757	12,257
Additional Paid in Capital – as restated (Note 10)	119,145	88,645
Shares subscribed (Note 9)	30,000	-
Accumulated deficit – as restated (Note 10)	(520,507)	(478,110)

Total stockholders’ deficit – as restated (Note 10)	(354,605)	(377,208)

Total liabilities and stockholders’ deficit	$8,058	$21,041

Note 2 Going concern

Note 10 Correction of prior period error

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three	For the nine	For the nine
	month ended	month ended	month ended	month ended
	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017

Revenues
Sales	$724	$1,456	$3,846	$6,255
Cost of sales	134	798	1,820	4,359

Gross Margin	590	658	2,026	1,896

Operating expenses
Amortization expense	5,260	6,250	17,760	18,750
General and administrative	7,469	5,180	22,052	15,164

	12,729	11,430	39,812	33,914

Loss before other expense	(12,139)	(10,772)	(37,786)	(32,018)

Other items Interest - as restated (Note 10)	(1,538)	(1,548)	(4,611)	(4,614)

Net loss and comprehensive loss- as restated (Note 10)	$(13,677)	$(12,320)	$(42,397)	$(36,632)

Net loss per share-Basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.003)

Average number of shares of common stock outstanding	16,757,565	12,216,010	16,345,477	11,575,016

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2016 as restated (Note 10)	11,302,009	$11,302	$44,600	$-	$(424,837)	$(368,935)

Debt converted to shares
Converted at $0.05 per share	400,000	400	19,600	-	-	20,000
Converted at $0.045 per share	555,556	555	24,445	-	-	25,000
Net loss, December 31, 2017	-	-	-	-	(53,273)	(53,273)

Balance, December 31, 2017	12,257,565	12,257	88,645	-	(478,110)	(377,208)

Debt converted to shares - Note 7
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	10,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	30,000
Net loss, September 30, 2018	-	-	-	-	(42,397)	(42,397)

Balance, September 30, 2018	16,757,565	$16,757	$119,145	$30,000	$(520,507)	$(354,605)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(Unaudited)

	For the nine	For the nine
	Months ended	Months ended
	September 30, 2018	September 30, 2017

Cash Flows from operating activities:
Net loss for the year – as restated (Note 10)	$(42,397)	$(36,632)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	17,760	18,750
Accrued interest on notes payable	4,611	4,614
Foreign exchange on notes payable	(846)	2,543
Changes in assets and liabilities:
Accounts payable and accruals	(4,351)	1,186
Prepaid expenses	(6,000)	-

Net cash used in operating activities	(31,223)	(9,539)

Cash Flows from financing activities:
Shares subscribed but not issued	30,000	-

Net cash provided by financing activities	30,000	-

Net decrease in cash	(1,223)	(9,539)

Cash, beginning of period	3,281	14,259

Cash, end of period	$2,058	$4,720

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q – Q3	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

September 30, 2018

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2017 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2017 annual financial statements. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2018, the Company had not yet achieved profitable operations, has accumulated losses of $520,507 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

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

At June 30, 2018, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $50,000.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6	Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	September 30, 2018	December 31, 2017

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	27,297	25,797
	52,297	50,797

Form 10-Q – Q3	Madison Technologies Inc.	Page 10

	September 30, 2018	December 31, 2017

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	23,256	23,809
Accrued interest there on	13,372	12,798
	36,628	36,607

Note payable bearing at 12%	25,000	25,000
Accrued interest there on	12,934	10,690
	37,934	35,690

Total debt and interest payable	$126,859	$123,094

Interest accrued on the note bearing 8% interest was $500 as at September 30, 2018 (2017 - $500).

Interest accrued on the note bearing 5% interest was $291 as at September 30, 2018 (2017 - $300).

Interest accrued on the note bearing 12% interest was $748 as at September 30, 2018 (2017 - $748).

Note 7	Convertible Notes Payable

As at September 30, 2018, there are seven convertible notes payable. Two notes were converted into shares during the year ended December 31, 2017 and two notes were converted into shares during the period ended March 31, 2018. All notes are non-interest bearing, unsecured and payable on demand. The remaining notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	September 30, 2018	December 31, 2017

Convertible at $0.01 debt to 1 common share	$85,000	$110,000
Convertible at $0.005 debt to 1 common share	10,000	20,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	21,000	21,000
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$161,000	$196,000

Form 10-Q – Q3	Madison Technologies Inc.	Page 11

Note 8	Related Party Advance

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at September 30, 2018 is $261. There were no related party transactions during the period ended September 30, 2018 or the year ended December 31, 2017.

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

There are no shares subject to warrants or options as of September 30, 2018.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2018 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the nine months ended September 30, 2018.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 13

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

Nine months ended September 30, 2018 and September 30, 2017

Our net loss for the nine-month period ended September 30, 2018 was $42,397 (2017: $36,632), which consisted of general and administration expenses and amortization and interest. We generated $3,846 in revenue during nine-month period in fiscal 2018 compared to $6,255 during the nine-month period in 2017. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and amortization expense related almost exclusively to our Tuffy Pack license agreement obligations.

The weighted average number of shares outstanding was 16,345,477 for the nine-month period ended September 30, 2018 and 11,575,016 for the nine-month period ended September 30, 2017.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2018, Madison had cash of $2,058 and a working capital deficit of $354,605, compared to cash of $3,281 and working capital deficit of $394,968 as at December 31, 2017.

There are no assurances that Madison will be able to achieve further sales of its common stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue and its business will fail.

Form 10-Q – Q3	Madison Technologies Inc.	Page 14

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

Madison used cash of $31,223 in operating activities during the first nine months of fiscal 2018 compared to cash used of $9,539 in operating activities during the same period in the previous fiscal year. The decrease in cash out flow from operations reflects the fact that the company had revenue in 2018.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first Nine months of fiscal 2018 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $30,000 for the first nine months of fiscal 2018, from proceeds of a convertible note payable. Madison generated nil from financing activities during the first nine months of fiscal 2017.

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

Management expects Madison’s sales distribution strategy to be operational by March 2019, this includes the following components:

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

Management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $30,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

Form 10-Q – Q3	Madison Technologies Inc.	Page 15

As at September 30, 2018, Madison had cash of $2,058 and a working capital deficit of $354,605. Accordingly, Madison will require additional financing in the amount of $397,547 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

At September 30, 2018 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 16

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of September 30, 2018, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 18

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

Madison Technologies, Inc.

Dated: November 14, 2018	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)