Form 10-K
period 2018-12-31
Madison Technologies Inc.
filed 2019-04-01
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2018

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,058,056 ($0.10 X 10,580,565) as of June 30, 2018

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2019
Common Stock - $0.001 par value	16,757,565

Madison Technologies Inc.	Form 10-K - 2018	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2018, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 3

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

Madison currently sells the Tuffy Pack product line in the UK and the European Union through its Amazon and Ebay stores and is currently actively looking to increase its product line of personal protection wear.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 4

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

● 11 x 14 Ballistic Shield

● 12 x 16 Ballistic Shield

● 12 x 18 Ballistic Shield

Madison Technologies Inc.	Form 10-K - 2018	Page 5

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

Distribution Methods

Madison’s distribution method is to deliver the Licensed Products into the European and UK retail and wholesale markets via the use of online market and fulfillment services including but not limited to Amazon.eu, Ebay Redstag and MCS Fulfillment. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Management expects to expand Madison’s sales distribution strategy beginning in May 2019 and to be operational by September 2019, this includes the following components:

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

Madison has also identified several online retailers that are located in either the UK or Europe that supply products that management believes would be in direct competition with Madison’s business. Some of those competitors include, but not limited to, the following:

●	Vestgaurd - a UK based supplies the very best in British manufactured ballistic protection systems for personal and vehicle protection to the public and private sectors.

●	Mars Armor - a Bulgarian company specialized in the manufacture of body armor for protection against bullets, fragments and cold steel.

●	Spycatcher Online - a UK based supplier of specialist surveillance, counter-surveillance and personal protection equipment to the professional and consumer market.

●	Jack Ellis Body Protection - a UK based manufacturer in the personal protection market with clients including - UK and Foreign government organizations, special forces, police, prisons, private security and media.

Madison Technologies Inc.	Form 10-K - 2018	Page 6

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

Madison plans to conduct its operations from the office of its president until Madison is in a position to commence and expand operations.

Number of Total Employees and Number of Full Time Employees

Madison does not have any employees other than the directors and officers of Madison.

Madison Technologies Inc.	Form 10-K - 2018	Page 7

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low price information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended March 30, 2018. The price information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Prices(1)
Period ended	High	Low	Source
31 March 2019	$0.10	$0.095	OTC Markets Group Inc.
31 December 2018	$0.101	$0.10	OTC Markets Group Inc.
30 September 2018	$0.15	$0.10	OTC Markets Group Inc.
30 June 2018	$0.20	$0.10	OTC Markets Group Inc.
31 March 2018	$0.18	$0.11	OTC Markets Group Inc.
31 December 2017	$0.128	$0.116	OTC Markets Group Inc.
30 September 2017	$0.1304	$0.07	OTC Markets Group Inc.
30 June 2017	$0.3805	$0.13	OTC Markets Group Inc.
31 March 2017	$0.35	$0.15	OTC Markets Group Inc.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 8

(b) Holders of Record

Madison has approximately 12 holders of record of Madison’s Common Stock as of December 31, 2018 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 9

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

There is currently $163,490 in outstanding debt securities convertible into 13,136,467 shares of Madison’s Common Stock.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 10

As of the date of this filing the shares remain outstanding but not issued.

February 2019 - $0.05 Private Placement Offering

On February 26, 2019, the board of directors authorized the issuance of 400,000 restricted shares of common stock at a subscription price of $0.05 per restricted share. Madison raised $20,000 in cash in this closing, and will issue an aggregate 400,000 restricted shares of common stock to one non-US subscriber outside the United States. Madison set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

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

March 2019 - $0.05 Private Placement Offering

On March 13, 2019, the board of directors authorized the issuance of 600,000 restricted shares of common stock at a subscription price of $0.05 per restricted share. Madison raised $30,000 in cash in this closing, and will issue an aggregate 600,000 restricted shares of common stock to one non-US subscriber outside the United States. Madison set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

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

As of the date of this filing the shares remain outstanding but not issued.

Madison Technologies Inc.	Form 10-K - 2018	Page 11

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

Madison Technologies Inc.	Form 10-K - 2018	Page 12

Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

Results of Operation for the Period Ended December 31, 2018

During the fiscal year ended December 31, 2018, we incurred net losses of $53,906, compared to our net losses in fiscal 2017 of $53,273. Our losses in the current fiscal year were slightly higher due to higher general and administrative expenses that we incurred in connection with our preparation and filings.

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

Liquidity and Capital Resources

As of December 31, 2018, Madison had total assets of $5,543, and a working capital deficit of $366,114, compared with a working capital deficit of $394,968 as of December 31, 2017. The decrease in the working capital deficit was primarily due to two convertibles notes totaling $35,000 being converted into common stock. The assets consisted of $2,543 in cash and $3,000 in prepaid expenses. The liabilities consisted of $48,169 in accounts payable and accrued liabilities ($45,394 in 2017), $33,500 in license fee payable ($33,500 in 2017), $126,498 in notes payable and accrued interest ($123,094 in 2017), $163,000 in convertible notes payable to third parties ($196,000 in 2017), and $490 in convertible notes payable to a related party $261 in advances in 2017).

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its plan of operations and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2018, net cash used in operating activities increased to $32,967 compared with $10,978 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $53,906 less non-cash items of interest on the convertible debt of $6,135, amortization of license of $17,760 and, the increase in accounts payable and accruals. Gain on the foreign exchange on notes payable and the balance in prepaid expenses were factors in increasing the cash used in operations.

Net Cash Used in Investing Activities

The Company did not invest any cash in investing activities in either the year ending December 31, 2018 or 2017.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $32,290 for the fiscal year ended December 31, 2018 as compared with financing activities of $nil for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from convertible notes payable, small advances from related party and shares subscribed but not issued.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 13

Management expects to expand Madison’s sales distribution strategy beginning in May 2019 and to be operational by September 2019, this includes the following components:

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

As at December 31, 2018, Madison had cash of $2,543 and a working capital deficit of $366,114. Accordingly, Madison will require additional financing in the amount of $405,571 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2018.

Madison Technologies Inc.	Form 10-K - 2018	Page 14

Going Concern

The independent auditors’ report accompanying our December 31, 2018 and 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 15

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

Financial Statements

December 31, 2018

Madison Technologies Inc.	Form 10-K - 2018	Page 16

MADISON TECHNOLOGIES INC.

(AUDITED)

Madison Technologies Inc.	Form 10-K - 2018	Page 17

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Technologies Inc.

Opinion on the financial statements

I have audited the accompanying balance sheets of Madison Technologies Inc. as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits. My company is a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and is required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. My audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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

/s/ K. R. Margetson Ltd

Chartered Professional Accountant

I have served as the Company’s auditor since 2009

Vancouver, Canada

March 29, 2019

Madison Technologies Inc.	Form 10-K - 2018	Page 18

MADISON TECHNOLOGIES INC.

Balance Sheets

(Audited)

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$2,543	$3,281
Prepaid expenses	3,000	-

	5,543	3,281

Intangible asset, at amortized cost License agreement (Note 5)	-	17,760

Total Assets	$5,543	$21,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$48,169	$45,394
License fee payable (Note 3)	33,500	33,500
Demand notes and accrued interest payable (Note 4)	126,498	123,094
Convertible notes payable (Note 5)	163,000	196,000
Related party convertible note payable (Notes 5 & 6)	490	-
Related party advance (Note 6)	-	261

Total liabilities	371,657	398,249

STOCKHOLDERS’ DEFICIT
Common Stock (Note 7) Par Value: $0.001 Authorized 500,000,000 shares Issued and outstanding: 16,757,565 shares (Dec 31, 2017 – 12,257,565 shares)	16,757	12,257
Additional Paid in Capital	119,145	88,645
Shares subscribed (Note 7)	30,000	-
Accumulated deficit	(532,016)	(478,110)

Total stockholders’ deficit	(366,114)	(377,208)

Total liabilities and stockholders’ deficit	$5,543	$21,041

Note 1 Going concern

Note 9 Subsequent events

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2018	Page 19

MADISON TECHNOLOGIES INC.

STATEMENTS of Operations

(Audited)

	For the year	For the year
	ended	ended
	December 31, 2018	December 31, 2017

Revenues
Sales	$4,426	$6,675
Cost of sales	2,527	4,511

Gross Margin	1,899	2,164

Operating expenses
Amortization	17,760	25,000
General and administrative	31,910	24,277

	49,670	49,277

Loss before other item	(47,771)	(47,113)
Other item - interest	(6,135)	(6,160)

Net loss and comprehensive loss	$(53,906)	$(53,273)

Net loss per share -Basic and diluted	$(0.003)	$(0.005)

Average number of shares of common stock outstanding	16,449,346	11,747,053

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2018	Page 20

MADISON TECHNOLOGIES INC.

StatementS of stockholders’DEFICIT

(Audited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2016	11,302,009	$11,302	$44,600	$-	$(424,837)	$(368,935)

Debt converted to shares
Converted at $0.05 per share	400,000	400	19,600	-	-	20,000
Converted at $0.045 per share	555,556	555	24,445	-	-	25,000
Net loss, December 31, 2017	-	-	-	-	(53,273)	(53,273)

Balance, December 31, 2017	12,257,565	12,257	88,645	-	(478,110)	(377,208)

Debt converted to shares
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	10,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	30,000
Net loss, December 31, 2018	-	-	-	-	(53,906)	(53,906)

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(366,114)

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2018	Page 21

MADISON TECHNOLOGIES INC.

StatementS of cash flows

(Audited)

	For the year	For the year
	ended	ended
	December 31, 2018	December 31, 2017

Cash Flows from operating activities:
Net loss for the year – as restated (Note 10)	$(53,906)	$(53,273)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	17,760	25,000
Accrued interest on notes payable	6,135	6,160
Foreign exchange on notes payable	(2,731)	2,252
Changes in assets and liabilities:
Accounts payable and accruals	2,775	8,883
Prepaid expenses	(3,000)	-

Net cash used in operating activities	(32,967)	(10,978)

Cash Flows from financing activities:
Proceeds from convertible notes issued	2,000	-
Advances from related party	229	-
Shares subscribed but not issued	30,000	-

Net cash provided by financing activities	32,290	-

Net decrease in cash	(738)	(10,978)

Cash, beginning of year	3,281	14,259

Cash, end of year	$2,543	$3,281

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-
Convertible note issued for related party advance	$490	$-

See Accompanying Notes to the Financial Statements

Madison Technologies Inc.	Form 10-K - 2018	Page 22

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Audited)

December 31, 2018

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2018, the Company had not yet achieved profitable operations, has accumulated losses of $532,016 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Madison Technologies Inc.	Form 10-K - 2018	Page 23

Note 2 Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2018, the Company did not have any cash equivalents in 2018. (2017 – $nil).

c) Revenue Recognition

The Company recognizes revenue when a contract is in place, goods or services are delivered to the purchaser and collectability is reasonably assured.

d) Stock-Based Compensation

The Company follows the guideline under FASB ASC Topic 718 “Compensation-Stock Compensation” for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock compensation expenses are to be recorded using the fair value method. No stock options have been issued.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 24

i) Financial Instruments and correction of error in previously issued financial statements

Fair Value

The Company’s financial instruments consisting of cash, account payable and accrued liabilities, notes payable and accrued interest and related party advances are carried at face which approximates fair value because of their short-term nature.

During the year ended 2017, the Company changed the accounting policy by which it accounts for its convertible debt. Previously, the Company based its policy on the fact that the promissory notes have been issued without an interest component and, assuming the reason for investing is the pursuit of profit, the total value of these instruments had been allocated to the equity component as this is the only logical reason for investment. Promissory note issuances were included in additional paid-in capital and were amortized and charged to interest on an effective interest rate basis.

During the year, the Company corrected this policy and adopted FASB ASC Topic 470, “Debt with Conversions and Other Options,” which requires that convertible debt with no beneficial conversion feature be allocated in totality to debt and that no amount be allocated to equity. This change has been applied retroactively to the financial statements and the effect on the financial statements is described in Note 8. None of the Company’s convertible notes had a beneficial conversion feature.

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

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved.

Madison Technologies Inc.	Form 10-K - 2018	Page 25

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

m) Intangible Assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with an indefinite useful life shall not be amortized until its useful life is determined to be longer indefinite. An intangible assets subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

A license agreement has been capitalized and recorded at cost. It has been amortized over the life of the contract, which is two years.

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

Note 3 License Agreement

The Company entered into an exclusive product license agreement on September 16, 2016 with Tuffy Packs, LLC, a Texas corporation, to sell Ballistic Panels in certain countries, essentially in Europe. The license is for a period of two years unless terminated and may be renewed for successive terms of two years each. The payment terms for the license is as follows:

1.	$10,000 payable within seven days after the effective date;
2.	An additional $15,000 payable within 30 days after the effective date; and
3.	A final payment of $25,000 payable within 90 days of the effective date.

Madison Technologies Inc.	Form 10-K - 2018	Page 26

At December 31, 2018, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $50,000.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 4 Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	December 31, 2018	December 31, 2017

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	27,797	25,797
	52,797	50,797

Note payable bearing interest at 5% (Debt is Canadian $30,000)	22,059	23,809
Accrued interest there on	12,960	12,798
	35,019	36,607

Note payable bearing at 12%	25,000	25,000
Accrued interest there on	13,682	10,690
	38,682	35,690

Total debt and interest payable	$126,498	$123,094

Interest accrued for the year ended December 31, 2018 were as follows:

Interest accrued on the note bearing 8% interest was $2,000 (2017 - $2,00).

Interest accrued on the note bearing 5% interest was $1,143 (2017 - $1,190).

Interest accrued on the note bearing 12% interest was $2,992 (2017 - $2,992).

Madison Technologies Inc.	Form 10-K - 2018	Page 27

Note 5 Convertible Notes Payable

As at December 31, 2018, there are nine convertible notes payable. Two notes were converted into shares during the year ended December 31, 2017 and two notes were converted into shares during the period ended March 31, 2018. All notes are non-interest bearing, unsecured and payable on demand. The remaining notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	December 31, 2018	December 31, 2017

Convertible at $0.01 debt to 1 common share	$85,000	$110,000
Convertible at $0.005 debt to 1 common share	10,000	20,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	23,490	21,000
Convertible at $0.04 debt to 1 common share	20,000	20,000
	163,490	196,000
Less related party convertible debt at $0.05 debt to 1 common share (Note 6)	(490)
Total convertible debt to third parties	$163,000	$196,000

Note 6 Related Party Advance

In 2008, the President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at October 23, 2018 was $261. The President advanced a further $229 (CAD $300) to cover out of pocket expenditures. On October 23, 2018, the Company entered into a convertible note payable with the President by combining the two advances to the aggregate amount of $490. The note payable is due on demand and may be convertible to common stock of the Company at $0.05 per share. There were no other related party transactions during the period ended December 31, 2018 or the year ended December 31, 2017.

Note 7 Common Stock

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

On June 7, 2004, the Company issued 5,907,000 in consideration of $472 in cash. ($.00008 per share.)

Madison Technologies Inc.	Form 10-K - 2018	Page 28

On June 14, 2001, the Company approved a forward stock split of 5,000:1.

On June 15, 1998, the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of December 31, 2018.

Note 8 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31, 2018	December 31, 2017

Net income (loss) for the year – as restated	$(53,906)	$(53,273)
Statutory and effective tax rates	27.0%	26.0%
Income taxes expenses (recovery) at the effective rate	$(14,555)	$(13,851)
Effect of change in tax rates	(3,417)
Tax benefit not recognized	17,972	13,851
Income tax expense (recovery) and income tax liability (asset)	$-	$-

As at December 31, 2018 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31, 2018	December 31, 2017
Tax loss carried forward	$395,697	$41,791

Deferred tax assets	$106,838	$88,866
valuation allowance	(106,838)	(88,866)
Deferred taxes recognized	$-	$-

The tax losses will expire between 2028 and 2039.

Note 9 Subsequent events

On February 26, 2019 the Company completed a private placement of 400,000 at $0.05 per share for gross proceeds of $20,000. At the date of this report, the shares have not been issued.

On March 13, 2019, the Company completed a private placement of 600,000 at $0.05 per share for gross proceeds of $30,000. At the date of this report, the shares have not been issued.

Madison Technologies Inc.	Form 10-K - 2018	Page 29

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Technologies Inc.	Form 10-K - 2018	Page 30

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2018 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2018, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Madison Technologies Inc.	Form 10-K - 2018	Page 31

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

Joseph Gallo Mr. Gallo (60 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011. Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a “Solid Construction”) that he founded and has run since 1992. In 1986, Mr. Gallo founded JovicPlasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology (“speed indicating light mechanism”). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo’s past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

(b) Identify Significant Employees

Madison has no significant employees other than the sole director and officer of Madison.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Madison to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

(1)	No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)	No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)	No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2018 were met.

Madison Technologies Inc.	Form 10-K - 2018	Page 32

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

As of December 31, 2018, Madison did not have a written audit committee charter or similar document.

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

Madison Technologies Inc.	Form 10-K - 2018	Page 33

Item 11. Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2016.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Joseph Gallo	2018	nil	nil	nil	nil	nil	nil	nil	nil
President	2017	nil	nil	nil	nil	nil	nil	nil	nil
Mar 2018 – present	2016	nil	nil	nil	nil	nil	nil	nil	nil
President
June 2007 – Sep 2014
Secretary/Treasurer
Sep 2011 – Sep 2014
President
Jan 2015 – Sep 2016
Secretary/Treasurer
Jan 2015 – Sep 2016

Thomas Brady	2018	nil	nil	nil	nil	nil	nil	nil	nil
President	2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Sep 2016 – Mar 2018	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

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

Madison Technologies Inc.	Form 10-K - 2018	Page 34

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
	Joseph Gallo
	4448 Patterdale Street
	North Vancouver,
	British Columbia
Common Stock	V7R 4L8 Canada	6,177,000	36.8%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 16,757,565 shares of Common Stock issued and outstanding as of March 30, 2019.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
	Joseph Gallo
	4448 Patterdale Street
	North Vancouver,
	British Columbia
Common Stock	V7R 4L8 Canada	6,177,000	36.8%

	Directors and
Common Stock	Executive Officers (as a group)	6,177,000	36.8%

[1]	Based on 16,757,565 shares of Common Stock issued and outstanding as of March 30, 2019.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison, with the exception that on July 3, 2018, Joseph Gallo and the estate of Thomas Brady entered into a share purchase agreement for the purchase and sale of 3,088,500 shares in the capital of Madison for the purchase price of $3,000.00. For more details, see Exhibit 10.1 – Share Purchase Agreement.

As a result of the purchase and sale of the 3,088,500 shares, there was a change in control in the voting shares of Madison. Joseph Gallo is now the beneficial owner of 36.8% of the issued and outstanding shares of common stock in the capital of Madison and Mr. Brady owns no shares of common stock in the capital of Madison.

Madison Technologies Inc.	Form 10-K - 2018	Page 35

Prior to the purchase and sale of shares, no shareholder beneficially owned 5% or more of the issued and outstanding shares of common stock, with the exception of Mr. Brady, who owned 18.4% of the issued and outstanding shares of common stock in the capital of Madison and Mr. Joseph Gallo, who owned 18.4% of the issued and outstanding shares of common stock in the capital of Madison. For more details, see Exhibit 10.1 – Share Purchase Agreement filed as an Exhibit to Madison’s current report on Form 8-K filed July 9, 2018.

As a result of the purchase and sale of the 3,088,500 shares, there was a change in control in the voting shares of Madison. Joseph Gallo, is now the beneficial owner of 36.8% of the issued and outstanding shares of common stock in the capital of Madison.

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

(b) Promoters and control persons

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of Madison’s business. From June 2007 until July 2011, Joseph Gallo and Steven Cozine were promoters of Madison’s business. From July 2011 until September 2014 Joseph Gallo was the promoter of Madison’s business. From September 2014 until November 2014 Brent Inzer was the promoter of Madison’s business. From November 2014 until Jan 2015 Mr. Frank McEnulty was the promoter of Madison’s business. From January 2015 until September 2016 Mr. Joseph Gallo was the promoter of Madison’s business. From September 2016 until March 2018 Mr. Thomas Brady was the promoter of Madison’s business. Since March 3, 2018 until present Joseph Gallo has been the promoter of Madison’s business, none of these promoters have received anything of value from Madison nor is any person entitled to receive anything of value from Madison for services provided as a promoter of the business of Madison.

Madison Technologies Inc.	Form 10-K - 2018	Page 36

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

2019 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

2018 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2019 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2018 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2018 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2017 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(6) The percentage of hours expended on the principal accountant’s engagement to audit Madison’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Madison Technologies Inc.	Form 10-K - 2018	Page 37

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015, filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.1	Share Purchase Agreement dated July 3, 2018 between Thomas Brady and Joseph Gallo, filed as an Exhibit to Madison’s current report on Form 8-K filed July 9, 2018.	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc., filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Madison Technologies Inc.	Form 10-K - 2018	Page 38

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President
Dated:	April 1, 2019

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

/s/ Joseph Gallo	Member of the Board of Directors	April 1, 2019
Joseph Gallo

Madison Technologies Inc.	Form 10-K - 2018	Page 39