Form 10-Q
period 2019-03-31
Madison Technologies Inc.
filed 2019-05-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2019

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2019
Common Stock - $0.001 par value	16,757.565

Form 10-Q - Q1	Madison Technologies Inc.	Page 2

Form 10-Q - Q1	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

MARCH 31, 2019

(unaudited)

Form 10-Q - Q1	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q1	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

interim Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$23,376	$2,543
Prepaid expenses	12,000	3,000

	35,376	5,543

Intangible asset, at amortized cost License agreement (Note 5)	-	-

Total Assets	$35,376	$5,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,285	$48,169
License fee payable (Note 5)	33,500	33,500
Demand notes and accrued interest payable (Note 6)	128,817	126,498
Convertible notes payable (Note 7)	163,000	163,000
Related party convertible note payable (Note 8)	490	490

TOTAL LIABILITIES	362,092	371,657

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 9)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 16,757,565 shares (Dec 31, 2018 – 16,757,565 shares)	16,757	16,757
Additional Paid in Capital	119,145	119,145
Shares subscribed (Note 9)	80,000	30,000
Accumulated deficit	(542,618)	(532,016)

Total stockholders’ deficit	(326,716)	(366,114)

Total liabilities and stockholders’ deficit	$35,376	$5,543

Note 2 Going concern

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	March 31, 2019	March 31, 2018

Revenues
Sales	$806	$1,576
Cost of sales	(613)	(729)

Gross Margin	193	847

Operating expenses
Amortization expense	-	6,250
General and administrative	9,265	8,462

	9,265	14,712

Loss before other expense	(9,072)	(13,865)

Other items
Interest	(1,530)	(1,538)

Net loss and comprehensive loss	$(10,602)	$(15,403)

Net loss per share -Basic and diluted	$(0.001)	$(0.001)

Average number of shares of common stock outstanding	16,757,565	15,507,565

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2017	12,257,565	$12,257	$88,645	$-	$(478,110)	$(377,208)
Debt converted to shares
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	10,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	30,000
Net loss, March 31, 2017	-	-	-	-	(15,403)	(15,403)

Balance, March 31, 2017	16,757,565	$16,757	$119,145	$30,000	$(493,513)	$(327,611)

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(366,114)
Shares subscribed at $0.05 per share	-	-	-	20,000	-	20,000
Shares subscribed at $0.05 per share	-	-	-	30,000	-	30,000
Net loss, March 31, 2018	-	-	-	-	(10,602)	(10,602)

Balance, March 31, 2018	16,757,565	$16,757	$119,145	$80,000	$(542,618)	$(326,716)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	March 31, 2018	March 31, 2018

Cash Flows from operating activities:
Net loss for the period	$(10,602)	$(15,403)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	-	6,250
Accrued interest on notes payable	1,530	1,538
Foreign exchange on notes payable	789	(850)
Changes in assets and liabilities:
Accounts payable and accruals	(11,884)	(6,163)
Prepaid expenses	(9,000)	(12,000)

Net cash used in operating activities	(29,167)	(26,628)

Cash Flows from financing activities:
Shares subscribed but not issued	50,000	30,000

Net cash provided by financing activities	50,000	30,000

Net increase (decrease) in cash	20,833	3,372

Cash, beginning of period	2,543	3,281

Cash, end of period	$23,376	$6,653

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q - Q1	Madison Technologies Inc.	Page 9

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

March 31, 2019

Note 1	Interim Reporting

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2018 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2019, the Company had not yet achieved profitable operations, had accumulated losses of $542,618 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Form 10-Q - Q1	Madison Technologies Inc.	Page 10

Note 3	Summary of Significant Accounting Policies

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended December 31, 2018.

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

At March 31, 2019, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $50,000.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6	Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	March 31, 2019	December 31, 2018

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	28,298	27,797
	53,298	52,797

Form 10-Q - Q1	Madison Technologies Inc.	Page 11

	March 31, 2019	December 31, 2018

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	22,556	22,059
Accrued interest there on	13,534	12,960
	36,090	35,019

Note payable bearing at 12%	25,000	25,000
Accrued interest there on	14,429	13,682
	39,429	38,682

Total debt and interest payable	$128,817	$126,498

Interest accrued on the note bearing 8% interest was $500 as at Mar 31, 2019 (2018 - $500).

Interest accrued on the note bearing 5% interest was $282 as at Mar 31, 2019 (2018 - $291).

Interest accrued on the note bearing 12% interest was $748 as at Mar 31, 2019 (2018 - $748).

Note 7	Convertible Notes Payable

As at March 31, 2019, there are nine convertible notes payable. Two notes were converted into shares during the year ended December 31, 2017 and two notes were converted into shares during the period ended March 31, 2018. All notes are non-interest bearing, unsecured and payable on demand. The remaining notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	March 31, 2019	December 31, 2018

Convertible at $0.01 debt to 1 common share	$85,000	$85.000
Convertible at $0.005 debt to 1 common share	10,000	10,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	23,490	23,490
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$163,490	$163,490

Form 10-Q - Q1	Madison Technologies Inc.	Page 12

Note 8	Related Party Convertible Note Payable

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at October 23, 2018 was $261. The President advanced a further $229 (CAD $300) to cover out of pocket expenditures. On October 23, 2018, the Company entered into a convertible note payable with the President by combining the two advances to the aggregate amount of $490. The note payable is due on demand and may be convertible to common stock of the Company at $0.05 per share. There were no other related party transactions during the period ended March 31, 2018 or the year ended December 31, 2018. This has been included in Note 7 above.

Note 9	Common Stock

On March 25, 2019, the Company completed a private placement of 600,000 shares of common stock at a per share price of $0.05 for gross proceeds of $30,000. As of the date of this report, the shares have not been issued

On February 14, 2019, the Company completed a private placement of 400,000 shares of common stock at a per share price of $0.05 for gross proceeds of $20,000. As of the date of this report, the shares have not been issued.

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

There are no shares subject to warrants or options as of March 31, 2019.

Form 10-Q - Q1	Madison Technologies Inc.	Page 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2019 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended March 31, 2019.

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

Three months ended March 31, 2019 and March 30, 2018

Our net loss for the three-month period ended March 31, 2019 was $10,602 (2018: $15,403), which consisted of general and administration expenses and amortization. We generated $806 in revenue during three-month period in fiscal 2019 compared to 1,576 during the three-month period in 2018. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and cost of sales related to our online store operations and the amortization of our Tuffy Pack license agreement obligations.

The weighted average number of shares outstanding was 16,757,565 for the three-month period ended March 31, 2019 and 15,507,000 for the three-month period ended March 30, 2018.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2019, Madison had cash of $23,376 and a working capital deficit of $326,716, compared to cash of $2,543 and working capital deficit of $366,114 as at December 31, 2018.

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

Net Cash Used in Operating Activities

Madison used cash of $29,167 in operating activities during the first three months of fiscal 2019 compared to cash used of $26,628 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of an increase in operating expenses.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first three months of fiscal 2019 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $50,000 for the first three months of fiscal 2019, from proceeds of a convertible note payable. Madison generated $30,000 from financing activities during the first three months of fiscal 2018.

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

Payments to be made under Product License Agreement of $50,000. At the date of this filing Madison has paid payments of $16,500 of the $50,000. The company anticipates continued payments will be made under its Product License Agreement of $33,500.

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

Material Commitments for Capital Expenditures

At March 31, 2019 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of March 31, 2019, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company received $50,000 from two investors for 1,000,000 common shares of the Company valued at $0.10 per share. The proceeds from this offering were used for continuing operations.

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

Madison Technologies, Inc.

Dated: May 14, 2019	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)