Form 10-Q
period 2019-06-30
Madison Technologies Inc.
filed 2019-08-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2019

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2019
Common Stock - $0.001 par value	16,757.565

Form 10-Q - Q2	Madison Technologies Inc.	Page 2

Form 10-Q - Q2	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

JUNE 30, 2019

(unaudited)

Form 10-Q - Q2	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q2	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

interim Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$17,281	$2,543
Prepaid expenses	13,059	3,000

	30,340	5,543

Intangible asset, at amortized cost License agreement (Note 5)	-	-

Total Assets	$30,340	$5,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,362	$48,169
License fee payable (Note 5)	33,500	33,500
Demand notes and accrued interest payable (Note 6)	130,902	126,498
Convertible notes payable (Note 7)	163,000	163,000
Related party convertible loan (Note 8)	490	490

TOTAL LIABILITIES – as restated (Note 10)	366,254	371,657

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 9)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 16,757,565 shares (Dec 31, 2018 – 16,757,565 shares)	16,757	16,757
Additional Paid in Capital	119,145	119,145
Shares subscribed (Note 9)	80,000	30,000
Accumulated deficit	(551,816)	(532,016)

Total stockholders’ deficit	(335,914)	(366,114)

Total liabilities and stockholders’ deficit	$30,340	$5,543

Note 2 Going concern

Note 10 Subsequent events

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	month ended	month ended	month ended	month ended
	June 30 2019	June 30 2018	June 30 2019	June 30 2018

Revenues
Sales	$873	$1,546	$1,679	$3,122
Cost of sales	495	957	1,108	1,686

Gross Margin	378	589	571	1,436

Operating expenses
Amortization expense	-	6,250	-	12,500
General and administrative	8,042	6,121	17,307	14,583

	8,042	12,371	17,307	27,083

Loss before other expense	(7,664)	(11,782)	(16,736)	(25,647)

Other items
Interest	(1,534)	(1,535)	(3,064)	(3,073)

Net loss and comprehensive loss	$(9,198)	$(13,317)	$(19,800)	$(28,720)

Net loss per share-Basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.002)

Average number of shares of common stock outstanding	16,757,565	16,757,565	16,757,565	16,136,018

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2017	12,257,565	$12,257	$88,645	$-	$(478,110)	$(377,208)
Debt converted to shares
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	20,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	25,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	30,000
Net loss, March 31, 2018	-	-	-	-	(15,403)	(15,403)

Balance, March 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(493,513)	$(327,611)
Net loss, June 30, 2018	-	-	-	-	(13,317)	(13,317)

Balance, June 30, 2018	16,757,565	$16,757	$119,145	$30,000	$(506,830)	$(340,928)

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(366,114)
Shares subscribed at $0.05 per share	-	-	-	20,000	-	20,000
Shares subscribed at $0.05 per share	-	-	-	30,000	-	30,000
Net loss, March 31, 2019	-	-	-	-	(10,602)	(10,602)

Balance, March 31, 2019	16,757,565	16,757	119,145	80,000	(542,618)	(326,716)
Net loss, June 30, 2019	-	-	-	-	(9,198)	(9,198)

Balance, June 30, 2019	16,757,565	$16,757	$119,145	$80,000	$(551,816)	$(335,914)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(Unaudited)

	For the six	For the six
	Months ended	Months ended
	June 30, 2019	June 30, 2018

Cash Flows from operating activities:
Net loss for the period	$(19,800)	$(28,720)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	-	12,500
Accrued interest on notes payable	3,246	3,073
Foreign exchange on notes payable	1,159	(1,401)
Changes in assets and liabilities:
Accounts payable and accruals	(9,808)	(7,546)
Prepaid expenses	(10,059)	(9,000)

Net cash used in operating activities	(35,262)	(31,094)

Cash Flows from financing activities:
Shares subscribed but not issued	50,000	30,000

Net cash provided by financing activities	50,000	30,000

Net increase (decrease) in cash	14,738	(1,094)

Cash, beginning of period	2,543	3,281

Cash, end of period	$17,281	$2,187

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q - Q2	Madison Technologies Inc.	Page 9

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2019

Note 1 Interim Reporting

While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2018 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2019, the Company had not yet achieved profitable operations, had accumulated losses of $551,816 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

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

At June 30, 2019, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $50,000.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Note 6 Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	June 30, 2019	December 31, 2018

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	28,797	27,797
	53,797	52,797

Form 10-Q - Q2	Madison Technologies Inc.	Page 11

	June 30, 2019	December 31, 2018

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	22,901	22,059
Accrued interest there on	14,027	12,960
	36,928	35,019

Note payable bearing at 12%	25,000	25,000
Accrued interest there on	15,177	13,682
	40,177	38,682

Total debt and interest payable	$130,902	$126,498

Interest accrued on the note bearing 8% interest was $500 as at Mar 31, 2019 (2018 - $500).

Interest accrued on the note bearing 5% interest was $282 as at Mar 31, 2019 (2018 - $291).

Interest accrued on the note bearing 12% interest was $748 as at Mar 31, 2019 (2018 - $748).

Note 7 Convertible Notes Payable

As at June 30, 2019, there are nine convertible notes payable. Two notes were converted into shares during the year ended December 31, 2017 and two notes were converted into shares during the period ended March 31, 2018. All notes are non-interest bearing, unsecured and payable on demand. The remaining notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	June 30, 2019	December 31, 2018

Convertible at $0.01 debt to 1 common share	$85,000	$85.000
Convertible at $0.005 debt to 1 common share	10,000	10,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	23,490	23,490
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$163,490	$163,490

Form 10-Q - Q2	Madison Technologies Inc.	Page 12

Note 8 Related Party Convertible Loan

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at October 23, 2018 was $261. The President advanced a further $229 (CAD $300) to cover out of pocket expenditures. On October 23, 2018, the Company entered into a convertible note payable with the President by combining the two advances to the aggregate amount of $490. The note payable is due on demand and may be convertible to common stock of the Company at $0.05 per share. There were no other related party transactions during the period ended June 30, 2019 or the year ended December 31, 2018. The loan has been included in Note 7 above.

Note 9 Common Stock

On March 25, 2019, the Company completed a private placement of 600,000 shares of common stock at a per share price of $0.05 for gross proceeds of $30,000. Subsequent to June 30, 2019, the shares have been issued.

On February 14, 2019, the Company completed a private placement of 400,000 shares of common stock at a per share price of $0.05 for gross proceeds of $20,000. Subsequent to June 30, 2019, the shares have been issued.

On March 2, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. Subsequent to June 30, 2019, the shares have been issued.

On February 16, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. Subsequent to June 30, 2019, the shares have been issued.

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

There are no shares subject to warrants or options as of June 30, 2019.

Note 10 Subsequent Events

Subsequent to June 30, 2019, the Company issued 300,000 common shares pursuant to private placement subscriptions completed at $0.10 per share for gross proceeds of $30,000. (see Note 9)

The Company issued 1,000,000 common shares pursuant to private placement subscriptions completed at $0.05 per share for gross proceeds of $50,000. (see Note 9)

Form 10-Q - Q2	Madison Technologies Inc.	Page 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of Madison Technologies Inc.’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2019 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended June 30, 2019.

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

Three months ended June 30, 2019 and June 30, 2018

Our operating loss for the three-month period ended June 30, 2019 was $7,664 (2018: $11,782), which consisted of general and administration expenses and amortization. We generated $873 in revenue during the three-month period in fiscal 2019 compared to $1,546 during the three-month period in 2018. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and cost of sales related to our online store operations and the amortization of our Tuffy Pack license agreement obligations.

The weighted average number of shares outstanding was 16,757,565 for the three-month period ended June 30, 2019 and 16,757,565 for the three-month period ended June 30, 2018.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2019, Madison had cash of $17,281 and a working capital deficit of $335,914, compared to cash of $2,543 and working capital deficit of $366,114 as at December 31, 2018.

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

Net Cash Used in Operating Activities

Madison used cash of $35,262 in operating activities during the six month period ended June 30, 2019 compared to cash used of $31,094 in operating activities during the same period in the previous fiscal year. The increase in the operating activities was principally a result of a decrease in accounts payable and accruals and an increase in prepaid expenses.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $50,000 for the six month period ended June 30, 2019 of fiscal 2019, from proceeds of shares subscribed but not yet issued. Madison generated $30,000 from financing activities during the same six months of fiscal 2018.

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

Material Commitments for Capital Expenditures

At June 30, 2019 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of June 30, 2019, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, the Company received $30,000 from two investors for 300,000 common shares of the Company valued at $0.10 per share. The proceeds from this offering were used for continuing operations.

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

Madison Technologies, Inc.

Dated: August 14, 2019	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)