Form 10-Q
period 2019-09-30
Madison Technologies Inc.
filed 2019-11-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2019

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2019
Common Stock - $0.001 par value	18,057,565

Form 10-Q - Q3	Madison Technologies Inc.	Page 2

Form 10-Q - Q3	Madison Technologies Inc.	Page 3

 MADISON TECHNOLOGIES INC.

INTERIM FINANCIAL STATEMENTS

Form 10-Q - Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

interim Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$5,276	$2,543
Prepaid expenses	8,952	3,000

	14,228	5,543

Total Assets	$14,228	$5,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,114	$48,169
License fee payable (Note 5)	33,500	33,500
Demand notes and accrued interest payable (Note 6)	131,876	126,498
Convertible notes payable (Note 7)	163,000	163,000
Related party convertible loan (Note 8)	490	490

TOTAL LIABILITIES	357,980	371,657

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 9)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 18,057,565 shares (Dec 31, 2018 – 16,757,565 shares)	18,057	16,757
Additional Paid in Capital	197,845	119,145
Shares subscribed (Note 9)	-	30,000
Accumulated deficit	(559,654)	(532,016)

Total stockholders’ deficit	(343,752)	(366,114)

Total liabilities and stockholders’ deficit	$14,228	$5,543

Note 2 Going concern

Note 10 Subsequent events

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three	For the nine	For the nine
	month ended	month ended	month ended	month ended
	Sep 30 2019	Sep 30 2018	Sep 30 2019	Sep 30 2018

Revenues
Sales	$1,371	$724	$3,049	$3,846
Cost of sales	471	134	1,578	1,820

Gross Margin	900	590	1,471	2,026

Operating expenses
Amortization expense	-	5,260	-	17,760
General and administrative	7,208	7,469	24,515	22,052

	7,208	12,729	24,515	39,812

Loss before other expense	(6,308)	(12,139)	(23,044)	(37,786)

Other items
Interest	(1,530)	(1,538)	(4,594)	(4,611)

Net loss and comprehensive loss	$(7,838)	$(13,677)	$(27,638)	$(42,397)

Net loss per share-Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)

Average number of shares of common stock outstanding	17,831,478	16,757,565	17,119,470	16,345,477

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

INTERIM StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2017	12,257,565	$12,257	$88,645	$-	$(478,110)	$(377,208)
Debt converted to shares
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	20,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	25,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	30,000
Net loss, March 31, 2018	-	-	-	-	(15,403)	(15,403)

Balance, March 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(493,513)	$(327,611)
Net loss, June 30, 2018	-	-	-	-	(13,317)	(13,317)

Balance, June 30, 2018	16,757,565	$16,757	$119,145	$30,000	$(506,830)	$(340,928)
Net loss, September 30, 2018	-	-	-	-	(13,677)	(13,677)

Balance, September 30, 2018	16,757,565	$16,757	$119,145	$30,000	$(520,507)	$(354,605)

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(366,114)
Shares subscribed at $0.05 per share	-	-	-	20,000	-	20,000
Shares subscribed at $0.05 per share	-	-	-	30,000	-	30,000
Net loss, March 31, 2019	-	-	-	-	(10,602)	(10,602)

Balance, March 31, 2019	16,757,565	16,757	119,145	80,000	(542,618)	(326,716)
Net loss, June 30, 2019	-	-	-	-	(9,198)	(9,198)

Balance, June 30, 2019	16,757,565	$16,757	$119,145	$80,000	$(551,816)	$(335,914)
Shares issued at $0.10 per share	300,000	300	29,700	(30,000)	-	-
Shares issued at $0.05 per share	1,000,000	1,000	49,000	(50,000)	-	-
Net loss, September 30, 2019	-	-	-	-	(7,838)	(7,838)

Balance, September 30, 2019	18,057,565	$18,057	$119,145	$80,000	$(559,654)	$(343,752)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q3	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

INTERIM StatementS of cash flows

(Unaudited)

	For the nine	For the nine
	Months ended	Months ended
	Sep 30, 2019	Sep 30, 2018

Cash Flows from operating activities:
Net loss for the period	$(27,638)	$(42,397)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	-	17,760
Accrued interest on notes payable	4,594	4,611
Foreign exchange on notes payable	784	(846)
Changes in assets and liabilities:
Accounts payable and accruals	(19,055)	(4,351)
Prepaid expenses	(5,952)	(6,000)

Net cash used in operating activities	(47,267)	(31,223)

Cash Flows from financing activities:
Shares issued	80,000	-
Shares subscribed but not issued	(30,000)	30,000

Net cash provided by financing activities	50,000	30,000

Net increase (decrease) in cash	2,733	(1,223)

Cash, beginning of period	2,543	3,281

Cash, end of period	$5,276	$2,058

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q - Q3	Madison Technologies Inc.	Page 9

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

September 30, 2019

Note 1 Interim Reporting

While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2018 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ended December 31, 2019.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2019, the Company had not yet achieved profitable operations, had accumulated losses of $559,654 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Form 10-Q - Q3	Madison Technologies Inc.	Page 10

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

At September 30, 2019, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $50,000.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis. The license was fully amortized as at December 31, 2018.

Note 6 Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	September 30, 2019	December 31, 2018

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	29,297	27,797
	54,297	52,797

	September 30, 2019	December 31, 2018

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	22,556	22,059
Accrued interest there on	14,098	12,960
	36,654	35,019

Form 10-Q - Q3	Madison Technologies Inc.	Page 11

	September 30, 2019	December 31, 2018
Note payable bearing interest at 12%	25,000	25,000
Accrued interest there on	15,925	13,682
	40,925	38,682

Total debt and interest payable	$131,876	$126,498

Interest accrued on the note bearing 8% interest was $1,500 for the nine months ended September 30, 2019 (2018 - $1,500).

Interest accrued on the note bearing 5% interest was $850 for the nine months ended September 30, 2019 (2018 - $867).

Interest accrued on the note bearing 12% interest was $2,244 for the nine months ended September 30, 2019 (2018 - $2,244).

Note 7 Convertible Notes Payable

As at September 30, 2019, there are nine convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	September 30, 2019	December 31, 2018

Convertible at $0.01 debt to 1 common share	$85,000	$85.000
Convertible at $0.005 debt to 1 common share	10,000	10,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	23,490	23,490
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$163,490	$163,490

Note 8 Related Party Convertible Loan

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at October 23, 2018 was $261. The President advanced a further $229 (CAD $300) to cover out of pocket expenditures. On October 23, 2018, the Company entered into a convertible note payable with the President by combining the two advances to the aggregate amount of $490. The note payable is due on demand and may be convertible to common stock of the Company at $0.05 per share. There were no other related party transactions during the period ended September 30, 2019 or the year ended December 31, 2018. The loan has been included in Note 7 above.

Note 9 Common Stock

On March 25, 2019, the Company completed a private placement of 600,000 shares of common stock at a per share price of $0.05 for gross proceeds of $30,000. This was issued during the period ended September 30, 2019.

Form 10-Q - Q3	Madison Technologies Inc.	Page 12

On February 14, 2019, the Company completed a private placement of 400,000 shares of common stock at a per share price of $0.05 for gross proceeds of $20,000. This was issued during the period ended September 30, 2019.

On March 2, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. This was issued during the period ended September 30, 2019.

On February 16, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. This was issued during the period ended September 30, 2019.

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

On June 14, 2001, the Company approved a forward stock split of 5,000:1.

On June 15, 1998, the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of September 30, 2019.

Form 10-Q - Q3	Madison Technologies Inc.	Page 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2019 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the nine months ended September 30, 2019.

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

Form 10-Q - Q3	Madison Technologies Inc.	Page 14

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

Nine months ended September 30, 2019 and September 30, 2018

Our net loss for the nine-month period ended September 30, 2019 was $27,638 (2018: $42,397), which consisted of general and administration expenses and amortization and interest. We generated $3,049 in revenue during nine-month period in fiscal 2019 compared to $3,846 during the nine-month period in 2018. The decrease in expenses in the current fiscal year relate to an elimination of amortization expense as the Tuggy Pack license agreement was fully amortized in fiscal 2018. Otherwise, there was a small increase in general and administrative expenses of $2,463.

The weighted average number of shares outstanding was 17,119,470 for the nine-month period ended September 30, 2019 and 16,345,477 for the nine-month period ended September 30, 2018.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2019, Madison had cash of $5,276 and a working capital deficit of $343,752, compared to cash of $2,543 and working capital deficit of $343,752 as at December 31, 2018.

There are no assurances that Madison will be able to achieve further sales of its common stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue and its business will fail.

Form 10-Q - Q3	Madison Technologies Inc.	Page 15

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

Madison used cash of $47,267 in operating activities during the first nine months of fiscal 2019 compared to cash used of $31,223 in operating activities during the same period in the previous fiscal year. The increase in cash used in operations was mainly due to a larger portion of cash allocated to paying down accounts payable.

Net Cash Provided (Used in) Investing Activities

Madison did not have any investing activities for the nine months ended September 30 in either 2019 or 2018.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $50,000 for the first nine months of fiscal 2019, from proceeds of a convertible note payable. Madison generated 30,000 from financing activities during the first nine months of fiscal 2018.

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

Form 10-Q - Q3	Madison Technologies Inc.	Page 16

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

Material Commitments for Capital Expenditures

At September 30, 2019 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

Form 10-Q - Q3	Madison Technologies Inc.	Page 17

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of September 30, 2019, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our President and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Form 10-Q - Q3	Madison Technologies Inc.	Page 18

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

Form 10-Q - Q3	Madison Technologies Inc.	Page 19

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q - Q3	Madison Technologies Inc.	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: November 15, 2019	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)