Form 10-K
period 2019-12-31
Madison Technologies Inc.
filed 2020-04-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2019

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $519,928.25 ($0.05 X 10,398,565) as of June 30, 2019

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2020
Common Stock - $0.001 par value	18,057,565

Madison Technologies Inc.	Form 10-K - 2019	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2019, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison Technologies Inc.	Form 10-K - 2019	Page 3

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

Madison maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 4448 Patterdale Drive, North Vancouver, BC, V7R 4L8. Madison’s office telephone number is 206-203-0474

Madison has an authorized capital of 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 18,057,565 shares of Common Stock are currently issued and outstanding.

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

Madison Technologies Inc.	Form 10-K - 2019	Page 4

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

● 11 x 14 Ballistic Shield

● 12 x 16 Ballistic Shield

● 12 x 18 Ballistic Shield

Madison Technologies Inc.	Form 10-K - 2019	Page 5

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

Management expects to expand Madison’s sales distribution strategy beginning in May 2020 and to be operational by September 2020, this includes the following components:

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

Madison has also identified several online retailers that are located in either the UK or Europe that supply products that management believes would be in direct competition with Madison’s business. Some of those competitors include, but not limited to, the following:

●	Vestgaurd - a UK based supplies the very best in British manufactured ballistic protection systems for personal and vehicle protection to the public and private sectors.

●	Mars Armor - a Bulgarian company specialized in the manufacture of body armor for protection against bullets, fragments and cold steel.

●	Spycatcher Online - a UK based supplier of specialist surveillance, counter-surveillance and personal protection equipment to the professional and consumer market.

●	Jack Ellis Body Protection - a UK based manufacturer in the personal protection market with clients including - UK and Foreign government organizations, special forces, police, prisons, private security and media.

Madison Technologies Inc.	Form 10-K - 2019	Page 6

Raw Materials and Equipment

Madison does not require raw materials as Madison will purchase all the Licensed Products directly from Tuffy Packs. Madison will require equipment related to online retailing including but not limited to the use of URL’s for its online stores, warehousing facilities (leased on a month to month basis), software systems for inventory control and order fulfillment (leased on a month to month basis)

Principal Suppliers

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

Madison plans to conduct its operations from the office of its president until Madison is in a position to commence and expand operations.

Number of Total Employees and Number of Full Time Employees

Madison does not have any employees other than the directors and officers of Madison.

Madison Technologies Inc.	Form 10-K - 2019	Page 7

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Madison’s Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006. The following table gives the high and low price information for each fiscal quarter Madison’s common stock has been quoted for the last two fiscal years and for the interim period ended March 30, 2020. The price information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Prices(1)
Period ended	High	Low	Source
31 March 2020	$0.100	$0.095	OTC Markets Group Inc.
31 December 2019	$0.188	$0.050	OTC Markets Group Inc.
30 September 2019	$0.050	$0.050	OTC Markets Group Inc.
30 June 2019	$0.095	$0.01	OTC Markets Group Inc.
31 March 2019	$0.100	$0.095	OTC Markets Group Inc.
31 December 2018	$0.101	$0.100	OTC Markets Group Inc.
30 September 2018	$0.150	$0.100	OTC Markets Group Inc.
30 June 2018	$0.200	$0.100	OTC Markets Group Inc.
31 March 2018	$0.180	$0.110	OTC Markets Group Inc.

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

Madison Technologies Inc.	Form 10-K - 2019	Page 8

(b) Holders of Record

Madison has approximately 20 holders of record of Madison’s Common Stock as of December 31, 2019 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

Madison Technologies Inc.	Form 10-K - 2019	Page 9

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

Madison Technologies Inc.	Form 10-K - 2019	Page 10

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

Madison Technologies Inc.	Form 10-K - 2019	Page 11

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

Madison Technologies Inc.	Form 10-K - 2019	Page 12

Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements.

Results of Operation for the Period Ended December 31, 2019

During the fiscal year ended December 31, 2019, we incurred net losses of $42,263, compared to our net losses in fiscal 2017 of $53,906. Our losses in the current fiscal year were lower due to a reduction in amortization expense.

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

Liquidity and Capital Resources

As of December 31, 2019, Madison had total assets of $6,544, and a working capital deficit of $358,377, compared with a working capital deficit of $366,114 as of December 31, 2018. The decrease in the working capital deficit was primarily due to a reduction in accounts payable and accrued liabilities. The assets consisted of $1,366 in cash and $5,178 in prepaid expenses. The liabilities consisted of $33,655 in accounts payable and accrued liabilities ($48,169 in 2018), $33,500 in license fee payable ($33,500 in 2018), $134,276 in notes payable and accrued interest ($126,498 in 2018), $163,000 in convertible notes payable to third parties ($163,000 in 2018), and $490 in convertible notes payable to a related party.

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its plan of operations and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2019, net cash used in operating activities increased to $51,177 compared with $32,967 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $42,263 less non-cash items of interest on the convertible debt of $6,141, a reduction in amortization of license , the increase in accounts payable and accruals. Gain on the foreign exchange on notes payable and the balances in prepaid expenses were factors in increasing the cash used in operations.

Net Cash Used in Investing Activities

The Company did not invest any cash in investing activities in either the year ending December 31, 2019 or 2018.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $50,000 for the fiscal year ended December 31, 2019 as compared with financing activities of $32,290 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from shares issued.

Plan of Operation

Madison’s plan of operation for the next 12 months is to deliver the Licensed Products into the European and UK retail and wholesale markets via the use of online market and fulfillment services including but not limited to Amazon.eu, Redstag and MCS Fulfilment. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Licensed Products, package the Licensed Package as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Madison Technologies Inc.	Form 10-K - 2019	Page 13

Management expects to expand Madison’s sales distribution strategy beginning in May 2020 and to be operational by September 2020, this includes the following components:

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

As at December 31, 2019, Madison had cash of $1,366 and a working capital deficit of $358,360. Accordingly, Madison will require additional financing in the amount of $396,816 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2019.

Madison Technologies Inc.	Form 10-K - 2019	Page 14

Going Concern

The independent auditors’ report accompanying our December 31, 2019 and 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Madison Technologies Inc.	Form 10-K - 2019	Page 15

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

DECEMBER 31, 2019 AND 2018

Madison Technologies Inc.	Form 10-K - 2019	Page 16

K. R. MARGETSON LTD.	Chartered Professional Accountant
#210, 905 West Pender Street	Tel: 604.641.4450
Vancouver BC V6C 1L6	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Technologies Inc.

Opinion on the financial statements

I have audited the accompanying balance sheets of Madison Technologies Inc. as of December 31, 2019 and 2018 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years then ended and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audits, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

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

I have served as the Company’s auditor since 2009

/s/ K. R. MARGETSON LTD

Chartered Professional Accountant Vancouver, BC
Canada
April 14, 2020

Madison Technologies Inc.	Form 10-K - 2019	Page 17

MADISON TECHNOLOGIES INC.

Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$1,366	$2,543
Prepaid expenses	5,178	3,000

	6,544	5,543

Total Assets	$6,544	$5,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,655	$48,169
License fee payable (Note 3)	33,500	33,500
Demand notes and accrued interest payable (Note 4)	134,276	126,498
Convertible notes payable (Note 5)	163,000	163,000
Related party convertible loan (Note 6)	490	490

TOTAL LIABILITIES	364,921	371,657

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 7)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 18,057,565 shares (Dec 31, 2018 – 16,757,565 shares)	18,057	16,757
Additional Paid in Capital	197,845	119,145
Shares subscribed	-	30,000
Accumulated deficit	(574,279)	(532,016)

Total stockholders’ deficit	(358,377)	(366,114)

Total liabilities and stockholders’ deficit	$6,544	$5,543

Note 1 Going concern

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2019	Page 18

MADISON TECHNOLOGIES INC.

STATEMENTS of Operations

	For the twelve	For the twelve
	months ended	months ended
	Dec 31 2019	Dec 31 2018

Revenues
Sales	$4,983	$4,426
Cost of sales	3,081	2,527

Gross Margin	1,902	1,899

Operating expenses
Amortization expense	—	17,760
General and administrative	38,024	31,910

	38,024	49,670

Loss before other expense	(36,122)	(47,771)

Other items
Interest	(6,141)	(6,135)

Net loss and comprehensive loss	$(42,263)	$(53,906)

Net loss per share-Basic and diluted	$(0.002)	$(0.003)

Average number of shares of common stock outstanding	17,462,770	16,449,346

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2019	Page 19

MADISON TECHNOLOGIES INC.

StatementS of stockholders’ DEFICIT

			Additional
	Common		Paid In	Shares		Accumulated
	Shares	Amount	Capital	Subscribed		Deficit	Total

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000		$(532,016)	$(366,114)
Common shares issued for cash
Shares issued at $0.05 per share	1,000,000	1,000	49,000		-	-	50,000
Shares issued at $0.10 per share	300,000	300	29,700	(30,000)		-	-
Net loss for the year	-	-	-	-		(42,263)	(42,263)

Balance, December 31, 2019	18,057,565	$18,057	$197,845	$-		$(574,279)	$(358,377)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2017	12,257,565	$12,257	$88,645	$-	$(478,110)	$(377,208)
Debt converted to common shares
Converted at $0.01 per share	2,500,000	2,500	22,500	-	-	20,000
Converted at $0.005 per share	2,000,000	2,000	8,000	-	-	25,000
Shares subscribed at $0.10 per share	-	-	-	30,000	-	-
Net loss for the year	-	-	-	-	(53,906)	(53,906)

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(386,114)

See Accompanying Notes to the Financial Statements.

Madison Technologies Inc.	Form 10-K - 2019	Page 20

MADISON TECHNOLOGIES INC.

StatementS of cash flows

	For the twelve	For the twelve
	months ended	months ended
	Dec 31, 2019	Dec 31, 2018

Cash Flows from operating activities:
Net loss for the period	$(42,263)	$(53,906)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	-	17,760
Accrued interest on notes payable	6,141	6,135
Foreign exchange on notes payable	1,637	(2,731)
Changes in assets and liabilities:
Accounts payable and accruals	(14,514)	2,775
Prepaid expenses	(2,178)	(3,000)

Net cash used in operating activities	(51,177)	(32,967)

Cash Flows from financing activities:
Proceeds from convertible notes issued	-	2,000
Advances from related party	-	229
Cash received from share issuance	50,000	-
Shares subscribed but not issued	-	30,000

Net cash provided by financing activities	50,000	32,290

Net increase (decrease) in cash	(1,177)	(738)

Cash, beginning of year	2,543	3,281

Cash, end of year	$1,366	$2,543

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-
Convertible note issued for related party advance	$	$490

See Accompanying Notes to the Financial Statements

Madison Technologies Inc.	Form 10-K - 2019	Page 21

MADISON TECHNOLOGIES INC.

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

December 31, 2019

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2019, the Company had not yet achieved profitable operations, had accumulated losses of $574,279 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Note 2 Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

Madison Technologies Inc.	Form 10-K - 2019	Page 22

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2019, the Company did not have any cash equivalents in 2019. (2018 – $nil).

c) Revenue Recognition

In May 2014, the FASB issued guidance on the recognition of Revenue from Contracts with Customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. Revenues for the year ended December 31, 2019 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. Revenue from contracts with customers is generated primarily from selling products online. The customer orders and pays for the products through an online portal. Once the payment goes through, a purchase order is generated and submitted to the supplier. When the supplier ships the products to the customer, revenue is then recognized when the performance obligation is completed.

The Company recognizes revenue when a contract is in place, goods or services are delivered to the purchaser and collectability is reasonably assured.

Madison Technologies Inc.	Form 10-K - 2019	Page 23

d) Basic and Diluted Net Income (Loss) per Share

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

e) Use of Estimates

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

f) Fair Value Measurements

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

Madison Technologies Inc.	Form 10-K - 2019	Page 24

g) Income Taxes

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

h) Impairment of Long-Lived Assets

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

i) Foreign Currency Translation and Transactions

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

j) Intangible Assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with a indefinite useful life shall not be amortized until its useful life is determined to be longer indefinite. An intangible asset subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

Madison Technologies Inc.	Form 10-K - 2019	Page 25

A license agreement has been capitalized and recorded at cost. It will be amortized over the life of the contract, which is two years.

m) Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This new guidance includes several provisions to simplify the accounting for income taxes. The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation, and calculating income taxes in interim periods. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption of this standard is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Also, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of this standard is permitted. The adoption of this guidance will not have a material impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). As the Company has no leases, this pronouncement did not affect the Company’s financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Note 3 License Agreement

The Company entered into an exclusive product license agreement on September 16, 2016 with Tuffy Packs, LLC, a Texas corporation, to sell Ballistic Panels in certain countries, essentially in Europe. The license was for a period of two years unless terminated and may be renewed for successive terms of two years each. The payment terms for the license is as follows:

1.	$10,000 payable within seven days after the effective date;
2.	An additional $15,000 payable within 30 days after the effective date; and
3.	A final payment of $25,000 payable within 90 days of the effective date.

The Company initially recorded an intangible asset and a license fee payable of $50,000.

As at December 31, 2019, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. The Company has fully amortized the intangible asset of $50,000.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

Madison Technologies Inc.	Form 10-K - 2019	Page 26

Note 4 Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	December 31, 2019	December 31, 2018

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	29,797	27,797
	54,797	52,797

	December 31, 2019	December 31, 2018

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	23,077	22,059
Accrued interest there on	14,712	12,960
	37,789	35,019

	December 31, 2019	December 31, 2018
Note payable bearing interest at 12%	25,000	25,000
Accrued interest there on	16,690	13,682
	41,690	38,682

Total debt and interest payable	$134,276	$126,498

Interest accrued on the note bearing 8% interest was $2,000 for the twelve months ended December 31, 2019 (2018 - $2,000).

Interest accrued on the note bearing 5% interest was $1,141 for the twelve months ended December 31, 2019 (2018 - $1,143).

Interest accrued on the note bearing 12% interest was $3,000 for the twelve months ended December 31, 2019 (2018 - $2,992).

Note 5 Convertible Notes Payable

As at December 31, 2019, there are nine convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	December 31, 2019	December 31, 2018

Convertible at $0.01 debt to 1 common share	$85,000	$85.000
Convertible at $0.005 debt to 1 common share	10,000	10,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	23,490	23,490
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$163,490	$163,490

Madison Technologies Inc.	Form 10-K - 2019	Page 27

Note 6 Related Party Convertible Loan

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at October 23, 2018 was $261. The President advanced a further $229 (CAD $300) to cover out of pocket expenditures. On October 23, 2018, the Company entered into a convertible note payable with the President by combining the two advances to the aggregate amount of $490. The note payable is due on demand and may be convertible to common stock of the Company at $0.05 per share. There were no other related party transactions during the period ended December 31, 2019 or the year ended December 31, 2018. The loan has been included in Note 5 above.

Note 7 Common Stock

On March 25, 2019, the Company completed a private placement of 600,000 shares of common stock at a per share price of $0.05 for gross proceeds of $30,000. This was issued during the period ended December 31, 2019.

On February 14, 2019, the Company completed a private placement of 400,000 shares of common stock at a per share price of $0.05 for gross proceeds of $20,000. This was issued during the period ended December 31, 2019.

On March 2, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. The shares were issued on June 16, 2019.

On February 16, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. The shares were issued on June 16, 2019.

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

On June 7, 2004, the Company issued 5,907,000 in consideration of $472 in cash. ($.00008 per share.)

On June 14, 2001, the Company approved a forward stock split of 5,000:1.

Madison Technologies Inc.	Form 10-K - 2019	Page 28

On June 15, 1998, the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of December 31, 2019.

Note 8 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31,	December 31,
	2019	2018
Net loss for the year	$(42,263)	$(53,906)
Statutory and effective tax rates	27.0%	27.0%
Income taxes expenses (recovery) at the effective rate	$(11,406)	$(14,555)
Effect of change in tax rates		(3,417)
Tax benefit not recognized	11,406	17,972
Income tax expense (recovery) and income tax liability (asset)	$-	$-

As at December 31, 2019 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2019	2018
Tax loss carried forward	$437,960	$395,697

Deferred tax assets	$118,244	$106,838
Valuation allowance	(118,244)	(106,838)

Deferred taxes recognized	$-	$-

The tax losses will expire between 2028 and 2039.

Madison Technologies Inc.	Form 10-K - 2019	Page 29

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Technologies Inc.	Form 10-K - 2019	Page 30

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2019 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2019, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Madison Technologies Inc.	Form 10-K - 2019	Page 31

Item 9B. Other Information

As of the date of this report Madison is not current with the required payment schedule per its agreement with Tuffy Packs LLC. As a result of the arrears payments, Madison is no longer the exclusive distributor of the Tuffy Packs product line in The UK and Western Europe.

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

Joseph Gallo Mr. Gallo (61 years old) has been a director and the president of Madison since June 2007 and the CFO, treasurer, and corporate secretary of Madison since September 2011. Mr. Gallo developed his managerial skills while moving up the store managerial ranks with Canada Safeway, Ltd., starting as a clerk in 1977, through service as a Team Leader and becoming an Assistant Store Manager and Store Closer, a position which he held until his resignation in 2006. Since 2006, he has devoted his time to developing his residential construction and rehabilitation business (d/b/a “Solid Construction”) that he founded and has run since 1992. In 1986, Mr. Gallo founded JovicPlasticfacture, to which he assigned the patent for the bicycle brake light that he had invented that incorporated microprocessor technology (“speed indicating light mechanism”). The product was voted the most innovative product of the year by the Vancouver Design Group, was awarded two governmental grants, and the company commercialized the product until 1991. Mr. Gallo’s past experience includes the staking of mineral exploration properties for companies such as US Diamonds Corporation and Atlas Corporation.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2019 were met.

Madison Technologies Inc.	Form 10-K - 2019	Page 32

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

As of December 31, 2019, Madison did not have a written audit committee charter or similar document.

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

Madison Technologies Inc.	Form 10-K - 2019	Page 33

Item 11. Executive Compensation.

Madison has paid no compensation to its named executive officers during its fiscal year ended December 31, 2016.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Joseph Gallo	2019	nil	nil	nil	nil	nil	nil	nil	nil
President	2018	nil	nil	nil	nil	nil	nil	nil	nil
Mar 2018 – present	2016	nil	nil	nil	nil	nil	nil	nil	nil
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

Madison Technologies Inc.	Form 10-K - 2019	Page 34

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
	Joseph Gallo
	4448 Patterdale Street
	North Vancouver,
	British Columbia
Common Stock	V7R 4L8 Canada	6,177,000	34.2%

Common Stock	Edward Johnson #146 – 2998 Robson Drive, Coquitlam, British Columbia V3E 2X6 Canada	1,117,553	6.18%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 18,057,565 shares of Common Stock issued and outstanding as of March 30, 2019.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
	Joseph Gallo
	4448 Patterdale Street
	North Vancouver,
	British Columbia
Common Stock	V7R 4L8 Canada	6,177,000	34.2%

	Directors and
Common Stock	Executive Officers (as a group)	6,177,000	34.2%

[1]	Based on 18,057,565 shares of Common Stock issued and outstanding as of March 30, 2019.

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

As a result of the purchase and sale of the 3,088,500 shares, there was a change in control in the voting shares of Madison. Joseph Gallo is now the beneficial owner of 34.2% of the issued and outstanding shares of common stock in the capital of Madison and Mr. Brady owns no shares of common stock in the capital of Madison.

Madison Technologies Inc.	Form 10-K - 2019	Page 35

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

As a result of the purchase and sale of the 3,088,500 shares, there was a change in control in the voting shares of Madison. Joseph Gallo, is now the beneficial owner of 34.2% of the issued and outstanding shares of common stock in the capital of Madison.

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

Madison Technologies Inc.	Form 10-K - 2019	Page 36

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

Madison Technologies Inc.	Form 10-K - 2019	Page 37

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015, filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.1	Share Purchase Agreement dated July 3, 2018 between Thomas Brady and Joseph Gallo, filed as an Exhibit to Madison’s current report on Form 8-K filed July 9, 2018.	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc., filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Madison Technologies Inc.	Form 10-K - 2019	Page 38

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ Joseph Gallo
Name:	Joseph Gallo
Title:	Director and President
Dated:	April 14, 2020

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

/s/ Joseph Gallo	Member of the Board of Directors	April 14, 2020
Joseph Gallo