Form 10-Q
period 2020-03-31
Madison Technologies Inc.
filed 2020-05-18
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2020

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 14, 2020
Common Stock - $0.001 par value	18,057,565

Form 10-Q - Q1	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

MARCH 31, 2020

(unaudited)

Form 10-Q - Q1	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q1	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$6,862	$1,366
Prepaid expenses	12,738	5,178

	19,600	6,544

Total Assets	$19,600	$6,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,502	$33,655
License fee payable (Note 3)	33,500	33,500
Demand notes and accrued interest payable (Note 4)	132,594	134,276
Convertible notes payable (Note 5)	183,000	163,000
Related party convertible loan (Note 6)	490	490

TOTAL LIABILITIES	385,086	364,921

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 7)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 18,057,565 shares (Dec 31, 2019 – 18,057,565 shares)	18,057	18,057
Additional Paid in Capital	197,845	197,845
Accumulated deficit	(581,388)	(574,279)

Total stockholders’ deficit	(365,486)	(358,377)

Total liabilities and stockholders’ deficit	$19,600	$6,544

Note 2 Going concern

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
	Mar 31, 2020	Mar 31, 2019

Revenues
Sales	$754	$806
Cost of sales	(619)	(613)

Gross Margin	135	193

Operating expenses
General and administrative	5,732	9,265

	5,732	9,265

Loss before other expense	(5,597)	(9,072)

Other items
Interest	(1,512)	(1,530)

Net loss and comprehensive loss	$(7,109)	$(10,602)

Net loss per share-Basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	18,057,565	16,757,565

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

interim StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2019	18,057,565	$18,057	$197,845	$-	$(574,279)	$(358,377)
Net loss for the period	-	-	-	-	(7,109)	(7,109)

Balance, March 31, 2020	18,057,565	$18,057	$197,845	$-	$(581,388)	$(365,486)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(386,114)
Shares subscribed at $0.05 per share	-	-	-	20,000	-	20,000
Shares subscribed at $0.05 per share	-	-	-	30,000	-	30,000
Net loss for the period	-	-	-	-	(10,602)	(10,602)

Balance, March 31, 2019	16,757,565	$16,757	$119,145	$80,000	$(542,618)	$(326,716)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

interim StatementS of cash flows

(unaudited)

	For the three	For the three
	months ended	months ended
	Mar 31 2020	Mar 31 2019

Cash Flows from operating activities:
Net loss for the period	$(7,109)	$(10,602)

Adjustments to reconcile net loss to cash used in operating activities:
Accrued interest on notes payable	1,512	1,530
Foreign exchange on notes payable	(3,304)	789
Changes in assets and liabilities:
Accounts payable and accruals	1,957	(11,884)
Prepaid expenses	(7,560)	(9,000)

Net cash used in operating activities	(14,504)	(29,167)

Cash Flows from financing activities:
Proceeds from note payable	$20,000	$-
Shares subscribed but not issued	-	50,000

Net cash provided by financing activities	20,000	50,000

Net increase (decrease) in cash	5,496	20,833

Cash, beginning of period	1,366	2,543

Cash, end of period	$6,862	$23,376

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q - Q1	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

March 31, 2020

Note 1 Interim Reporting

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2019 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2020, the Company had not yet achieved profitable operations, had accumulated losses of $581,388 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

Form 10-Q - Q1	Madison Technologies Inc.	Page 9

Note 3 Summary of Significant Accounting Policies

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended December 31, 2019.

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

Note 6 Demand Notes and Accrued Interest Payable

The Company has three notes payable. Each note is unsecured and payable on demand.

	March 31, 2020	December 31, 2019

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest there on	30,297	29,797
	55,297	54,797

Form 10-Q - Q1	Madison Technologies Inc.	Page 10

	March 31, 2020	December 31, 2019

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	21,127	23,077
Accrued interest there on	13,732	14,712
	34,859	37,789

	March 31, 2020	December 31, 2019
Note payable bearing interest at 12%	25,000	25,000
Accrued interest there on	17,438	16,690
	42,438	41,690

Total debt and interest payable	$132,594	$134,276

Interest accrued on the note bearing 8% interest was $500 for the three months ended March 31, 2020 (2019 - $500).

Interest accrued on the note bearing 5% interest was $264 for the three months ended March 31, 2020 (2019 - $282).

Interest accrued on the note bearing 12% interest was $748 for the three months ended March 31, 2020 (2019 - $748).

Note 7 Convertible Notes Payable

As at March 31, 2020, there are ten convertible notes payable. All notes are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder at five different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.15 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	March 31, 2020	December 31, 2019

Convertible at $0.01 debt to 1 common share	$85,000	$85.000
Convertible at $0.005 debt to 1 common share	30,000	10,000
Convertible at $0.015 debt to 1 common share	25,000	25,000
Convertible at $0.05 debt to 1 common share	23,490	23,490
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$183,490	$163,490

Note 8 Related Party Convertible Loan

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at October 23, 2018 was $261. The President advanced a further $229 (CAD $300) to cover out of pocket expenditures. On October 23, 2018, the Company entered into a convertible note payable with the President by combining the two advances to the aggregate amount of $490. The note payable is due on demand and may be convertible to common stock of the Company at $0.05 per share. There were no other related party transactions during the period ended March 31, 2020 or the year ended December 31, 2019. The loan has been included in Note 7 above.

Form 10-Q - Q1	Madison Technologies Inc.	Page 11

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

On March 2, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. The shares were issued during the period ended December 31, 2019.

On February 16, 2018, the Company completed a private placement of 150,000 shares of common stock at a per share price of $0.10 for gross proceeds of $15,000. The shares were issued during the period ended December 31, 2019.

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

On June 14, 2001, the Company approved a forward stock split of 5,000:1.

On June 15, 1998, the Company authorized and issued 5,375,000 shares of its common stock in consideration of $430 in cash. ($.00008 per share.)

There are no shares subject to warrants or options as of March 31, 2020.

Form 10-Q - Q1	Madison Technologies Inc.	Page 12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2020 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the three months ended March 31, 2020.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 13

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended March 31, 2020 and March 30, 2019

Our net loss for the three-month period ended March 31, 2020 was $7,109 (2019: $10,602), which consisted of general and administration expenses and amortization. We generated $754 in revenue during three-month period in fiscal 2020 compared to $806 during the three-month period in 2019. The decrease in expenses in the current fiscal year relate to a decrease in both general and administrative expense and cost of sales related to our online store operations and the amortization of our Tuffy Pack license agreement obligations.

The weighted average number of shares outstanding was 18,057,565 for the three-month period ended March 31, 2020 and 16,757,565 for the three-month period ended March 30, 2019.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2020, Madison had cash of $6,862 and a working capital deficit of $365,486, compared to cash of $1,366 and working capital deficit of $358,377 as at December 31, 2019.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 14

Net Cash Used in Operating Activities

Madison used cash of $14,504 in operating activities during the first three months of fiscal 2020 compared to cash used of $29,167 in operating activities during the same period in the previous fiscal year. The reduction in cash used in operating activities was principally a result of paying or not paying accounts that were due.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first three months of fiscal 2020 as compared with cash flow from investing activities of nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities were $20,000 for the first three months of fiscal 2020, from proceeds of a convertible note payable. Madison generated $50,000 from financing activities during the first three months of fiscal 2019.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 15

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

Material Commitments for Capital Expenditures

At March 31, 2020 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of March 31, 2020, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Madison Technologies, Inc.

Dated: May 18, 2020	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)