Form 10-Q
period 2020-06-30
Madison Technologies Inc.
filed 2020-08-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2020

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

n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	MDEX	OTCQB

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2020
Common Stock - $0.001 par value	19,842,565

Form 10-Q - Q2	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

JUNE 30, 2020

(unaudited)

Form 10-Q - Q2	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q2	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$5,015	$1,366
Prepaid expenses	24,000	5,178

	29,015	6,544

Total Assets	$29,015	$6,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,397	$33,655
License fee payable (Note 5)	33,500	33,500
Demand notes and accrued interest payable (Note 6)	-	134,276
Convertible notes and accrued interest payable (Note 6)	153,194	-
Convertible notes payable (Notes 7 and 8)	183,490	163,490

TOTAL LIABILITIES	405,581	364,921

STOCKHOLDERS’ DEFICIIT
Common Stock (Note 9)
Par Value: $0.001
Authorized 500,000,000 shares
Issued and outstanding: 18,057,565 shares (Dec 31, 2019 – 18,057,565 shares)	18,057	18,057
Additional Paid in Capital	197,845	197,845
Accumulated deficit	(592,468)	(574,279)

Total stockholders’ deficit	(376,566)	(358,377)

Total liabilities and stockholders’ deficit	$29,015	$6,544

Note 2 Going concern

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	month ended	month ended	month ended	month ended
	June 30 2020	June 30 2019	June 30 2020	June 30 2019

Revenues
Sales	$199	$873	$954	$1,679
Cost of sales	113	495	732	1,108

Gross Margin	86	378	222	571

Operating expenses
Amortization expense	-	-	-	-
General and administrative	9,606	8,042	15,338	17,307

	9,606	8.042	15,338	17,307

Loss before other expense	(9,520)	(7,664)	(15,116)	(16,736)

Other items
Interest	(1,560)	(1,534)	(3,073)	(3,064)

Net loss and comprehensive loss	$(11,080)	$(9,198)	$(18,189)	$(19,800)

Net loss per share-Basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Average number of shares of common stock outstanding	18,757,565	16,757,565	18,757,565	16,757,565

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

interim StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2019	18,057,565	$18,057	$197,845	$-	$(574,279)	$(358,377)
Net loss for the period	-	-	-	-	(7,109)	(7,109)

Balance, March 31, 2020	18,057,565	$18,057	$197,845	$-	$(581,388)	$(365,486)
Net loss for the period	-	-	-	-	(11,080)	(11,080)

Balance, June 30, 2020	18,057,565	$18,057	$197,845	$-	$(592,468)	$(376,566)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(386,114)
Shares subscribed at $0.05 per share	-	-	-	20,000	-	20,000
Shares subscribed at $0.05 per share	-	-	-	30,000	-	30,000
Net loss for the period	-	-	-	-	(10,602)	(10,602)

Balance, March 31, 2019	16,757,565	$16,757	$119,145	$80,000	$(542,618)	$(326,716)
Net loss for the period	-	-	-	-	(9,198)	(9,198)

Balance, June 30, 2019	16,757,565	$16,757	$119,145	$80,000	$(551,816)	$(335,914)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q - Q2	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

interim StatementS of cash flows

(unaudited)

	For the six	For the six
	Months ended	Months ended
	June 30, 2020	June 30, 2019

Cash Flows from operating activities:
Net loss for the period	$(18,189)	$(19,800)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of license	-	-
Accrued interest on notes payable	3,073	3,064
Foreign exchange on notes payable	(1,655)	1,341
Changes in assets and liabilities:
Accounts payable and accruals	1,742	(9,808)
Prepaid expenses	(18,822)	(10,059)

Net cash used in operating activities	(33,851)	(35,262)

Cash Flows from financing activities:
Proceeds from Note payable	37,500	-
Shares subscribed but not issued	-	50,000

Net cash provided by financing activities	37,500	50,000

Net increase (decrease) in cash	3,649	14,738

Cash, beginning of period	1,366	2,543

Cash, end of period	$5,015	$17,281

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q - Q2	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2020

Note 1 Interim Reporting

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2019 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

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

Subsequent to June 30, 2020, on July 17, 2020, the Company entered into an acquisition agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC of Delaware. Luxurie Legs will transfer all of its rights, title and interest in the License Agreement to the Company in exchange for a controlling interest in the Company represented by newly issued preferred stock. The stakeholders of Luxurie Legs will control the majority voting power of the Company as holders of newly issued shares of preferred stock. The consummation of the acquisition and closing shall take place when all terms and conditions are met and agree in writing by all parties.

Form 10-Q - Q2	Madison Technologies Inc.	Page 9

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2020, the Company had not yet achieved profitable operations, had accumulated losses of $592,469 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 10

Note 6 Convertible Notes and Accrued Interest Payable

The Company has three notes payable that previous to April 2, 2020 were not convertible. On that date the three notes were amended to be convertible into common stock at the discretion of the Holder at $0.05 debt to 1 common share, provided that no such conversion shall result in the Holder holding in excess of 9.99% of the total issued and outstanding common stock of the Company at any time. Each note is unsecured and payable on demand.

	June 30, 2020	December 31, 2019

Note payable bearing interest at 8%	$25,000	$25,000
Accrued interest thereon	30,797	29,797
	55,797	54,797

Note payable bearing interest at 5%
(Debt is Canadian $30,000)	22,059	23,077
Accrued interest thereon	14,613	14,712
	36,673	37,789

Note payable bearing interest at 12%	25,000	25,000
Accrued interest thereon	18,186	16,690
	43,186	41,690

Interest accrued on the note bearing 8% interest was $1,000 for the six months ended June 30, 2020 (2019 - $1,000).

Interest accrued on the note bearing 5% interest was $540 for the six months ended June 30, 2020 (2019 - $568).

Interest accrued on the note bearing 12% interest was $1,496 for the six months ended June 30, 2020 (2019 - $1,496).

As at June 30, 2020, there are two convertible notes payable accruing interest at 10% per annum. Each note is unsecured and payable on the maturity date as noted below. The notes are convertible into common stock at the discretion of the Holder at 50% of the lowest closing bid price for the Company’s common stock during the 30 trading days immediately preceding the date of delivery by Holder to the Company of the Conversion Notice.

Note payable due June 23, 2021	12,500	-
Accrued interest there on	31	-
	12,531	-

Note payable Dec 26, 2020	5,000	-
Accrued interest thereon	7	-
	5,007	-

Total debt and interest payable	$153,194	$134,276

Form 10-Q - Q2	Madison Technologies Inc.	Page 11

Note 7 Convertible Notes Payable

As at June 30, 2020, there are ten convertible notes payable that are non-interest bearing, unsecured and payable on demand. The notes are convertible into common stock at the discretion of the holder at four different conversion rates: $0.01 debt to 1 common share, $0.005 to 1 common share; $0.05 to 1 common share; and $0.04 to 1 common share. As at April 2, 2020, all the convertible notes payable have been amended to include that no such conversion shall result in the Holder holding in excess of 9.99% of the total issued and outstanding common stock of the Company at anytime. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect. A recap of convertible debt outstanding based on conversion rates is as follow:

	June 30, 2020	December 31, 2019

Convertible at $0.01 debt to 1 common share	$85,000	$85.000
Convertible at $0.005 debt to 1 common share	30,000	10,000
Convertible at $0.15 debt to 1 common share*	-	25,000
Convertible at $0.05 debt to 1 common share	48,490	23,490
Convertible at $0.04 debt to 1 common share	20,000	20,000
	$183,490	$163,490

*Effective April 2, 2020, the $25,000 convertible note payable with the conversion price of $0.15 per share was amended to $0.05 per share.

Note 8 Related Party Convertible Loan

In 2008, the current President advanced the Company $561 repayable without interest or any other terms. The unpaid balance as at October 23, 2018 was $261. The President advanced a further $229 (CAD $300) to cover out of pocket expenditures. On October 23, 2018, the Company entered into a convertible note payable with the President by combining the two advances to the aggregate amount of $490. The note payable is due on demand and may be convertible to common stock of the Company at $0.05 per share. There were no other related party transactions during the period ended June 30, 2020 or the year ended December 31, 2019. The loan has been included in Note 7 above.

Note 9 Common Stock

On July 23, 2020, the Company issued 1,785,000 shares of common stock pursuant to a notice of conversion of a note payable of $16,900 at $0.01 per share plus legal fees of $950, totalling $17,850.

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

Form 10-Q - Q2	Madison Technologies Inc.	Page 12

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

There are no shares subject to warrants or options as of June 30, 2020.

Note 10 Subsequent Events

On July 17, 2020, the Company entered into an acquisition agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC of Delaware. Luxurie Legs will transfer all of its rights, title and interest in the License Agreement to the Company in exchange for a controlling interest in the Company represented by newly issued preferred stock. The stakeholders of Luxurie Legs will control the majority voting power of the Company as holders of newly issued shares of preferred stock. The consummation of the acquisition and closing shall take place when all terms and conditions are met and agree in writing by all parties.

On July 23, 2020 the Company converted $16,900 of a note payable plus legal fees of $950 (totalling $17,850) to 1,785,000 common shares at a conversion price of $0.01 per share.

Form 10-Q - Q2	Madison Technologies Inc.	Page 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the six months ended June 30, 2020 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the six months ended June 30, 2020.

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

GENERAL

Madison Technologies Inc. (the “Company”) is a Nevada corporation that was incorporated on June 15, 1998. Madison was initially incorporated under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2015, the Company changed its name to “Madison Technologies Inc.,” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

The company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located 4448 Patterdale Drive, North Vancouver BC, V7R 4L8, CANADA. The company’s office telephone number is (206)-203-0474.

The company is authorized to issue up to 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 19,842,565 shares of Common Stock are currently issued and outstanding as at August 14, 2020.

Form 10-Q - Q2	Madison Technologies Inc.	Page 14

The company has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, merger consolidations or purchase or sale of a significant amount of assets not in the ordinary course of the company’s business, except those disclosed below;

On September 16, 2016 The Company entered into a material definitive agreement with Tuffy Packs, LLC to acquire an exclusive licensing agreement for the distribution of Tuffy Pack’s product line into the United Kingdom and 43 European countries. According to the terms and conditions of the product license agreement the Company will pay an aggregate amount of $50,000 for the exclusive license to distribute Tuffy Packs’ product line. Tuffy Packs manufactures a line of custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bulletproof vests. The ballistic panels conform to the National Institute of Justice (NIJ) Level IIIA threat requirements. Please see Item 1.01 of the Form 8-K filed on September 19, 2016 for information relating to the Product License Agreement as well please see Item 1.01 and Item 2.01 of the Form 8-K filed on September 23, 2016 for information relating to the Product License Agreement and for a description of the Company’s business.

On June 17, 2020, and in connection with the Acquisition, Mr. Jeffrey Canouse was appointed as a member of the Company’s Board of Directors. Mr. Canouse was also appointed to serve as our new Chief Executive Officer, a role which he will assume following the filing of this Quarterly Report, at which time Mr. Gallo shall resign from all officer and director positions with the Company. Until that time, Mr. Gallo shall continue to serve as our Chief Executive Officer and our Board of Directors consists of two directors, Joseph Gallo and Jeffrey Canouse. Please see item 5.02 of the form 8-K filed on July 20, 2020 for information relating to the Appointment of New Director.

Effective July 14, 2020, the Board of Directors of Madison Technologies, Inc. (the “Company”) approved the creation and issuance of 100,000 shares of Series A Convertible Preferred Stock and 100 shares of Series B Super Voting Preferred Stock pursuant to the conditions precedent to closing the Acquisition Agreement with Luxurie Legs, LLC ratified on July 17, 2020, under which the Company acquired the Casa Zeta-Jones Brand License Agreement (the “License Agreement”) from Luxurie Legs, LLC (“Luxurie”). Please see item 3.02 of the form 8-K filed on August 7, 2020 for information relating to the Unregistered Sales of Equity Securities.

On July 17, 2020, The Company Technologies, Inc. (the “Company”) officially ratified an Acquisition Agreement in order to acquire the Casa Zeta-Jones Brand License Agreement (the “License Agreement”) from Luxurie Legs, LLC, a limited liability company organized pursuant to the laws of the State of Delaware (“LUXURIE”), pursuant to which, at the effective time, LUXURIE will transfer all of its right, title and interest in the License Agreement to the Company in exchange for a controlling interest in the Company represented by newly issued preferred stock. Please see item1.01 of the form 8-K filed on July 20, 2020 for information relating to the entry into a material definitive agreement.

On July 28, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation and Certificates of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Convertible Preferred Stock and Series B Super Voting Preferred Stock in the State of Nevada. Please see item 5.03 of the form 8-K filed on August 7, 2020 for information relating to the Amendment to Articles of Incorporation or Bylaws.

Form 10-Q - Q2	Madison Technologies Inc.	Page 15

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

Six months ended June 30, 2020 and June 30, 2019

Our net loss for the six-month period ended June 30, 2020 was $18,189 (2019: $19,800), which consisted of general and administration expenses and amortization. We generated $954 in revenue during six-month period in fiscal 2020 compared to $1,679 during the six-month period in 2019. The decrease in expenses in the current fiscal year relate to an decrease in both general and administrative expense and cost of sales related to our online store operations and the amortization of our Tuffy Pack license agreement obligations.

The weighted average number of shares outstanding was 18,057,565 for the six-month period ended June 30, 2020 and 16,757,565 for the six-month period ended June 30, 2019.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2020, Madison had cash of $5,015 and a working capital deficit of $376.566, compared to cash of $1,366 and working capital deficit of $358,377 as at December 31, 2019.

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

Net Cash Used in Operating Activities

Madison used cash of $33,851 in operating activities during the first six months of fiscal 2020 compared to cash used of $35,262 in operating activities during the same period in the previous fiscal year. The results were essentially the same for both years.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was nil for the first six months of both fiscal 2020 and fiscal 2019.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities of $37,500 for the first six months of fiscal 2020, were from the proceeds of a convertible note payable. Madison generated $50,000 from share subscriptions during the first six months of fiscal 2019.

Plan of Operation

Tuffy Pack License

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

Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC

Our plan of operation is to deliver the Casa Zeta-Jones brand licensed products into the international markets via to be determined marketing and fulfillment services. The Casa Zeta-Jones brand licensed product line will include a custom designed handle and cartridge system, pre-care products, exclusive shaving products and some of the best after care products on the market today.

Form 10-Q - Q2	Madison Technologies Inc.	Page 17

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

Material Commitments for Capital Expenditures

At June 30, 2020 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of June 30, 2020, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

Exhibit	Description	Status
3.3	Certificate of Amendment dated March 9, 2015,filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference	Filed

10.6	Acquisition Agreement, ratified July 17, 2020 and Officers Certificates for Madison Technologies, Inc. and Luxurie Legs, LLC dated July 17, 2020, filed as an exhibit to Madison's Form 8-K filed on July 20, 2020, and incorporated herein by reference.	Filed

10.7	Certificate of Amendment to its Articles of Incorporation and Certificates of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Convertible Preferred Stock and Series B Super Voting Preferred Stock in the State of Nevada, filed as an exhibit to Madison's Form 8-k filed on August 7, 2020 and incorporated herein by reference.	Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q - Q2	Madison Technologies Inc.	Page 21

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: August 14, 2020	By:	/s/ Joseph Gallo
	Name:	Joseph Gallo
	Title:	President
(Principal Executive Officer)