Form 10-Q
period 2020-09-30
Madison Technologies Inc.
filed 2020-11-23
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2020

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________to _______________________

Commission file number 000-51302

madison technologies inc.
(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Vaughan Drive, Suite 200 Alpharetta Georgia	30009
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 23, 2020
Common Stock - $0.001 par value	23,472,565

Form 10-Q – Q3	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q – Q3	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

INTERIM Balance Sheets

(Unaudited)

	September 30, 2020	December 30, 2019
ASSETS

CURRENT ASSETS
Cash	$6,357	$1,366
Prepaid expenses	66,833	5,178
	73,190	6,544
Intangible Assets (Note 5)	328,857	-
Total Assets	$402,047	$6,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued charges	$38,600	$33,655
License fee payable (Note 6)	33,500	33,500
Related party loan (Note 10)	300	-
Demand notes and accrued interest payable (Note 8 and Note 9(e))	20,236	-
Convertible notes and accrued interest payable (Note 9)	380,747	297,766
TOTAL LIABILITIES	473,383	364,921

STOCKHOLDERS’ DEFICIIT
Capital Stock: (Note 11 and 12)
Preferred Shares – 50,000,000 shares authorized, $0.001 par value
Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, 92,999 shares issued and outstanding	$93	$-
Preferred Shares - Series B, $0.001 par value; Super Voting 10,000 shares designated, 10,000 shares issued and outstanding	10	-
Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, none issued	-	-
Common Shares - $0.001 par value; 500,000,000 shares authorized 19,842,565 shares issued and outstanding (Dec 31, 2019 - 18,057,565 shares)	19,842	18,057
Additional Paid in Capital:
Preferred shares Series A	168,023	-
Preferred shares Series B	174,968
Common shares	323,910	197,845
Accumulated deficit	(758,182)	(574,279)
Total stockholders’ deficit	(71,336)	(358,377)
Total liabilities and stockholders’ deficit	$402,047	$6,544

Note 2 Going concern

Note 13 Subsequent events

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

INTERIM STATEMENTS of Operations

(Unaudited)

	For the three	For the three	For the nine	For the nine
	month ended	month ended	month ended	month ended
	Sep 30 2020	Sep 30 2019	Sep 30 2020	Sep 30 2019

Revenues
Sales	$210	$1,371	$1,164	$3,049
Cost of sales	31	471	763	1,578

Gross Margin	179	900	401	1,471

Operating expenses
Amortization expense	20,884	-	20,884	-
Consulting fees	40,000	-	40,000	-
Management fees	10,000	-	10,000	-
Professional fees	27,870	1,640	31,519	5,109
Royalties	41,667	-	41,667	-
General and administrative	6,320	5,568	18,009	19,406

Total operating expenses	146,741	7,208	162,079	24,515

Loss before other expense	(146,562)	(6,308)	(161,678)	(23,044)

Other items
Interest	(4,519)	(1,530)	(7,592)	(4,594)
Amortized interest	(14,633)	-	(14,633)	-

Net loss and comprehensive loss	$(165,714)	$(7,838)	$(183,903)	$(27,638)

Net loss per share-Basic and diluted	$(0.009)	$(0.001)	$(0.010)	$(0.002)

Average number of shares of common stock outstanding	19,396,315	17,831,478	18,507,072	17,119,470

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

interim StatementS of stockholders’ DEFICIT

(Unaudited)

	Number of shares
	Series A	Series B		Series A	Series B		Additional Paid In Capital
	Preferred	Preferred	Common	Preferred	Preferred	Common	Preferred	Preferred		Accumulated
	Shares	Shares	Shares	Amount	Amount	Amount	Series A	Series B	Common	Deficit	Total

Balance, December 31, 2019	-	-	18,057,565	$-	$-	$18,057	$-	$-	$197,845	$(574,279)	$(358,377)
Net loss for the period	-	-	-	-	-	-	-	-	-	(7,109)	(7,109)

Balance, March 31, 2020	-	-	18,057,565	-	-	$18,057	-	-	$197,845	$(581,388)	$(365,486)
Net loss for the period	-	-	-	-	-	-	-	-	-	(11,080)	(11,080)

Balance, June 30, 2020	-	-	18,057,565	-	-	$18,057	-	-	$197,845	$(592,468)	$(376,566)
Conversion of debt at $0.01 per share	-	-	1,690,000	-	-	1,690	-	-	15,210	-	16,900
Issuance of shares for services	-	-	95,000	-	-	95	-	-	855	-	950
Shares issued for license	92,999	10,000	-	93	10	-	168,023	174,968	-	-	343,094
Convertible debt issued	-	-	-	-	-	-	-	-	110,000	-	110,000
Net loss for the period	-	-	-	-	-	-	-	-	-	(165,714)	(165,714)

Balance, September 30, 2020	92,999	10,000	19,842,565	$93	$10	$19,842	$168,023	$174,968	$323,910	$(758,182)	$(71,336)

See Accompanying Notes to the Interim Financial Statements

Form 10-Q – Q3	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

interim StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(366,114)
Shares subscribed at $0.05 per share	-	-	-	20,000	-	20,000
Shares subscribed at $0.05 per share	-	-	-	30,000	-	30,000
Net loss for the period	-	-	-	-	(10,602)	(10,602)

Balance, March 31, 2019	16,757,565	16,757	119,145	80,000	(542,618)	(326,716)
Net loss for the period	-	-	-	-	(9,198)	(9,198)

Balance, June 30, 2019	16,757,565	16,757	119,145	80,000	(551,816)	(335,914)
Shares issued at $0.10 per share	300,000	300	29,700	(30,000)	-	-
Shares issued at $0.05 per share	1,000,000	1,000	49,000	(50,000)	-	-
Net loss, September 30, 2019	-	-	-	-	(7,838)	(7,838)

Balance, September 30, 2019	18,057,565	$18,057	$197,845	$-	$(559,654)	$(343,752)

See Accompanying Notes to the Interim Financial Statements.

Form 10-Q – Q3	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

interim StatementS of cash flows

(unaudited)

	For the nine	For the nine
	Months ended	Months ended
	Sep 30 2020	Sep 30 2019

Cash flows from operating activities:
Net loss for the period	$(183,903)	$(27,638)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	20,884	-
Amortized interest	14,633	-
Accrued interest on notes	7,592	4,594
Foreign exchange on notes payable	(1,108)	784
Services paid with shares	950	-
Changes in assets and liabilities:
Prepaid expenses	(61,655)	-
Accounts payable and accrued charges	4,945	(19,055)
Related party advance	300	(5,952)
Net cash used in operating activities	(197,362)	(47,267)

Cash flows from investing activities:
Brand design	(6,647)	-
Net cash provided by (used in) investing activities	(6,647)	-

Cash flows from financing activities:
Proceeds from note payable	20,000	80,000
Proceeds from convertible notes payable	189,000	-
Shares subscribed but not issued	-	(30,000)
Net cash provided by financing activities	209,000	50,000

Net increase in cash	4,991	2,733
Cash, beginning of period	1,366	2,543
Cash, end of period	$6,357	$5,276

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

See Accompanying Notes to the Interim Financial Statements

Form 10-Q – Q3	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

Note 1 Interim Reporting

While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2019 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ended December 31, 2020.

Note 2 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Markets OTCQB.

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

On September 16, 2016, the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other essentially European countries. The Company sold ballistic panels which are personal body armors, that conform to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy included online and social media marketing, as well as attending various tradeshows and conferences. As the Company failed to make specified payments as required, the agreement was amended to a non-exclusive basis.

Effective December 31, 2016, the Company dissolved its wholly owned subsidiary, Scout Resources Inc. (“Scout”) and assumed all the debt that Scout owed.

On July 17, 2020, the Company entered into an agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC of Delaware. Luxurie Legs transferred all of its rights, title and interest in the License Agreement to the Company in exchange for the Company’s newly issued preferred convertible Series A stock. Upon conversion, the stock could control up to 95% of the outstanding common shares. The agreement also required voting control, represented by newly issued shares of preferred Series B stock, to be issued to an independent person, not affiliated with either the Company or Luxurie Legs.

Form 10-Q – Q3	Madison Technologies Inc.	Page 9

On September 25, 2020, the Company entered into a share exchange agreement to acquire 51% of the common shares of Posto Del Sole Inc., a leading jewelry designer, to further develop the Company’s existing brands and create new designer labels. Posto Del Sole currently offers four jewelry collections covering multiple designs in diamonds, gold and silver, fashion, vintage, bridal and room to expand into areas such as Bespoke, diamond basics and watches. At September 30, 2020, the share exchange had not closed.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2020, the Company had not yet achieved profitable operations, had accumulated losses of $758,182 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances. That said, there is no assurance of additional funding being available.

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

Note 5 Intangible assets

Intangible assets are amortized on a straight-line basis over the term of the Casa Zeta-Jones license, which is 3.5 years.

	Cost	Amortization	Net

Brand design	$6,647	$462	$6,185
License	343,094	20,422	322,672

	$349,741	$20,884	$328,857

Form 10-Q – Q3	Madison Technologies Inc.	Page 10

Note 6 License Agreements

A.	The Company entered into an exclusive product license agreement on September 16, 2016 with Tuffy Packs, LLC, a Texas corporation, to sell Ballistic Panels in certain countries, essentially in Europe. The license was for a period of two years unless terminated and may be renewed for successive terms of two years each. The payment terms for the license is as follows:

1.	$10,000 payable within seven days after the effective date;
2.	An additional $15,000 payable within 30 days after the effective date; and
3.	A final payment of $25,000 payable within 90 days of the effective date.

At December 31, 2018, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $50,000.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

B.	The Company entered into an acquisition agreement with Luxurie Legs, LLC, a Delaware corporation, to acquire the Casa Zeta-Jones Brand license agreement on July 17, 2020. The license agreement, as amended, grants the Company the worldwide rights to promote and sell certain products, and license the rights to manufacture, promote and sell such products under the brand Casa Zeta-Jones and more. (See Form 8K filing dated July 17, 2020, Exhibit 2.1) The license agreement was valued at $343,094 which include the issuance of 92,999 Series A 3% Convertible Preferred Series A shares valued at $168,116 and 10,000 Preferred Series B voting shares valued at $174,978. (see Note 13).

The values were based on the licensor obtaining 95% of the Company’s common shares, whose value was discounted by a 50% factor, given the lightly traded history in its shares.

The Company is subject to the following terms:

a.	A 3 year term as follows:

i.	Year 1: execution – December 31, 2021
ii.	Year 2: January 1, 2022 – December 31, 2022
iii.	Year 3: January 1, 2023 – December 31, 2023

b.	Marketing date November 2020, On Shelf Date February 15, 2021

c.	Royalty payments with a rate of 8%, net of sales

d.	Advance prepayment of $150,000 to be applied against royalties, paid as follows:

i.	$50,000 upon signing (paid)
ii.	$50,000 on July 20, 2020 (paid)
iii.	$50,000 on September 1, 2020 (paid October 16, 2020)

e.	Guaranteed minimum sales and guaranteed minimum royalties:

Year		Guaranteed Minimum Royalties	Guaranteed Minimum Sales

i.	7/17/20 – 12/31/21	$250,000	$3,200,000
ii.	1/1/22 – 12/31/22	$250,000	$3,200,000
iii.	1/1/23 – 12/31/23	$250,000	$3,200,000

f.	The Company to provide the Licensor with 50 gift sets of Licensed Products annually.

Form 10-Q – Q3	Madison Technologies Inc.	Page 11

Note 7 Share Exchange Agreement

The Company entered into a Share Exchange Agreement on September 25, 2020 with Posto Del Sole Inc. a New York corporation, to acquire 51% of the shares Posto Del Sole Inc. and in return, the Company will issue 10,000 Preferred Series C shares. (See Note 13). As part of the agreement, the Company is to provide monthly investments to a total aggregate of $1,000,000 during the twelve month period following the closing. Posto Del Sole Inc. has 60 days from closing to provide the necessary financial statements and notes as required to satisfy regulatory requirements and disclosures. The Share Exchange closed subsequent to September 30, 2020.

Note 8 Note Payable

The Company has one note payable that is accruing interest at 5% per annum. The note is unsecured and matures on June 30, 2021.

	September 30, 2020	December 31, 2019

Note payable bearing interest at 5%	$20,000	$-
Accrued interest thereon	236	-
	$20,236	$-

Note 9 Convertible Notes and Accrued Interest Payable

A summary of the convertible notes and accrued interest payable is as follow:

Face Value	Conversion Rate	Interest rate	Due Date	Accrued Interest	Carrying Value	Sept 30 2020 Total	Dec 31 2019 Total
$10,000	$0.005	-	-	$-	$10,000	$10,000	$10,000
$85,000	$0.010	-	-	-	68,100	68,100	85,000	(a)
$50,000	$0.010	10%	12/21/2020	1,250	50,000	51,250	-	(b)
$5,000	$0.010	10%	12/26/2020	133	5,000	5,133	-	(c)
$7,500	$0.010	10%	6/22/2021	268	7,500	7,768	-	(c)
$20,000	$0.040	-	-	-	20,000	20,000	20,000
$68,490	$0.050	-	-	-	68,490	68,490	48,490	(d)
$25,000	$0.050	12%	-	18,934	25,000	43,934	41,690	(e)
$25,000	$0.050	8%	-	31,297	25,000	56,297	54,797	(e)
$22,388	$0.050	5%	-	15,112	22,388	37,500	37,789	(e)
$110,000	$0.050	10%	Various	1,143	11,133	12,276	-	(f)
				$68,137	$312,611	$380,748	$297,766

All notes are unsecured and, except where specifically noted, are due on demand. Except for notes denoted below under (e), all accrued interest occurred in the nine months ended September 30, 2020. As at April 2, 2020, all the convertible notes payable have been amended to include that no such conversion shall result in the Holder holding in excess of 9.99% of the total issued and outstanding common stock of the Company at any time. The effect that conversion would have on earnings per share has not been disclosed due to the anti-dilutive effect

(a)	On July 23, 2020, $16,900 was converted into 1,690,000 common shares.
(b)	The notes are convertible into common stock at the discretion of the Holder at the lesser of $0.01 or 50% of the lowest closing bid price for the Company’s stock during the 20 days immediately preceding the date of delivery by Holder to the Company of the Conversion Notice.

Form 10-Q – Q3	Madison Technologies Inc.	Page 12

(c)	The notes are convertible into common stock at the discretion of the Holder at 50% of the lowest closing bid price for the Company’s common stock during the 30 trading days immediately preceding the date of delivery by Holder to the Company of the Conversion Notice.
(d)	Included in this debt is $490 due to the former CEO.
(e)	On April 2, 2020, these notes terms were changed from non-convertible to convertible at $0.05 debt to 1 common share. During the nine-month ended September 30, 2020, interest accrued on this debt was $4,564 (2019 - $4,594). For comparative purposes, these amounts previously shown as debt payable as at December 31, 2020, have been reclassified as convertible debt.
(f)	Prior to July 17, 2020, the Company’s stock was very lightly traded, such that at the time convertible debt was issued, the instrument was not readily converted into cash. Accordingly, no portion of the instrument was allocated to equity. However, from that date forward, the Company had significant shares traded, such that any convertible debt subsequently issued could be converted into cash, and a portion or all of the proceeds could be allocated to equity. Based on the intrinsic value of the beneficial conversion feature, as per FASB topic ASC 470-20 Debt with Conversion and other Options, it was determined that all of the value of the notes should be allocated to equity and amortized to interest, based on the due date of the debt. A summary of the balances of each note is as follows:

Allocated to equity	Due date	Amortized as Interest	Accrued Interest at 10%	Total
$20,000	09/30/2021	$835	$66	$901
$30,000	03/21/2021	5,066	469	5,535
$60,000	08/31/2021	5,232	608	5,840
$110,000		$11,133	$1,143	$12,276

Note 10 Related Party

As at September 30, 2020, the President and CEO of the Company is owed $300 for out of pocket expenditures and incurred $10,000 in management fees.

On September 28, 2020, the Company entered into a renewable employment agreement with the President and CEO of the Company. The term is for one year with a base salary of $8,000 per month. Such base salary may be increased by an amount no less than 5% on each anniversary date plus any additional amount as determined by the Company’s board of directors.

The President and CEO of the Company currently holds 10,000 Series B Preferred Super Voting shares which he is entitled to 51% voting rights no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future, such that he shall always have majority voting control of the Company.

Note 11 Common Stock

The following common stock transactions occurred during the nine-month ended September 30, 2020:

On July 23, 2020, the Company issued 1,785,000 shares of common stock pursuant to a notice of conversion of a note payable of $16,900 at $0.01 per share plus legal fees of $950, totaling $17,850.

Form 10-Q – Q3	Madison Technologies Inc.	Page 13

Subsequent to the period end of September 30, 2020, the Company had the following common stock transactions:

On October 27, 2020, the Company issued 1,900,000 shares of common stock pursuant to a notice of partial conversion of a note payable of $9,500 at $0.005 per share.

On October 19, 2020, the Company issued 1,730,000 shares of common stock pursuant to a notice of partial conversion of a note payable of $17,300 at $0.01 per share.

The following common stock transactions occurred in the year ended December 31, 2019:

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

There are no shares subject to warrants or options as of September 30, 2020.

Note 12 Preferred Shares

Series A 3% Convertible Preferred Stock, par value $0.001 with a stated valued of $100 per share

There are 100,000 designated and authorized Series A 3% convertible preferred stock with a 9.99% conversion cap and anti-dilution rights for 24 months from time of issuance. Holders of Series A 3% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 3% per annum on the stated value, payable in additional shares of Series A Preferred Stock. Holders of Series A 3% Convertible Preferred Stock have the right to vote on any matter that may be submitted to the Company’s shareholders for vote, on an as converted basis, either by written consent or by proxy. Each share of Series A 3% Convertible Preferred Stock may be convertible into 3420 shares of Common Stock, or as adjusted to equal the conversion ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the dilution shares, and the denominator shall be 360,000,000. (See Form 8K filing on August 6, 2020, Exhibit 10.3)

Pursuant to the License Agreement on July 17, 2020, 92,999 Series A 3% Convertible Preferred Stock were issued. The Series A 3% Convertible Preferred Stock was valued at $168,116 which equates to 49% of $343,094 (the valuation calculated for the acquisition cost of the Casa Zeta-Jones Brands License Agreement). The acquisition cost was derived using the current market price of $0.04 x 95% of the number of the issued and outstanding shares of the Company at the time (18,057,565) x 50% of the value. (See Note 6).

Series B Super Voting Preferred Stock, par value $0.001

There are 10,000 designated and authorized Series B Super Voting Preferred Stock. Holders with Series B Super Voting Preferred Stock have the right to vote on all shareholder matters equal to 51% of the total vote of common stockholders. The Series B Super Voting Preferred Stock holder is entitled to 51% voting rights no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future, such that the holder of Series B Super Voting Preferred Stock shall always have majority control of the Company. (See Form 8K filing on August 6, 2020, Exhibit 10.3)

Pursuant to the License Agreement on July 17, 2020, 10,000 Series B Super Voting Preferred Stock were issued. The Series B Super Voting Preferred Stock was valued at $174,978 which equates to 51% of $343,094 (the valuation calculated for the acquisition cost of the Casa Zeta-Jones Brands License Agreement) as Series B Super Voting Preferred Stock is entitled to 51% voting rights no matter how many shares of common stock or other voting stock of the Company are issued or outstanding and shall always have the majority control of the Company. (See Note 6)

Form 10-Q – Q3	Madison Technologies Inc.	Page 14

Series C 2% Convertible Preferred Stock, par value $0.001 with a stated value of $100 per share

There are 10,000 designated and authorized Series C 2% convertible preferred stock with a 9.99% conversion cap. Holders of Series C 2% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of 80% of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities nor shall the Company directly or indirectly pay or declare or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Each share of Series C 2% Convertible Preferred Stock may be convertible into 100 shares of Common Stock.

As at September 30, 2020, no Series C Convertible Preferred shares were issued.

Note 13 Subsequent Events

During October 2020, the Company entered into three convertible note payables totaling $160,000, convertible at $0.05 with a rate of 10% per annum that matures on October 31, 2021.

On October 16, 2020, the Company paid the balance of $50,000 towards the advance royalty pursuant to the License Agreement.

On October 19, 2020, the Company issued 1,730,000 shares of common stock pursuant to a notice of partial conversion of a note payable of $17,300 at $0.01 per share.

On October 27, 2020, the Company issued 1,900,000 shares of common stock pursuant to a notice of partial conversion of a note payable of $9,500 at $0.005 per share.

On October 29, 2020, the Company advanced $85,000 towards the investment in Posto Del Sole Inc.

Form 10-Q – Q3	Madison Technologies Inc.	Page 15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of Madison Technologies Inc’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2020 should be read in conjunction with Madison’s unaudited consolidated financial statements and related notes for the nine months ended September 30, 2020.

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

The company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located 240 Vaughan Drive, Alpharetta, Georgia 30009. The company’s office telephone number is (206)-203-0474.

The company is authorized to issue up to 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 23,472,565 shares of Common Stock are currently issued and outstanding as at November 23, 2020.

Form 10-Q – Q3	Madison Technologies Inc.	Page 16

The company has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, merger consolidations or purchase or sale of a significant amount of assets not in the ordinary course of the company’s business, except those disclosed below;

On July 17, 2020, Madison Technologies, Inc. (the “Company”) officially ratified an Acquisition Agreement in order to acquire the Casa Zeta-Jones Brand License Agreement (the “License Agreement”) from Luxurie Legs, LLC, a limited liability company organized pursuant to the laws of the State of Delaware (“LUXURIE”), pursuant to which, at the effective time, LUXURIE will transfer all of its right, title and interest in the License Agreement to the Company in exchange for a controlling interest in the Company represented by newly issued preferred stock. The Company will also assume $65,000 in existing debt owed by LUXURIE, among other conditions, in exchange for a controlling interest in the Company represented by newly issued preferred stock. Please see item 1.01 of the form 8-K filed on July 20, 2020 for information relating to the License Agreement.

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

Nine months ended September 30, 2020 and September 30, 2019

Our net loss for the nine-month period ended September 30, 2020 was $183,903 (2019: $27,638), which consisted of general and administration expenses, management fees, royalties and amortization. We generated $1,164 in revenue during nine-month period in fiscal 2020 compared to $3,049 during the nine-month period in 2019. The increase in expenses in the current fiscal year relate to an increase in both general and administrative expense and management fees related to our online store operations and the amortization of our Casa Zeta-Jones Brand License Agreement obligations.

The weighted average number of shares outstanding was 18,507,072 for the nine-month period ended September 30, 2020 and 17,119,470 for the nine-month period ended September 30, 2019.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2020, Madison had cash of $6,357 and a working capital deficit of $71,336, compared to cash of $1,366 and working capital deficit of $358,377 as at December 31, 2019.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 18

Net Cash Used in Operating Activities

Madison used cash of $197,362 in operating activities during the first nine months of fiscal 2020 compared to cash used of $47,267 in operating activities during the same period in the previous fiscal year.

Net Cash Provided (Used in) Investing Activities

Net cash used in investing activities was $6,647 for the first nine months of fiscal 2020 and nil during the same period in fiscal 2019.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities of $209,000 for the first nine months of fiscal 2020, were from the proceeds of a convertible note payable. Madison generated $50,000 from share subscriptions during the first nine months of fiscal 2019.

Plan of Operation

Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC

Our plan of operation is to deliver the Casa Zeta-Jones brand licensed products into the international markets via to be determined marketing and fulfillment services. The Casa Zeta-Jones brand licensed product line will include razors with a custom designed handle and cartridge system, pre-care products, exclusive shaving products and some of the best after care products on the market today.

Form 10-Q – Q3	Madison Technologies Inc.	Page 19

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

Material Commitments for Capital Expenditures

At September 30, 2020 Madison had an outstanding liability of $33,500 owing to Tuffy Packs LLC for the purchase of the Product Licensing agreement. As of the date of this filing Madison is in arrears $33,500 according to the Product Licensing Agreement. Please see Exhibit 10.5 Product License Agreement dated March 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc.

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

Form 10-Q – Q3	Madison Technologies Inc.	Page 20

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the President and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020.

Based on the evaluation and the identification of the material weaknesses in Madison’s internal control over financial reporting, as described in its Form 10-K for the year ended December 31, 2009, the President and the Chief Accounting Officer concluded that, as of September 30, 2020, Madison’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our President and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Form 10-Q – Q3	Madison Technologies Inc.	Page 21

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

Form 10-Q – Q3	Madison Technologies Inc.	Page 22

ITEM 6. EXHIBITS

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.3	Certificate of Amendment dated March 9, 2015, filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.6	Acquisition Agreement, ratified July 17, 2020 and Officers Certificates for Madison Technologies, Inc. and Luxurie Legs, LLC dated July 17, 2020, filed as an exhibit to Madison’s Form 8-K filed on July 20, 2020, and incorporated herein by reference.	Filed

10.7	Certificate of Amendment to its Articles of Incorporation and Certificates of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Convertible Preferred Stock and Series B Super Voting Preferred Stock in the State of Nevada, filed as an exhibit to Madison’s Form 8-k filed on August 7, 2020 and incorporated herein by reference.	Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-Q – Q3	Madison Technologies Inc.	Page 23

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: November 23, 2020	By:	/s/ Jeffrey Canouse
	Name:	Jeffrey Canouse
	Title:	President
(Principal Executive Officer)