Form 10-K
period 2020-12-31
Madison Technologies Inc.
filed 2021-04-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2020

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ___________ to___________

Commission file number 000-51302

madison Technologies Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	85-2151785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 30th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-339-5888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	OTCQB

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $564,867.37 ($0.0449 X 12,580,565) as of June 30, 2020

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2021
Common Stock - $0.001 par value	23,472,565

Madison Technologies Inc.	Form 10-K - 2020	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2020, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison Technologies Inc.	Form 10-K - 2020	Page 3

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

Effective the fourth quarter of fiscal 2020 Madison abandoned the Tuffy Pack product line to focus on the deployment of the Luxurie Legs line of products

On July 17, 2020, the Company entered into an agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC of Delaware. Luxurie Legs transferred all of its rights, title and interest in the License Agreement to the Company in exchange for the Company’s newly issued preferred convertible Series A stock. See Form 8-K - Current Report filed July 20, 2020 for more details.

On February 16, 2021, Madison Technologies Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.0001 per share (“Sovryn Common Shares”), pursuant to which the Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of the Company which was transferred by Jeffrey Canouse, the Company’s controlling shareholder and existing Chief Executive Officer (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of series E convertible preferred stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the “Equity Exchange”).See Form 8-K – Current Report filed February 23, 2021 for more details

Madison maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 450 Park Avenue, New York, NY, 10022. Madison’s office telephone number is 212-339-5888

Madison has an authorized capital of 500,000,000 shares of Common Stock with a par value of $0.001 per share, of which 23,472,565 shares of Common Stock are currently issued and outstanding.

Madison has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Madison’s business.

Madison Technologies Inc.	Form 10-K - 2020	Page 4

Business of Madison

Casa Zeta-Jones Brand License Agreement;

On July 17, 2020, the Company entered into an agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC of Delaware. Luxurie Legs transferred all of its rights, title and interest in the License Agreement to the Company in exchange for the Company’s newly issued preferred convertible Series A stock.

Product and Services

With its licensing agreement with Casa Zeta-Jones Brand, Madison is currently developing a new luxury shaving regiment exclusively designed and branded for women. The core objective of the brand is to focus on the daily shaving experience and a regiment of luxury products selected by Catherine Zeta-Jones. The product will be an online subscription as a club model format. For an estimate $34.99 monthly reoccurring fee customers will receive a 30 day supply including the following:

-	A weekly exfoliating wash
-	A daily moisturizing pre-shave leg wash
-	A daily super moisturizing luxury shave cream
-	4 – 5 blade self lubricating razor cartridge
-	A luxury razor handle included in the first shipment

Markets

Madison’s sale strategy is to create a sophisticated social media marketing operation that employs online marketing strategies developed by Facebook, Instagram and YouTube to track the behavior of potential customers that are most likely to buy specific products based of their previous and recent purchases.

The operation will also utilize retargeting techniques that place promotional video marketing ads on the news feed of potential customers in real time that have done searches for particular products that align with the ones we are selling.

The creative/marketing team will maintain ongoing market analysis with a key focus on market differentiation. From the onset, they will create a “Casa Zeta-Jones Marketing Roadmap” including everything from software and branding, ecommerce website, loyalty program and email automation to marketing tactics execution and marketing-as-a-service.

Madison will also engage brand influencers and top social media personas in an aggressive strategy to use the power of their social networks to help build and maintain the shave club membership base.

Distribution Methods

Madison distribution method is to deliver the products worldwide via an online sign up process through an e-commerce website. The website will use a subscription based revenue model, and will offer a tier system for subscriptions. Customers will be a able to select from luxury products selected exclusively by Catherne Zeta-Jones.

Once an order is received Madison will outsource the packaging and delivery to fulfillment providers services including but not limited to The Jay Group, ModusLink and Echodata. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Licensed Products, warehouse the Luxurie Legs Products, package the Luxurie Legs Products as per each customer order, and ship the Licensed Products to the customer efficiently and cost effectively.

Madison Technologies Inc.	Form 10-K - 2020	Page 5

Management expects to expand Madison’s sales distribution strategy beginning in May 2021 and to be operational by November 2021, this includes the following components:

1. Initial inventory with an estimated cost of $600,000

2. Social media and online advertising of $50,000

Status of Licensed Products

The Luxerie Legs Products razor handle will be supplied by Shick Edgewell, and the creams will be formulated by a independent formulation laboratory . Madison is currently working with several laboratories to perfect the cream products. Madison anticipates establishing a supply chain that is able to supply up to 200,000 units on an initial order. Management believes this initial order of Luxurie Legs Products will be sufficient for Madison’s anticipated inventory requirements for the first six months.

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

Madison has identified numerous competitors in the women’s shaving market products segment, from a variety of online merchants, and although most offer products similar or the same as Madison, management believes Madison will have a competitive advantage in the ability to fill orders and deliver the Luxurie Legs Products to its customers building on Catherine Zeta-Jones fame and followership to rapidly draw market attention which will develop buyer loyalty.

Madison has also identified several online retailers that supply products that management believes would be in direct competition with Madison’s business. Some of those competitors include, but not limited to, the following:

●	All Girl Shave Club - an online based supplier of high quality, female focused unique shaving and body products, delivered on a bi-monthly subscription model.

●	Oui the People- an online based supplier of premium shaving related products built around a proprietary safety razor focused on the female consumer .

●	Billie - an online supplier women’s shaving and beauty products through a 1, 2 or 3 month reoccuring ordering model.

Madison Technologies Inc.	Form 10-K - 2020	Page 6

Sovryn Holdings, Inc.

On February 16, 2021, Madison Technologies Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock.

Product and Services

Through Sovryn Holdings, Inc., Madison has embarked on an acquisition strategy, rolling-up un-affiliated Class A/LPTV TV stations in the top 100 DMA’s (Designated Market Areas) with a goal of building out a nationwide platform through one or more station acquisitions per DMA. Each licensed TV station can broadcast between 10 and 12 and potentially more revenue “streams” of content (“channels”) over-the-air, 24 hours per day/7 days per week. Management’s strategy is to stage the acquisitions focusing on DMA’s 1-30 and expanding thereafter on DMA’s 31-100, acquiring one station per DMA and building a portfolio of 100 stations within 18-24 months. Management has currently identified and held discussions with a number stations owners, has received FCC approval for the acquisition of KNLA/KNET, a revenue producing Class A television station with coverage of 16mm people in the number 2 DMA in the U.S., Los Angeles, signed letters of intent with 3 other stations in the top 20 and verbal agreements on another 11 key, cash flowing stations in the top 30 markets.

Madison’s objective is to create one the largest, most comprehensive, state of the art, broadcast Over-The-Air (“OTA”) content distribution platforms to capitalize on the changing media and distribution landscape and on the growing OTA viewership in the U.S. The over-the-air programming carried on these stations is initially expected to include entertainment, shopping, weather, sports as well as religious networks and networks targeting select ethnic groups with content lease agreements as the prime source of revenue. Pricing of lease agreements is in part determined by market rank, the signal contour and the number of OTA TV households in a given market, as well as supply and demand.

As the platform is built out, management not only anticipates substantial operational synergies from the roll-up but also an expansion in the revenue base with greater channel utilization and the addition of high-quality third-party content providers that are currently not reaching the “OTA” viewers, which now stands at an estimated 20mm households (44mm people) out of 108mm TV HH’s nationwide.

Station Operations

Madison’s plan is to acquire 50 independent TV stations in the top 30 DMA’s over the next 6-12 months. In addition, Madison expects to grow the station base to 100 tv stations nationwide through additional acquisitions targeting the top 100 DMA’s across the nation, ultimately covering 80% of the population of the U.S. over the next 18-24 months.

Each licensed TV station has the capability of delivering 10+ different revenue “streams” (channels) of content Over-the-Air, 24 hours per day/7 days per week . If converted to the new FCC approved ATSC 3.0 technology, the streaming capacity will increase to 25+ channels or more, giving Sovryn the potential to stream content upon completion of the roll-up to over 2500 channels aggregated over expected 100 stations.

Madison will operate the stations remotely and centrally, eliminating the need for in-market personnel or a studio facility. Remote operations of stations results in significant cost efficiencies. Recent FCC deregulation in TV broadcasting has eliminated the need for full time employees and studio facilities operating Class A and Low Power stations allowing for greater cost efficiency.

New Broadcast TV Technology

In 2017, the FCC approved ATSC 3.0 technology, a next generation broadcast platform that will bring new revenue opportunities to broadcast television. ATSC 3.0 is an enhancement to the previous standard, providing new opportunities such as increased capacity, mobility and addressability allowing for customizable content, viewer measurability, target advertising and internet connectivity. All these features and more will be available on mobile devices allowing for broadcast operators to capitalize on audiences traditionally reserved for telecom operators.

Competitive Conditions

Madison’s broadcast stations will face competition from other free over-the-air television and radio stations, telecommunication companies, cable and satellite providers, print media providers, internet and other emerging technologies. Some of the company’s current and potential competitors have greater resources and access to capital. If Madison needs to obtain additional funding, the company may be not be able to obtain such capital on favorable terms and be forced to delay its development as a result. Furthermore, technological advancements and the resulting increase in programming alternatives may increase competition for household audiences.

Madison Technologies Inc.	Form 10-K - 2020	Page 7

Dependence on Customers

Currently, Madison is not and will not be dependent on one or a few major customers.

Technology and Intellectual Property

Madison does not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

Broadcast licenses are issued by and subject to the jurisdiction of the FCC, pursuant to the Communications Act of 1934. The FCC regulates Madison’s broadcasting business and has the authority to issue, renew, revoke and modify broadcast licenses and impose penalties for the violation of its regulations. The company’s must at often obtain the FCC’s approval to obtain, renew, assign or modify a license, purchase a new station or sell an existing station. The FCC licenses are critical to the operations and we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future if acquired or approve new acquisitions in a timely manner. If licenses are not renewed or acquisitions are not approved, we may lose revenue that we could otherwise have earned and this would have an adverse effect on the overall business and financial condition.

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

Madison plans to conduct its operations from the office of its president until Madison is in a position to commence and expand operations.

Number of Total Employees and Number of Full Time Employees

Other than the directors and officers, Madison has the following employees;

Employee Name	Position
Stuart Sher	Creative Manager

Mr. Sher is the founder of ICON Licensing Group positioned in New York City and has launched and executed successful multimillion dollar licensing and branding platforms for celebrities. Stuart also the founder of Noah’s Ark Miami 1969-1993 a landmark fashion retailer President of criteria recording studios A&R.

Mr. Sher is the creative manager of Madison to oversee and approve overall creative direction of brand, product, packaging, creative assets, brand messaging, new product offerings, new brand opportunities.

Employee Name	Position
Walter Hoelzel	Marketing Manager

Mr. Hoelzel is a business entrepreneur and advertising and marketing expert with a 30 plus year career working extensively in the fields of advertising, marketing and product development. Mr. Hoelzel has developed numerous highly successful private label design programs for companies like J.C. Penney’s, Bloomingdales, Old Navy and American Eagle Outfitters.

Mr. Hoelzel is the marketing manager to oversee all product and packaging development (core and new) - brand development, go-to-market strategy and marketing, brand messaging and creative asset development, marketing, website and social media agencies.

Madison Technologies Inc.	Form 10-K - 2020	Page 8

Item 1A. Risk Factors.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties.

Madison’s executive offices are located at 450 Park Avenue, 30th Floor, New York, NY, 10022.

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

High & Low Prices(1)
Period ended	High	Low	Source
31 March 2020	$0.940	$0.190	OTC Markets Group Inc.
31 December 2020	$1.600	$0.160	OTC Markets Group Inc.
30 September 2020	$0.430	$0.040	OTC Markets Group Inc.
30 June 2020	$0.060	$0.024	OTC Markets Group Inc.
31 March 2020	$0.080	$0.050	OTC Markets Group Inc.
31 December 2019	$0.188	$0.050	OTC Markets Group Inc.
30 September 2019	$0.050	$0.050	OTC Markets Group Inc.
30 June 2019	$0.095	$0.010	OTC Markets Group Inc.
31 March 2019	$0.100	$0.095	OTC Markets Group Inc.

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

Madison Technologies Inc.	Form 10-K - 2020	Page 9

(b) Holders of Record

Madison has approximately 20 holders of record of Madison’s Common Stock as of December 31, 2020 according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by Madison of the number of beneficial owners of Common Stock held in street name. The transfer agent for Madison’s Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

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

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K., with the exception of the following:

June 23, 2020 – Conversion of Promissory Notes

On July 23, 2020, the Company issued 1,785,000 shares of common stock pursuant to the conversion of a note payable of $16,900 at $0.01 per share plus legal fees of $950, totaling $17,850.

For this share issuance, Madison relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. The value of the restricted shares was set by Madison and the lenders as part of the negotiations of the terms and conditions of the convertible promissory notes.

October 28, 2020 – Conversion of Promissory Notes

On October 28, 2020, the Company issued 1,900,000 shares of common stock pursuant to the conversion of a note payable of $9,500 at $0.005 per share.

For this share issuance, Madison relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. The value of the restricted shares was set by Madison and the lenders as part of the negotiations of the terms and conditions of the convertible promissory notes.

Madison Technologies Inc.	Form 10-K - 2020	Page 10

November 2, 2020 – Conversion of Promissory Notes

On November 2, 2020, the Company issued 1,730,000 shares of common stock pursuant the conversion of a note payable of $17,300 at $0.01 per share.

For this share issuance, Madison relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. The value of the restricted shares was set by Madison and the lenders as part of the negotiations of the terms and conditions of the convertible promissory notes.

December 31, 2020 – Issuance of Convertible Promissory Notes

Subsequent to December 31, 2020, the Company issued convertible notes payable totaling $35,000, convertible at $0.05 with a rate of 10% per annum that matures on January 31, 2022.

February 17, 2021 – Issuance of Convertible Promissory Notes

On February 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which we pursuant to which it issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). In connection with the issuance of the Notes, the Company issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of series F convertible preferred stock (the “Series F Preferred Stock”).

The Notes each have a term of thirty-six months and mature on February 17, 2023, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at the Company’s election, any interest payable on an applicable payment date may be paid in registered Common Stock of the Company (rather than cash) in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average VWAP of the Common Stock for the five (5) days immediately preceding the date of conversion.

The Notes are convertible at any time, at the holder’s option, into shares of our common stock equal to the lesser of: (i) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company) and (ii) $1.00, subject to adjustment herein (the “Conversion Price”), subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion Price in effect shall be equal to 75% of the average VWAP of the Common Stock for the five (5) Trading Days on the Trading Market immediately preceding the date of conversion (the Alternative Conversion Price”); provided, however, that the Alternate Conversion Price may not exceed $0.015 per share, as adjusted pursuant to the terms of the Notes. The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The Notes may not be redeemed by the Company.

Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price to (i) 125%, times (ii) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company), subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations.

The Series F Preferred Stock have no voting rights and shall convert into 4.9% of our issued and outstanding shares of common stock on a fully-diluted basis upon Shareholder Approval.

Each of the Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Notes such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.

Madison Technologies Inc.	Form 10-K - 2020	Page 11

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

Effective the fourth quarter of fiscal 2020 Madison abandoned the Tuffy Pack product line to focus on the deployment of the Luxurie Legs line of products

On July 17, 2020, the Company entered into an agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC of Delaware. Luxurie Legs transferred all of its rights, title and interest in the License Agreement to the Company in exchange for the Company’s newly issued preferred convertible Series A stock. See Form 8-K - Current Report filed July 20, 2020 for more details.

On February 16, 2021, Madison Technologies Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.0001 per share (“Sovryn Common Shares”), pursuant to which the Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of the Company which was transferred by Jeffrey Canouse, the Company’s controlling shareholder and existing Chief Executive Officer (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of series E convertible preferred stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the “Equity Exchange”).See Form 8-K – Current Report filed February 23, 2021 for more details

Madison Technologies Inc.	Form 10-K - 2020	Page 12

Results of Operation for the Period Ended December 31, 2020

During the fiscal year ended December 31, 2020, we incurred net losses of $910,163, compared to our net losses in fiscal 2019 of $42,263. Our losses in the current fiscal year were higher due to an increase in amortization expense, operating expenses and consulting fees.

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

Liquidity and Capital Resources

As of December 31, 2020, Madison had total assets of $510,616, and a working capital deficit of $533,548, compared with a working capital deficit of $358,377 as of December 31, 2019. The increase in the working capital deficit was primarily due to an increase in demand notes and interest payable and convertible notes and interest payable. The assets consisted of $9,491 in cash ($1,366 in 2019) and $67,718 in prepaid expenses ($5,718 in 2019). The liabilities consisted of $61,779 in accounts payable and accrued liabilities ($33,655 in 2019), $33,500 in license fee payable ($33,500 in 2019), $20,486 in notes payable and accrued interest, $494,992 in convertible notes payable to third parties ($297,766 in 2019).

There are no assurances that Madison will be able to achieve further sales of its Common Stock or any other form of additional financing. If Madison is unable to achieve the financing necessary to continue its plan of operations, then Madison will not be able to continue its plan of operations and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended December 31, 2020, net cash used in operating activities increased to $489,325 compared with $51,177 for the previous fiscal year. The use of cash was primarily due to a net loss of $910,163 less non-cash items of interest on the convertible debt of $25,134, amortization of intangible assets of $64,687, amortization of interest of $212,769, services of $95,000 and $164 of foreign exchange. Changes in current assets and liabilities of $23,084 also affected cash used.

Net Cash Used in Investing Activities

The Company did not invest any cash in investing activities in either the year ending December 31, 2020 or 2019.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $507,450 for the fiscal year ended December 31, 2020 as compared with financing activities of $50,000 for the previous fiscal year. The net cash provided by financing activities was due to the proceeds from convertible debt issued.

Plan of Operation

Luxurie Legs Products

Madison’s plan of operation for the next 12 months is to deliver the Luxurie Legs Products into the US market via the use of online marketing strategies developed by Facebook, Instagram and Youtube and to use fulfillment services including but not limited to The Jay Group, ModusLink and Echodata. By implementing these companies’ services Madison will be able to establish a reliable supply chain that will receive delivery of the Luxurie Legs Products, warehouse the Luxurie Legs Products, package as per each customer order, and ship the Luxurie Legs Products to the customer efficiently and cost effectively.

Madison Technologies Inc.	Form 10-K - 2020	Page 13

Management expects to expand Madison’s sales distribution strategy beginning in May 2021 and to be operational by November 2021, this includes the following components:

1. Initial inventory with an estimated cost of $600,000

2. Social media and online advertising of $50,000

Madison sales strategy is to develop online exposure through the use of social media marketing and brand influencers and top social media personas in an aggressive strategy to use the power of their social networks to help build and maintain the shave club membership base.

Sovryn Holdings, Inc.

Madison’s plan is to acquire 50 independent TV stations in the top 30 DMA’s over the next 6-12 months. In addition, Madison expects to grow the station base to 100 tv stations nationwide through additional acquisitions targeting the top 100 DMA’s across the nation, ultimately covering 80% of the population of the U.S. over the next 18-24 months.

Each licensed TV station has the capability of delivering 10+ different revenue “streams” (channels) of content Over-the-Air, 24 hours per day/7 days per week . If converted to the new FCC approved ATSC 3.0 technology, the streaming capacity will increase to 25+ channels or more, giving Sovryn the potential to stream content upon completion of the roll-up to over 2500 channels aggregated over expected 100 stations.

Madison will operate the stations remotely and centrally, eliminating the need for in-market personnel or a studio facility. Remote operations of stations results in significant cost efficiencies. Recent FCC deregulation in TV broadcasting has eliminated the need for full time employees and studio facilities operating Class A and Low Power stations allowing for greater cost efficiency.

In addition to the costs associated to Madison’s sales and distribution strategy, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $30,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $360,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Madison’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $15,000 in complying with Madison’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Madison’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC and with SEDAR in Canada.

Madison Technologies Inc.	Form 10-K - 2020	Page 14

As at December 31, 2020, Madison had cash of $9,491 and current liabilities of $610,757. Accordingly, Madison will require additional financing in the amount of $601,266 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Material Commitments for Capital Expenditures

Madison had no contingencies or long-term commitments at December 31, 2020.

Going Concern

The independent auditors’ report accompanying our December 31, 2020 and 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Tabular Disclosure of Contractual Obligations

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Madison Technologies Inc.	Form 10-K - 2020	Page 15

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

Madison Technologies Inc.	Form 10-K - 2020	Page 16

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

DECEMBER 31, 2020 AND 2019

K. R. MARGETSON LTD.	Chartered Professional Accountant
313 East 5th Street	Tel: 604.220.7704
North Vancouver BC, V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Madison Technologies Inc.

Opinion on the financial statements

I have audited the accompanying balance sheets of Madison Technologies Inc. as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements’). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, and has a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. I determined that there are no critical audit matters.

I have served as the Company’s auditor since 2009.

/s/ K. R. Margetson Ltd

Chartered Professional Accountant
North Vancouver, BC
Canada
April 15, 2021

MADISON TECHNOLOGIES INC.

Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash	$9,491	$1,366
Prepaid expenses (Note 6)	67,718	5,178
	77,209	6,544
Intangible Assets – (Note 3)	433,707	-
Total Assets	$510,616	$6,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued charges	$61,779	$33,655
License fee payable (Note 4)	33,500	33,500
Demand notes and accrued interest payable (Note 7)	20,486	-
Convertible notes payable (Note 8)	494,992	297,766
	610,757	364,921

Long term portion of convertible notes and interest payable (Note 8)	57,759	-
Total liabilities	668,516	364,921

STOCKHOLDERS’ DEFICIIT
Capital Stock: (Note 10 and 11)
Preferred Shares – 50,000,000 shares authorized, $0.001 par value
Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, 92,999 shares issued and outstanding	$93	$-
Preferred Shares - Series B, $0.001 par value; Super Voting 100 shares designated, 100 shares issued and outstanding	-	-
Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, none issued	-	-
Common Shares - $0.001 par value; 500,000,000 shares authorized 23,472,565 shares issued and outstanding (Dec 31, 2019 - 18,057,565 shares)	23,472	18,057
Additional Paid in Capital:
Preferred shares Series A	343,001	-
Common shares	959,976	197,845
Accumulated deficit	(1, 484,442 )	(574,279)
Total stockholders’ deficit	(157,900)	(358,377)
Total liabilities and stockholders’ deficit	$510,616	$6,544

Note 1 Going concern

Note 14 Subsequent events

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

STATEMENTS of Operations

	For the	For the
	Year Ended	Year Ended
	Dec 31, 2020	Dec 31 2019

Revenues
Sales	$1,374	$4,983
Cost of sales	796	3,081

Gross Margin	578	1,902

Operating expenses
Amortization	64,687	-
General and administrative	30,314	25,575
Consulting fees	172,750	-
Management fees	34,000	-
Marketing and product development	88,647	-
Professional fees	55,144	12,449
Royalties	62,782	-

Total operating expenses	508,324	38,024

Loss before other expense	(507,746)	(36,122)

Other items
Amortized interest	(212,769)	-
Interest	(24,648)	(6,141)
Write down of investment (Note 5)	(165,000)	-

Net loss and comprehensive loss	$(910,163)	$(42,263)

Net loss per share-Basic and diluted	$(0.047)	$(0.002)

Average number of shares of common stock outstanding	19,453,890	17,462,770

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

StatementS of stockholders’ DEFICIT

	Number of Shares			Amount			Additional Paid In Capital
	Preferred	Preferred		Preferred	Preferred		Preferred		Accumulated
	Series A	Series B	Common	Series A	Series B	Common	Series A	Common	Deficit	Total

Balance, December 31, 2019	-	-	18,057,565	$-	$-	$18,057	$-	$197,845	$(574,279)	$(358,377)
Conversion of debt at $0.01 per share	-	-	3,420,000	-	-	3,420	-	30,780	-	34,200
Issuance of shares for services	-	-	95,000	-	-	95	-	855	-	950
Shares issued for license	92,999	10,000	-	93	-	-	343,001	-	-	343,094
Conversion of debt at $0.005 per share	-	-	1,900,000	-	-	1,900	-	7,600	-	9,500
Equity portion on convertible debt issued	-	-	-	-	-	-	-	722,896	-	722,896
Net loss for the year	-	-	-	-	-	-	-	-	(910,163)	(910,163)

Balance, December 31, 2020	92,999	10,000	23,472,565	$93	$-	$23,472	$343,001	$959,976	$(1,484,442)	$(157,900)

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

StatementS of stockholders’ DEFICIT

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2018	16,757,565	$16,757	$119,145	$30,000	$(532,016)	$(366,114)
Common shares issued for cash
Shares issued at $0.05 per share	1,000,000	1,000	49,000	-	-	50,000
Shares issued at $0.10 per share	300,000	300	29,700	(30,000)	-	-
Net loss for the year	-	-	-	-	(42,263)	(42,263)

Balance, December 31, 2019	18,057,565	$18,057	$197,845	$-	$(574,279)	$(358,377)

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

StatementS of cash flows

	For the	For the
	Year Ended	Year Ended
	Dec 31, 2020	Dec 31, 2019

Cash flows from operating activities:
Net loss for the year	$(910,163)	$(42,263)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	64,687	-
Amortized interest	212,769	-
Accrued interest on notes payable	25,134	6,141
Foreign exchange on notes payable	164	1,637
Demand note issued for services	20,000	-
Convertible notes issued for services	75,000	-
Changes in current assets and liabilities:
Prepaid expenses	(5,040)	(2,178)
Accounts payable and accrued charges	28,124	(14,514)
Net cash used in operating activities	(489,325)	(51,177)

Cash flows from investing activities:
Website	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Proceeds from convertible notes issued	506,500	-
Fees incurred in debt conversion	950	-
Cash received from share issuance	-	50,000
Net cash provided by financing activities	507,450	50,000

Net increase in cash	8,125	(1,177)
Cash, beginning of year	1,366	2,543
Cash, end of year	$9,491	$1,366

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

The following is information pertaining to the year ended December 31, 2020:

(1)	In the transaction wherein the Company was assigned the Casa Zeta- Jones License, $45,000 of debt assumed and $100,000 of costs incurred were secured with convertible notes.

(2)	$50,000 of prepaid royalty fees were secured with convertible notes.

(3)	A retainer for legal fees for $12,500 was secured with a convertible note. During the year, legal fees of $5,000 were incurred and paid for in cash, which reduced both amount of the retainer and the balance owing on the convertible note.

(4)	Convertible debt of $44,650 was converted into 5,415,000 shares of common stock.

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020

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

On September 16, 2016, the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other essentially European countries. The Company Soled ballistic panels which are personal body armors, that conform to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy included online and social media marketing, as well as attending various tradeshows and conferences. As the Company failed to make specified payments as required, the agreement was amended to a non-exclusive basis.

On July 17, 2020, the Company entered into an acquisition agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC of Delaware (“Luxurie”). Luxurie transferred all its rights, title and interest in the License Agreement to the Company in exchange for the Company’s newly issued preferred convertible Series A stock. Upon conversion, the stock could control up to 95% of the outstanding common shares. The agreement also required voting control, represented by newly issued shares of super voting preferred Series B stock.

On September 28, 2020, the Company entered into a share exchange agreement to acquire 51% interest of Posto Del Sole Inc., a jewelry designer company to further develop the Company’s existing brands and create new designer labels. The title and rights will be transferred when all the terms and conditions in the Securities Exchange Agreement are met. At December 31, 2020, the share exchange had not closed and advances made to Posto Del Sole Inc. were expensed.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2020, the Company had not yet achieved profitable operations, had a working capital deficit $533,548, had accumulated losses of $1,484,442 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Subsequent to the year-end, the Company entered into a number of agreements that provide financing in amounts greater than $16.5 million. That said, there is no assurance that the businesses being funded by this additional debt will ultimately be successful.

Note 2 Summary of Significant Accounting Policies

a) Year end

The Company has elected a December 31st fiscal year end.

b) Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2020, the Company did not have any cash equivalents. (2019 – $nil).

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. Revenues for the year ended December 31, 2020 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. Revenue from contracts with customers is generated primarily from selling products online. The customer orders and pays for the products through an online portal. Once the payment goes through, a purchase order is generated and submitted to the supplier. When the supplier ships the products to the customer, revenue is then recognized when the performance obligation is completed.

The Company recognizes revenue when a contract is in place, goods or services are delivered to the purchaser and collectability is reasonably assured.

d) Basic and Diluted Net Loss per Share

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

f) Fair Value Measurements

The Company follows FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

The carrying value of the Company’s financial instruments including cash, accounts payable and accrued liabilities, license fee payable, demand notes and interest payable and convertible notes payable approximate their fair value due to the short maturities of these financial instruments.

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

h) Intangible Assets

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

License agreements have been capitalized, recorded at cost and amortized over the life of the contracts. Website costs have been capitalized and will be subject to amortization once the website is operational. They will be amortized over the life of the license to which it supports.

i) Recent Accounting Standards

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This new guidance requires a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Also, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Note 3 Intangible assets

Intangible assets are amortized on a straight-line basis over the terms of the license agreements.

	Cost	Amortization	Net
Tuffy Packs, LLC License	$50,000	$50,000	$-
Website for Casa-Zeta Jones Brand	$10,000	$-	$10,000
Casa Zeta-Jones Brand License	$488,094	$64,687	$423,407
	$548,094	$94,687	$433,407

Note 4 License Agreements

A.	The Company entered into an exclusive product license agreement on September 16, 2016 with Tuffy Packs, LLC, a Texas corporation, to sell Ballistic Panels in certain countries, essentially in Europe. The license was for a period of two years and may be renewed for successive terms of two years each. The payment terms for the license was as follows:

1.	$10,000 payable within seven days after the effective date;
2.	An additional $15,000 payable within 30 days after the effective date; and
3.	A final payment of $25,000 payable within 90 days of the effective date.

At December 31, 2018, the Company had paid $16,500 to the Licensor, leaving an unpaid balance of $33,500. To date, the Company has recorded a total license amortization of $50,000, which fully amortizes the license.

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis.

B.	On July 17, 2020, the Company entered into an acquisition agreement with Luxurie Legs, LLC, a Delaware corporation, to acquire the Casa Zeta-Jones Brand license agreement. The license agreement, as amended, grants the Company the worldwide rights to promote and sell certain products, and license the rights to manufacture, promote and sell such products under the brand Casa Zeta-Jones and more. The license agreement purchase included the issuance of 92,999 Series A 3% Convertible Preferred Series A shares valued at $343,094, 10,000 Preferred Series B voting shares valued at $nil, the assumption of $45,000 in debt and costs incurred of $100,000.

The values were based on the licensor obtaining 95% of the Company’s common shares, whose value was discounted by a 50% factor, given the lightly traded history in its shares.

The Company is subject to the following terms:

a.	A 3.5 year term as follows:

i.	Year 1: execution – December 31, 2021
ii.	Year 2: January 1, 2022 – December 31, 2022
iii.	Year 3: January 1, 2023 – December 31, 2023

b.	Marketing date November 2020, On Shelf Date February 15, 2021.

c.	Royalty payments with a rate of 8%, net of sales, subject to guaranteed minimums noted below.

d.	Advance prepayment of $150,000 to be applied against royalties, paid as follows:

i.	$50,000 upon signing (paid)
ii.	$50,000 on July 20, 2020 (paid)
iii.	$50,000 on September 1, 2020 (paid)

e.	Guaranteed minimum sales and guaranteed minimum royalties:

Year		Guaranteed Minimum Royalties	Guaranteed Minimum Sales

i.	7/17/20 – 12/31/21	$250,000	$3,200,000
ii.	1/1/22 – 12/31/22	$250,000	$3,200,000
iii.	1/1/23 – 12/31/23	$250,000	$3,200,000

f.	The Company to provide the Licensor with 50 gift sets of Licensed Products annually.

Note 5 Securities Exchange Agreement

The Company entered into a Securities Exchange Agreement on September 25, 2020 with Posto Del Sole Inc. (“PDS”) a New York corporation, to acquire 51% of the shares of PDS and in return, the Company will issue 10,000 Preferred Series C shares. (See Note 11). As part of the agreement, the Company is to provide monthly investments to a total aggregate of $1,000,000 during the twelve-month period following the closing. PDS has 60 days from closing to provide the necessary financial statements and notes in order to satisfy regulatory requirements and disclosures. As at December 31, 2020 PDS had not provided any such information, the Securities Exchange Agreement had not closed and as a result, the Company wrote off advances of $165,000 that were made to PDS in anticipation of closing.

Note 6 Prepaid Expenses

The Company has the following in prepaid expenses:

	December 31, 2020	December 31, 2019

Advances for service fees	$3,000	$5,178
Advance for legal fees	7,500	-
Advances for management fees	20,000	-
Advance for royalties	37,218	-
	$67,718	$5,178

Note 7 Note Payable

The Company has one note payable that is accruing interest at 5% per annum. The note is unsecured and matures on June 30, 2021.

	December 31, 2020	December 31, 2019

Note payable bearing interest at 5%	$20,000	$-
Accrued interest thereon	486	-
	$20,486	$-

Note 8 Convertible Notes and Accrued Interest Payable

A summary of the convertible notes and accrued interest payable is as follow:

Face Value	Conversion Rate		Interest rate	Due Date	Accrued Interest	Carrying Value	Dec 31 2020 Total	Dec 31 2019 Total
$10,000		$0.005	-	-	$-	$500	$500	$10,000	(a)
$85,000		$0.01	-	-	-	50,800	50,800	85,000	(b)
$50,000		$0.01	10%	05/01/2022	2,500	50,000	52,500	-	(c)
$5,000		$0.01	10%	05/01/2022	259	5,000	5,259	-	(d)
$12,500		$0.01	10%	6/23/2021	457	7,500	7,957	-	(d)
$20,000		$0.04	-	-	-	20,000	20,000	20,000
$68,490		$0.05	-	-	-	68,490	68,490	48,490	(e)
$25,000		$0.05	12%	-	19,682	25,000	44,682	41,690	(f)
$25,000		$0.05	8%	-	31,797	25,000	56,797	54,797	(f)
$23,438		$0.05	5%	-	16,113	23,438	39,551	37,789	(f)
$649,000		$0.05	10%	Various	13,931	140,513	154,444	-	(g)
$75,000	$		10%	Various	911	50,860	51,771	-	(h)
					$85,650	$467,101	$552,751	$297,766
	Less long-term portion						57,759	-
	Current portion						$494,992	$297,766

All notes are unsecured and, except where specifically noted, are due on demand. Except for notes denoted below under (e), all accrued interest occurred in the twelve months ended December 31, 2020. No conversion shall result in the Holder holding in excess of 9.99% of the total issued and outstanding common stock of the Company at any time.

(a)	On October 28, 2020, $9,500 was converted into 1,900,000 common shares.
(b)	On July 23, 2020, $16,900 in debt and $950 in costs were converted into 1,785,000 common shares and on November 2, 2020, $17,300 was converted into 1,730,000 common shares.
(c)	The notes are convertible into common stock at the discretion of the Holder at the lesser of $0.01 or 50% of the lowest closing bid price for the Company’s stock during the 20 immediately preceding the date of delivery by Holder to the Company of the Conversion Notice.

(d)	The notes are convertible into common stock at the discretion of the Holder at 50% of the lowest closing bid price for the Company’s common stock during the 30 trading days immediately preceding the date of delivery by Holder to the Company of the Conversion Notice.
(e)	Included in this debt is $490 due to the former CEO.
(f)	On April 2, 2020, these notes terms were changed from non-convertible to convertible at $0.05 debt to 1 common share. They were also amended to include the above noted clause with respect to holding less than 9.99% of the issued and outstanding common stock. During the year ended December 31, 2020, interest accrued on this debt was $6,164 (2019 - $6,146). For comparative purposes, these amounts previously shown as debt payable as at December 31, 2019, have been reclassified as convertible debt.
(g)	Based on the intrinsic value of the beneficial conversion feature, as per FASB topic ASC 470-20 Debt with Conversion and other Options, it was determined that all of the value of the following notes issued during the year ended December 31, 2020 should be allocated to equity and amortized to interest, based on the due date of the debt. A summary of the balances is as follows:

Allocated to		Amortized	Accrued
Equity	Due Date	as interest	at 10%	Total
$30,000	03-31-2021	$18,651	$1,258	$19,909
100,000	07-20-2021	43,752	4,493	48,245
60,000	08-31-2021	20,232	2,121	22,353
20,000	09-30-2021	5,344	570	5,914
60,000	10-31-2021	11,826	1,282	13,108
50,000	10-31-2021	8,582	890	9,472
50,000	10-31-2021	8,582	890	9,472
10,000	11-04-2021	1,474	153	1,627
110,000	11-18-2021	12,354	1,266	13,620
55,000	11-19-2021	6,160	633	6,793
27,000	12-31-2021	1,336	148	1,484
27,000	12-31-2021	1,336	148	1,484
20,000	12-31-2021	696	71	767
30,000	12-31-2021	188	8	196
$649,000		$140,513	$13,931	$154,444

(h)	Based on the intrinsic value of the beneficial conversion feature, as per FASB topic ASC 470-20 Debt with Conversion and other Options, it was determined that a portion of the value of the following notes issued during the year ended December 31, 2020 should be allocated to equity and amortized to interest, based on the due date of the debt. These notes are convertible into common stock at the discretion of the Holder at 70% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding the date of delivery by Holder to the Company of the Conversion Notice. The face value of each note is $25,000 and a summary of the balances is as follows:

Allocated to equity	Due date	Amortized as Interest	Accrued Interest at 10%	Total
$10,714	07-31-2021	$2,772	$514	$17,572
10,714	08-31-2021	1,618	301	16,205
7,468	09-30-2021	366	96	17,994
$28,896		$4,756	$911	$51,771

Note 9 Related Party

On September 28, 2020, the Company entered into a renewable employment agreement with the President and CEO of the Company as described in Note 12, Commitments.

The President and CEO of the Company currently holds 100 Series B Preferred Super Voting shares which he is entitled to 51% voting rights no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future, such that he shall always have majority voting control of the Company.

Note 10 Common Stock

The following common stock transactions occurred during the year ended December 31, 2020:

On July 23, 2020, the Company issued 1,785,000 shares of common stock pursuant to the conversion of a note payable of $16,900 at $0.01 per share plus legal fees of $950, totaling $17,850.

On October 28, 2020, the Company issued 1,900,000 shares of common stock pursuant to the conversion of a note payable of $9,500 at $0.005 per share.

On November 2, 2020, the Company issued 1,730,000 shares of common stock pursuant the conversion of a note payable of $17,300 at $0.01 per share.

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

There are no shares subject to warrants or options as of December 31, 2020.

Note 11 Preferred Shares

Series A 3% Convertible Preferred Stock, par value $0.001 with a stated valued of $100 per share

There are 100,000 designated and authorized Series A 3% convertible preferred stock with a 9.99% conversion cap and anti-dilution rights for 24 months from time of issuance. Holders of Series A 3% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 3% per annum on the stated value, payable in additional shares of Series A Preferred Stock. Holders of Series A 3% Convertible Preferred Stock have the right to vote on any matter that may be submitted to the Company’s shareholders for vote, on an as converted basis, either by written consent or by proxy. Each share of Series A 3% Convertible Preferred Stock may be convertible into 3420 shares of Common Stock, or as adjusted to equal the conversion ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the dilution shares, and the denominator shall be 360,000,000. (See Form 8K filing on August 6, 2020, Exhibit 10.3)

On July 17, 2020, 92,999 Series A 3% Convertible Preferred Stock were issued pursuant to the License Agreement at a value of $343,094 The acquisition cost was derived using the current market price of $0.04 x 95% of the number of the issued and outstanding shares of the Company at the time (18,057,565) x 50% of the value. (See Note 4).

As at December 31, 2020, there were unpaid and accrued dividends of $703.

Series B Super Voting Preferred Stock, par value $0.001

There are 100 designated and authorized Series B Super Voting Preferred Stock. Holders with Series B Super Voting Preferred Stock have the right to vote on all shareholder matters equal to 51% of the total vote of common stockholders. The Series B Super Voting Preferred Stockholder is entitled to 51% voting rights no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future, such that the holder of Series B Super Voting Preferred Stock shall always have majority control of the Company.

On July 17, 2020, 100 Series B Super Voting Preferred Stock were issued pursuant to the License Agreement. The Series B Super Voting Preferred Stock was valued at par at $Nil. Although the Series B Super Voting Preferred Stock is entitled to 51% voting rights as described above, the stock has no dividend rate nor a conversion feature. Furthermore, the shares were not issued to the investors but rather were granted to new unrelated management.

Series C 2% Convertible Preferred Stock, par value $0.001 with a stated value of $100 per share

There are 10,000 designated and authorized Series C 2% convertible preferred stock with a 9.99% conversion cap. Holders of Series C 2% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of 80% of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities nor shall the Company directly or indirectly pay or declare or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Each share of Series C 2% Convertible Preferred Stock may be convertible into 100 shares of Common Stock. (See Note 5)

As at December 31, 2020, no Series C Convertible Preferred shares were issued.

Note 12 Commitments

The Company entered into a one-year employment agreement with Jeffrey Canouse on September 28, 2020 as President and Chief Executive Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $8,000 for the remainder of the employment term or renewal term. Beginning on the first anniversary date of the initial salary increase and continue on each anniversary of the increase date, the base salary shall be increased by an amount not less than 5% times the base salary in effect, plus any additional amount as determined by the Company’s Board of Directors. As of December 31, 2020, Canouse had received $34,000 in management fees, $24,000 of which was pursuant to the employment agreement.

The Company entered into a one-year employment agreement with Walter Hoelzel on September 29, 2020 as Chief Marketing Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $5,000 for the remainder of the employment term or renewal term. As of December 31, 2020, Hoelzel had received $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement.

The Company entered into a one-year employment agreement with Stuart Sher on September 29, 2020 as Chief Creative Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company shall continue to pay his base salary for the remainder of the employment term or renewal term. As of December 31, 2020, Sher had received $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement.

The Company entered into a consulting agreement with Virtue Development Company on September 29, 2020 for project consultancy. The consulting agreement is for 6 months with 6 months renewal options at the beginning of the 5th month. The monthly compensation is $4,250 and as at December 31, 2020, the Company had paid $12,750 in fees pursuant to this agreement.

The Company entered into a consulting agreement with Oscaleta Partners LLC on November 1, 2020 as project manager. The consulting agreement may be terminated by either party at the end of the initial 6 months term by giving 30 days written notice to the other party or at any time with cause. The monthly compensation is $25,000 and as of December 31, 2020, the Company incurred $75,000 in consulting fees.

The Company entered into a one-year consulting agreement with Bernt Ullmann on November 23, 2020 to provide market exposure services. The monthly compensation is $5,000 per month and as of December 31, 2020, the Company incurred $5,000 fees.

Note 13 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31,	December 31,
	2020	2019
Net loss for the year	$(910,163)	$(42,263)
Statutory and effective tax rates	21.0%	27.0%
Income taxes expenses (recovery) at the effective rate	$(191,134)	$(11,406)
Effect of change in tax rates	26,276	-
Permanent differences	44,681	-
Tax benefit not recognized	120,177	11,406
Income tax expense (recovery) and income tax liability (asset)	$-	$-

As at December 31, 2020 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2020	2019
Tax loss carried forward	$1,135,000	$437,900

Deferred tax assets	238,421	118,244
Valuation allowance	(238,421)	(118,244)
Deferred taxes recognized	$-	$-

Tax losses of $438,000 will expire between 2028 and 2039. Tax losses of $697,000 have no expiry date.

Note 14 Subsequent Events

Subsequent to December 31, 2020, the Company issued convertible notes payable totaling $35,000, convertible at $0.05 with a rate of 10% per annum that matures on January 31, 2022.

On February 16, 2021, the Company entered into a Share Exchange Agreement with Sovryn Holdings, Inc. to exchange 100% of the outstanding common shares of Sovryn Holdings, Inc. for i) 100 shares of Series B Preferred Stock of the Company to be transferred by Jeffrey Canouse, the Company’s CEO to a designee of Sovryn and ii) 1,000 shares of Series E Convertible Preferred Stock. Upon the effectiveness of an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, from par value $0.001 to par value $0.0001 per share, from 500,000,000 shares to 7,000,000,000 shares, all shares of Series E Convertible Preferred Stock issued to the shareholders shall automatically convert into approximately 2,305,000,000 shares of common stock of the Company. The Series E Convertible Preferred Stock votes on an as-converted basis with the common stock prior to their conversion. The Series E Preferred Stock shall represent approximately 59% of the fully diluted shares of common stock of the Company after the closing of the transactions contemplated by the Securities Purchase Agreement.

Prior to the closing of the Share Exchange Agreement with Sovryn Holdings, Inc., the Holders of the outstanding convertible notes payable of $764,000 will exchange their convertible notes payable to 230,000 shares of Series D Convertible Preferred Stock. These new Series D Convertible Preferred Stock shall be convertible into common stock of the Company at a ratio of 1,000 shares of common stock for each share of Series D Convertible Preferred Stock held. At the same time, Series A Convertible Preferred Stock that were previously issued, can be exchanged for common stock as well.

On February 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which we pursuant to which it issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). In connection with the issuance of the Notes, the Company issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of series F convertible preferred stock (the “Series F Preferred Stock”).

The Notes each have a term of thirty-six months and mature on February 17, 2023, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at the Company’s election, any interest payable on an applicable payment date may be paid in registered Common Stock of the Company (rather than cash) in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average VWAP of the Common Stock for the five (5) days immediately preceding the date of conversion.

The Notes are convertible at any time, at the holder’s option, into shares of our common stock equal to the lesser of: (i) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company) and (ii) $1.00, subject to adjustment herein (the “Conversion Price”), subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion Price in effect shall be equal to 75% of the average VWAP of the Common Stock for the five (5) Trading Days on the Trading Market immediately preceding the date of conversion (the Alternative Conversion Price”); provided, however, that the Alternate Conversion Price may not exceed $0.015 per share, as adjusted pursuant to the terms of the Notes. The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The Notes may not be redeemed by the Company.

Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price to (i) 125%, times (ii) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company), subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations.

The Series F Preferred Stock have no voting rights and shall convert into 4.9% of our issued and outstanding shares of common stock on a fully diluted basis upon Shareholder Approval.

Each of the Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Notes such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.

On February 17, 2021, Sovryn, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with NRJ TV II CA OPCO, LLC, a Delaware limited liability company (“OpCo”) and NRJ TV III CA License Co., LLC, a Delaware limited liability company (together with OpCo, “Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Asset Purchase Agreement, Sovryn will acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations owned by the Sellers (the “Acquired Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liablities in connection with the Acquired Stations (the “Asset Sale Transaction”). As consideration for the Asset Sale Transaction, Sovryn has agreed to pay the Sellers $10,000,000, $2,000,000 of which was paid to Sellers upon execution of the Asset Purchase Agreement, as follows: (i) an escrow deposit of $1,000,000 to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Sellers (the “Escrow Fee”) and (ii) a non-refundable option fee of $1,000,000 (the “Option Fee”).

The closing of the Asset Sale Transaction (the “Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Acquired Stations, from Sellers to Sovryn (the “FCC Consent”). The Closing shall occur no more than five (5) business days following the later to occur of (i) the date on which the FCC Consent has been granted and (ii) the other conditions to the Closing set forth in the Asset Purchase Agreement.

Concurrently with the closing of the Asset Purchase Agreement, the Board of Directors of the Company appointed Phil Falcone to serve as the Company’s new Chief Executive Officer and member of the Board of Directors; Henry Turner was appointed as Chief Technology Officer and Chief Operating Officer; and Warren Zenna as a member of the Board of Directors. Jeffrey Canouse resigned his position as Chief Executive Officer and was appointed as Chief Compliance Officer and Secretary of the Company and will continue to be a member of the Board of Directors. Effective 10 days after mailing to shareholders of a Schedule 14F-1 proposing changes in the Company’s Board of Directors, Jeffrey Canouse will resign as a director of the Company and Warren Zenna will become a director of the Company.

19

Madison Technologies Inc.	Form 10-K - 2020	Page 17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Madison’s accountants on accounting and financial disclosure. Madison’s Independent Registered Public Accounting Firm since January 31, 2009 has been K. R. Margetson Ltd, Chartered Professional Accountant, 331 East 5th Street, North Vancouver, BC V7L 1M1, Canada.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Madison’s annual or interim financial statements will not be prevented or detected on a timely basis.

Madison Technologies Inc.	Form 10-K - 2020	Page 20

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Madison’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Madison’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2020 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2020, Madison’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Madison Technologies Inc.	Form 10-K - 2020	Page 21

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Each director of Madison holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Madison’s management team is listed below.

Officer’s Name	Madison Technologies Inc.
Phillip Facone	CEO

Mr. Falcone is the Chief Investment Officer and Chief Executive Officer of Harbinger Capital, and is the Chief Investment Officer of other Harbinger Capital-affiliated funds. Mr. Falcone co-founded the funds affiliated with Harbinger Capital in 2001.Mr. Falcone served as a director of HC2 Holdings, Inc. (NYSE: HCHC), a diversified holding company (“HC2”), from January 2014 until July 2020, as President and CEO of HC2 from May 2014 to June 2020 and as Chairman of the Board of HC2 from May 2014 until April 2020. Mr. Falcone served as a director, Chairman of the Board and Chief Executive Officer of HRG Group, Inc. (f/k/a Harbinger Group Inc., “HRG”) from July 2009 to November 2014. From July 2009 to July 2011, Mr. Falcone also served as the President of HRG. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone served as a member of the board of directors of Inseego Corp. (NASDAQ: INSG), a provider of intelligent wireless solutions for the worldwide mobile communications market from 1994 through August 2018, as its Chairman of the Board from May 2017 through August 2018, and as a member of its Audit Committee from June 2017 through August 2018. Mr. Falcone received an A.B. in Economics from Harvard University.

Officer’s Name	Madison Technologies Inc.
Henry Turner	Director and Chief Technology Officer, Chief Operating Officer

Mr. Turner, COO and CTO, is a broadcast engineer and operations specialist with over 35 years of experience in the industry in many capacities including construction, maintenance and operation of broadcast stations. Most recently Mr. Turner was the COO and director of engineering at Hc2 Broadcasting, prior to that he was the director of engineering at Dallas based Daystar Television Network. Mr Turner is a graduate of the Texas A&M University system.

Officer’s Name	Madison Technologies Inc.
Warren Zenna	Director

Mr. Zenna, is the founder of Zenna Consulting Group a strategic advisory that develops and executes marketing strategies for B2B tech firms. Mr Zenna is currently a revenue and marketing consultant for companies looking for insights into developing sales, marketing and business growth strategies, he current clients include Equinox, DailyPay, EngageDBR, Semcasting and AdvancedContextual.

Madison Technologies Inc.	Form 10-K - 2020	Page 22

Officer’s Name	Madison Technologies Inc.
Jeffrey Canouse	Director and Chief Compliance Officer, Corporate Secretary

Mr. Canouse, age 46, combines over twenty-three years of experience in financial senior management following a thirteen-year career as an Investment Banker. Previously, he had been involved in various companies in the investment industry holding positions including Vice President, Senior Vice President and Managing Director at J. P. Carey Inc., J.P. Carey Securities Inc. and JPC Capital a boutique (the “Carey Company’s”) investment banking firm that assisted in arranging over $2 billion in financing. During his time with the Carey Company’s Mr. Canouse was personally responsible for sourcing new corporate clients, presenting to institutional investors, structuring terms, and working with counsel for timely closings. From July 11, 2011 through the present day, Mr. Canouse has acted as Managing Member of Anvil Financial Management, LLC where he has offered his expertise to companies in need of restructuring, financing, debt settlement and compliance assistance. Mr. Canouse has also previously acted as Chief Executive Officer of two other publicly traded companies, where he oversaw acquisitions and restructuring amongst other duties in those roles.

(b) Identify Significant Employees

Other than the directors and officers, Madison has the following employees;

Employee Name	Position
Stuart Sher	Creative Manager

Mr. Sher is the founder of ICON Licensing Group positioned in New York City and has launched and executed successful multimillion dollar licensing and branding platforms for celebrities. Stuart also the founder of Noah’s Ark Miami 1969-1993 a landmark fashion retailer President of criteria recording studios A&R.

Mr. Sher is the creative manager of Madison to oversee and approve overall creative direction of brand, product, packaging, creative assets, brand messaging, new product offerings, new brand opportunities.

Employee Name	Position
Walter Hoelzel	Marketing Manager

Mr. Hoelzel is a business entrepreneur and advertising and marketing expert with a 30 plus year career working extensively in the fields of advertising, marketing and product development. Mr. Hoelzel has developed numerous highly successful private label design programs for companies like J.C. Penney’s, Bloomingdales, Old Navy and American Eagle Outfitters.

Mr. Hoelzel is the marketing manager to oversee all product and packaging development (core and new) - brand development, go-to-market strategy and marketing, brand messaging and creative asset development, marketing, website and social media agencies.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2020 were met.

Madison Technologies Inc.	Form 10-K - 2020	Page 23

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

(h) Identification of Audit Committee

Madison does not have a separately-designated standing audit committee. Rather, Madison’s entire board of directors performs the required functions of an audit committee. Currently, Jeffrey Canouse is the only member of Madison’s audit committee, but he does not meet Madison’s independent requirements for an audit committee member. See “Item 12. (c) Director independence” below for more information on independence.

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

As of December 31, 2020, Madison did not have a written audit committee charter or similar document.

(i) Code of Ethics

Madison has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Madison undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Madison at 212-339-5888 to request a copy of Madison’s financial code of ethics. Management believes Madison’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Madison Technologies Inc.	Form 10-K - 2020	Page 24

Item 11. Executive Compensation.

Madison has paid the following compensation to its named executive officers and managers during its fiscal year ended December 31, 2020.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Phillip Falcone CEO February 2021- present	2020	nil	nil	nil	nil	nil	nil	nil	Nil

Henry Turner CTO and CFO February 2021 -present	2020	nil	nil	nil	nil	nil	nil	nil	Nil

Warren Zenna Director February 29021 - present	2020	nil	nil	nil	nil	nil	nil	nil	Nil

Jeffrey Canouse President July 2020 – February 2021 Director February 2021- to present	2020	34,000	nil	nil	nil	nil	nil	Nil	34,000

Stuart Sher Creative Manager July 2020 - present	2020	25,000	nil	nil	nil	nil	nil	nil	25,000

Walter Hoelzel Marketing Manager July 2020- present	2020	25,000	nil	nil	nil	nil	nil	nil	25,000

Joseph Gallo	2020	nil	nil	nil	nil	nil	nil	nil	nil
President	2018	nil	nil	nil	nil	nil	nil	nil	nil
Mar 2018 – July 20, 2020	2016	nil	nil	nil	nil	nil	nil	nil	nil

President
June 2007 – Sep 2014

Secretary/Treasurer
Sep 2011 – Sep 2014

President
Jan 2015 – Sep 2016

Secretary/Treasurer
Jan 2015 – Sep 2016

Since Madison’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Madison Technologies Inc.	Form 10-K - 2020	Page 25

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
	Jeffrey Canouse
Common Stock	240 Vaughan Drive, Suite 200 Alpharetta Georgia	6,177,000	25.2%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 23,472,565 shares of Common Stock issued and outstanding as of March 30, 2020.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
	Jeffrey Canouce
Common Stock	240 Vaughan Drive, Suite 200 Alpharetta Georgia	6,177,000	25.2%

	Directors and
Common Stock	Executive Officers (as a group)	6,177,000	25.2%

[1]	Based on 23,472,565 shares of Common Stock issued and outstanding as of March 30, 2020.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison, with the exception that on July 20, 2020, Jeffrey Canouse and Joseph Gallo entered into a share assignment agreement for the assignment of 6,177,000 shares in the capital of Madison. For more details, see Exhibit 10.1 – Share Assignment Agreement.

As a result of the assignment of the 6,177,000 shares, there was a change in control in the voting shares of Madison. Jeffrey Canouse is now the beneficial owner of 25.2% of the issued and outstanding shares of common stock in the capital of Madison and Mr. Gallo owns no shares of common stock in the capital of Madison.

Madison Technologies Inc.	Form 10-K - 2020	Page 26

Prior to the assignment of shares, no shareholder beneficially owned 5% or more of the issued and outstanding shares of common stock, with the exception of Mr. Gallo, who owned 34.2% of the issued and outstanding shares of common stock in the capital of Madison.

On February 16, 2021, Madison Technologies Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.0001 per share (“Sovryn Common Shares”), pursuant to which the Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of the Company which was transferred by Jeffrey Canouse, the Company’s controlling shareholder and existing Chief Executive Officer (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of series E convertible preferred stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the “Equity Exchange”). See Form 8-K – Current Report filed February 23, 2021 for more details.

As result of the issuance of the transfer of the Series B Preferred Stock and the issuance of the shares of Series E Preferred Stock pursuant to the Share Exchange Agreement, a change in control of the Company occurred on February 16, 2021. Under the terms of the Share Exchange Agreement, Sovryn has appointed two (2) members of the Board of Directors of the Company. The appointment of these members is subject to compliance with Rule 14f-1 under the Exchange Act.

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

(b) Promoters and control persons

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of Madison’s business. From June 2007 until July 2011, Joseph Gallo and Steven Cozine were promoters of Madison’s business. From July 2011 until September 2014 Joseph Gallo was the promoter of Madison’s business. From September 2014 until November 2014 Brent Inzer was the promoter of Madison’s business. From November 2014 until Jan 2015 Mr. Frank McEnulty was the promoter of Madison’s business. From January 2015 until September 2016 Mr. Joseph Gallo was the promoter of Madison’s business. From September 2016 until March 2018 Mr. Thomas Brady was the promoter of Madison’s business. Since March 3, 2018 until July 14, 2020 Joseph Gallo was the promoter of Madison’s business. From July 14, 2020 until present Jeffrey Canouse has been the promoter of Madison,. From February 17, 2021 Jeffrey Canouse, Phillip Falcone, Warren Zenna and Henry Turner have been the promoters of Madison, none of these promoters have received anything of value from Madison nor is any person entitled to receive anything of value from Madison for services provided as a promoter of the business of Madison.

Madison Technologies Inc.	Form 10-K - 2020	Page 27

(c) Director independence

Madison’s board of directors currently consists of Phillip Falcone, Henry Turner, Warren Zenna and Jeffrey Canouse. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Madison’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of Madison’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Madison in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Madison’s stock will not preclude a director from being independent.

In applying this definition, Madison’s board of directors has determined that Mr. Gallo does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, Madison did not maintain a separately designated compensation or nominating committee. Madison has also adopted this definition for the independence of the members of its audit committee. Jeffrey Canouse serves on Madison’s audit committee. Madison’s board of directors has determined that Mr. Canouse is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2020 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

2019 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Madison’s financial statements and are not reported in the preceding paragraph:

2020 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2019 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2019 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2020 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

2019 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(6) The percentage of hours expended on the principal accountant’s engagement to audit Madison’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Madison Technologies Inc.	Form 10-K - 2020	Page 28

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

Exhibit	Description	Status

2.1	Acquisition Agreement, ratified July 17, 2020 and Officers Certificates for Madison Technologies, Inc. and Luxurie Legs, LLC dated July 17, 2020	Filed

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment dated March 9, 2015, filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

10.1	Share Assignment Agreement dated July 20, 2021 between Jeffrey Canoue and Joseph Gallo.	Included

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc., filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Madison Technologies Inc.	Form 10-K - 2020	Page 29

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ PhillipFalcone
Name:	Phillip Falcone
Title:	Director and CEO
Dated:	April 15, 2021

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

/s/ Phillip Falcone	Member of the Board of Directors	April 15, 2021
Phillip Falcone