Form 10-Q
period 2021-03-31
Madison Technologies Inc.
filed 2021-05-24
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2021

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

(212) 339-5888
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 5, 2021
Common Stock - $0.001 par value	24,972,565

MADISON TECHNOLOGIES INC.

(UNAUDITED)

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED Balance Sheets

(UNAUDITED)

	March, 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$14,412,892	$9,491
Prepaid expenses and Deposits (Note 7)	1,034,621	67,718
	15,447,513	77,209
Intangible Assets (Note 3)	398,123	433,407
Goodwill (Note 5)	4,225,062	-
Total Assets	$20,070,698	$510,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued charges	$353,807	$61,779
License fee payable (Note 4)	33,500	33,500
Demand notes and accrued interest payable (Note 8)	-	20,486
Convertible notes payable (Note 9)	-	494,992
Interest payable on convertible notes (Note 9)	216,792	-
	604,099	610,757
Long term convertible notes (Note 10)	15,047,999	57,759

Total liabilities	15,652,098	668,516

STOCKHOLDERS’ EQUITY (DEFICIIT)
Capital Stock: (Note 12 and 13)
Preferred Shares – 50,000,000 shares authorized, $0.001 par value
Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, Nil shares issued and outstanding	$-	$93
Preferred Shares - Series B, $0.001 par value; Super Voting 100 shares designated, 100 shares issued and outstanding	-	-
Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, none issued	-	-
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 230,000 shares issued and outstanding	230	-
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 1,000 shares issued and outstanding	1	-
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 1,000 shares issued and outstanding	1	-
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 3,000 shares designated, none issued	-	-
Common Shares - $0.001 par value; 500,000,000 shares authorized 23,472,565 shares issued and outstanding (Dec 31, 2020 - 23,472,565 shares)	23,472	23,472
Additional Paid in Capital:
Preferred shares Series A	-	343,001
Preferred shares Series D	667,984	-
Preferred shares Series E	4,225,061	-
Common Shares	1,333,070	959,976
Shares subscribed	510,000	-
Accumulated deficit	(2,341,219)	(1,484,442)
Total stockholders’ equity (deficit)	4,418,600	(157,900)
Total liabilities and stockholders’ equity (deficit)	$20,070,698	$510,616

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED STATEMENTS of Operations

(UNAUDITED)

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020

Revenues
Sales	$-	$754
Cost of sales	-	(619)

Gross Margin	-	135

Operating Expenses
Amortization	35,284	-
General and administrative	12,933	5,732
Consulting fees	62,750	-
Management fees	24,000	-
Marketing and product development	69,246	-
Professional fees	258,781	-
Royalties	33,835	-

Total operating expenses	496,829	5,732

Loss before other expense	(496,829)	(5,597)

Other Items
Amortized interest	(133,200)	-
Interest	(226,748)	(1,512)

Net loss and comprehensive loss	$(856,777)	$(7,109)

Net loss per share-Basic and diluted	$(0.04)	$(0.00)

Average number of shares of common stock outstanding	23,472,565	18,057,565

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(UNAUDITED)

	Number of Shares
	Preferred	Preferred	Preferred	Preferred	Preferred
	Series A	Series B	Series D	Series E	Series F	Common
Balance, December 31, 2020	92,999	100	-	-	-	23,472,565
Cancellation of Preferred Series A	(92,999)	-	-	-	-	-
Conversion of debt to Preferred Series D	-	-	230,000	-	-	-
Shares issued for assets – Series E	-	-	-	1,000	-	-
Shares issued for convertible note – Series F	-	-	-	-	1,000	-
Equity portion on convertible debt issued	-	-	-	-	-	-
Shares subscriptions received – Series G	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-
Balance, March 31, 2021	-	100	230,000	1,000	1,000	23,472,565

	Amount
	Pref	Pref	Pref	Pref	Pref
	Series A	Series B	Series D	Series E	Series F	Common
Balance, December 31, 2020	$93	$-	$-	$-	$-	$23,472
Cancellation of Preferred Series A	(93)	-	-	-	-	-
Conversion of debt to Preferred Series D	-	-	230	-	-	-
Shares issued for acquisition of assets – Series E	-	-	-	1	-	-
Shares issued for convertible notes – Series F	-	-	-	-	1	-
Equity portion on convertible debt issued	-	-	-	-	-	-
Share subscriptions received – Series G	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-
Balance, March 31, 2021	$-	$-	$230	$1	$1	$23,472

	Additional Paid In Capital
	Pref	Pref	Pref	Pref	Pref		Shares	Accumulated
	Series A	Series B	Series D	Series E	Series F	Common	Subscribed	Deficit	Total
Balance, December 31, 2020	$343,001	$-	$-	$-	$-	$959,976	$-	$(1,484,442)	$(157,900)
Cancellation of Preferred Series A	(343,001)	-	-	-	-	343,094	-	-	-
Conversion of debt to Preferred Series D	-	-	667,984	-	-	-	-	-	668,214
Shares issued for assets – Series E	-	-	-	4,225,061	-	-	-	-	4,225,062
Shares issued for convertible notes – Series F	-	-	-	-	-	-	-	-	1
Equity portion on convertible debt issued	-	-	-	-	-	30,000	-	-	30,000
Share subscriptions received – Series G	-	-	-	-	-	-	510,000	-	510,000
Net loss for the period	-	-	-	-	-	-	-	(856,777)	(856,777)
Balance, March 31, 2021	$-	$-	$667,984	$4,225,061	$-	$1,333,070	$510,000	$(2,341,219)	$4,418,600

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2019	18,057,565	$18,057	$197,845	$-	$(574,279)	$(358,377)
Net loss for the period	-	-	-	-	(7,109)	(7,109)

Balance, March 31, 2020	18,057,565	$18,057	$197,845	$-	$(581,388)	$(365,486)

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

interim consolidated Statements of cash flows

(Unaudited)

	For the three	For the three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net loss for the period	$(856,777)	$(7,109)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible assets	35,284	-
Amortized interest	133,200	-
Accrued interest on notes payable	226,748	1,512
Foreign exchange on notes payable	311	(3,304)
Changes to working capital items
Prepaid expenses	(966,903)	(7,560)
Accounts payable and accrued charges	291,538	1,957
Net cash used in operating activities	(1,136,599)	(14,504)

Cash flows from financing activities:
Proceeds from convertible notes issued	15,030,000	20,000
Share subscriptions received	510,000	-
Net cash provided by financing activities	15,540,000	20,000

Net increase in cash	14,403,401	5,496
Cash, beginning of period	9,491	1,366
Cash, end of period	$14,412,892	$6,862

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

During the three months ended March 31, 2021, the following transaction did not involve cash:

Demand notes and convertible notes and interest with a carrying value of $668,214 were exchanged for 230,000 preference shares of Series D.

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2021

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

On September 16, 2016, the Company entered into an exclusive distribution product license agreement with Tuffy Packs, LLC to distribute products into the United Kingdom and 43 other essentially European countries. The Company Soled ballistic panels which are personal body armors, that conform to the National Institute of Justice (NIJ) Level IIIA threat requirements. The Company’s plan of operations and sales strategy included online and social media marketing, as well as attending various tradeshows and conferences. As the Company failed to make specified payments as required, the agreement was amended to a non-exclusive basis. The Company has closed this business.

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

On September 28, 2020, the Company entered into a share exchange agreement to acquire 51% interest of Posto Del Sole Inc., a jewelry designer company to further develop the Company’s existing brands and create new designer labels. The title and rights will be transferred when all the terms and conditions in the Securities Exchange Agreement are met. At December 31, 2020, the share exchange had not closed and advances made to Posto Del Sole Inc. were expensed. The Company has rescinded the agreement.

On February 16, 2021, the Company entered into a share exchange agreement to acquire 100% interest of Sovryn Holdings Inc. by issuing 1,000 Preferred Series E shares, making Sovryn Holdings Inc. a wholly owned subsidiary of the Company. At the same time, the Company settled all debts including loans, convertible notes and accrued interests by issuing 230,000 Preferred Series D shares.

During the quarter ended March 31, 2021, the Company incorporated CZJ License, Inc. in the State of Nevada, and transferred all the Casa Zeta-Jones Brand License and operations into the subsidiary. The Preferred Series A shares were cancelled. Holders of Preferred Series A received option agreements to purchase shares of CZJ License, Inc. at $10 per share to a maximum of 300,000 shares. The option agreements are exercisable for a period of one year.

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States or “US GAAP” applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company had not yet achieved profitable operations, had a working capital of $14,843,515 and had accumulated losses of $2,341,219 since its inception and expects to incur further losses in the development of its business, all of which casts doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company entered into a number of agreements that provided financing. That said, there is no assurance that the businesses being funded by this additional debt will ultimately be successful.

Note 2 Summary of Significant Accounting Policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2020 annual financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the period ended December 31, 2021.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries, CZJ License, Inc. and Sovryn Holdings, Inc.

Use of estimates

The preparation of the consolidated interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Change in significant accounting policies

There has been no change in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. On August 5, 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt. The standard is effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2023. Management is reviewing this standard as it believes this may impact on its financial reporting Management does not believe that other any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Note 3 Intangible Assets

	March 31, 2021			December 31, 2020
	Cost	Amortization	Net	Cost	Amortization	Net
Tuffy Packs, LLC License	$50,000	$50,000	$-	$50,000	$50,000	$-
Website for Casa-Zeta Jones Brand	$10,000	$-	$10,000	$10,000	$-	$10,000
Casa Zeta-Jones Brand License	$488,094	$99,971	$388,123	$488,094	$64,687	$423,407
	$548,094	$149,971	$398,123	$548,094	$114,687	$433,407

Intangible assets are amortized on a straight-line basis over the terms of the license agreements. Amortization starts when the asset is available for use.

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

As a result of the failure to make payments as required under the agreement, the Company was informed on March 20, 2017, that going forward, the agreement would be on a non-exclusive basis. During the period ended March 31, 2021, the Company has terminated the business.

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

Note 5 Securities Exchange Agreements

Sovryn Holdings, Inc.

The Company entered into a Securities Exchange Agreement on February 16, 2021 with Sovryn Holdings, Inc., a Delaware corporation and acquire 100% of the shares of Sovryn in exchange for i) 100 shares of Series B Preferred Stock of the Company to be transferred by Jeffrey Canouse, the Company’s CEO to a designee of Sovryn and ii) 1,000 shares of Series E Convertible Preferred Stock. Upon the effectiveness of an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, from par value $0.001 to par value $0.0001 per share, from 500,000,000 shares to 6,000,000,000 shares, all shares of Series E Convertible Preferred Stock issued to the shareholders shall automatically convert into approximately 2,305,000,000 shares of common stock of the Company. The Series E Convertible Preferred Stock votes on an as-converted basis with the common stock prior to their conversion. The Series E Preferred Stock shall represent approximately 59% of the fully diluted shares of common stock of the Company after the closing of the transactions contemplated by the Securities Purchase Agreement. The valuation for the Preferred Series E shares was determined to be $4,225,062 (See Note 11). The valuation recorded was based on the market value of the shares of the Company at the date the transaction was exchanged. The transaction was recorded as an asset purchase and the Company recorded goodwill of $4,224,962 which was based on the market value of the shares the Company exchanged at the date of the transaction. The Preferred Series E shares have not been converted to common stock shares as of the date of this report.

Posto Del Sole, Inc.

The Company entered into a Securities Exchange Agreement on September 25, 2020 with Posto Del Sole Inc. (“PDS”) a New York corporation, to acquire 51% of the shares of PDS and in return, the Company will issue 10,000 Preferred Series C shares. (See Note 11). As part of the agreement, the Company is to provide monthly investments to a total aggregate of $1,000,000 during the twelve-month period following the closing. PDS had 60 days from closing to provide the necessary financial statements and notes in order to satisfy regulatory requirements and disclosures. As at December 31, 2020 PDS had not provided any such information, the Securities Exchange Agreement had not closed and as a result, the Company wrote off advances of $165,000 that were made to PDS in anticipation of closing. The Company has rescinded the agreement.

Note 6 Asset Purchase

On February 17, 2021, the Company’s wholly owned subsidiary, Sovryn Holdings Inc., entered into an asset purchase agreement (the “Asset Purchase Agreement”) with NRJ TV II CA OPCO, LLC, a Delaware limited liability company (“OpCo”) and NRJ TV III CA License Co., LLC, a Delaware limited liability company (together with OpCo, “Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Asset Purchase Agreement, Sovryn will acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations owned by the Sellers (the “Acquired Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Acquired Stations (the “Asset Sale Transaction”). As consideration for the Asset Sale Transaction, Sovryn has agreed to pay the Sellers $10,000,000, $2,000,000 of which was paid to Sellers upon execution of the Asset Purchase Agreement, as follows: (i) an escrow deposit of $1,000,000 to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Sellers (the “Escrow Fee”) and (ii) a non-refundable option fee of $1,000,000 (the “Option Fee”).

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

Subsequent to March 31, 2021, the asset purchase was consummated on April 19, 2021.

Note 7 Prepaid Expenses and Deposits

The Company has the following in prepaid expenses:

	March 31,	December 31,
	2021	2020

Advances for service fees	$8,238	$3,000
Advance for legal fees	-	7,500
Advance for consulting fees	15,000	-
Advances for management fees	8,000	20,000
Advance for royalties	3,383	37,218
Deposit for asset purchase	1,000,000	-
	$1,034,621	$67,718

Note 8 Note Payable

On February 16, 2021, the note and accrued interest thereof has been settled with Convertible Preferred Series D shares. Each Series D Convertible Preferred Stock shall be convertible into common stock of the Company at a ratio of 1,000 shares of common stock for each share of Series D Convertible Preferred Stock held. The Company had one note payable that was accruing interest at 5% per annum. The note was unsecured and matures on June 30, 2021.

	February 15, 2021	December 31, 2020

Note payable bearing interest at 5%	$20,000	$20,000
Accrued interest thereon	611	486
	$20,611	$20,486

Note 9 Convertible Notes and Accrued Interest Payable

On February 16, 2021, the Company settled the following debts and interests thereof including the note payable above (Note 8), with 230,00 shares of Convertible Preferred Series D shares. Each Series D Convertible Preferred Stock shall be convertible into common stock of the Company at a ratio of 1,000 shares of common stock for each share of Series D Convertible Preferred Stock held. A summary of the convertible notes and accrued interest payable were settled as follow:

Face Value	Conversion Rate		Interest rate	Due Date	Accrued Interest	Carrying Value	Feb 15 2021 Total	Dec 31 2020 Total
$10,000		$0.005	-	-	$-	$500	$500	$500	(a)
$85,000		$0.01	-	-	-	50,800	50,800	50,800	(b)
$50,000		$0.01	10%	05/01/2022	2,500	50,000	52,500	52,500	(c)
$5,000		$0.01	10%	05/01/2022	259	5,000	5,259	5,259	(d)
$12,500		$0.01	10%	6/23/2021	457	7,500	7,957	7,957	(d)
$20,000		$0.04	-	-	-	20,000	20,000	20,000
$68,490		$0.05	-	-	-	68,490	68,490	68,490	(e)
$25,000		$0.05	12%	-	20,056	25,000	45,056	44,682	(f)
$25,000		$0.05	8%	-	32,047	25,000	57,047	56,797	(f)
$23,622		$0.05	5%	-	16,388	23,622	40,010	39,551	(f)
$684,000		$0.05	10%	Various	22,066	220,799	242,865	154,444	(g)
$75,000	$		10%	Various	1,788	55,331	57,119	51,771	(h)
					$95,561	$552,042	647,603	$552,751
	Less long-term portion							57,759
	Current portion						$647,603	$494,992

All notes are unsecured and, except where specifically noted, are due on demand. Except for notes denoted below under (e). No conversion shall result in the Holder holding in excess of 9.99% of the total issued and outstanding common stock of the Company at any time.

(a)	On October 28, 2020, $9,500 was converted into 1,900,000 common shares.
(b)	On July 23, 2020, $16,900 in debt and $950 in costs were converted into 1,785,000 common shares and on November 2, 2020, $17,300 was converted into 1,730,000 common shares.
(c)	The notes are convertible into common stock at the discretion of the Holder at the lesser of $0.01 or 50% of the lowest closing bid price for the Company’s stock during the 20 immediately preceding the date of delivery by Holder to the Company of the Conversion Notice.
(d)	The notes are convertible into common stock at the discretion of the Holder at 50% of the lowest closing bid price for the Company’s common stock during the 30 trading days immediately preceding the date of delivery by Holder to the Company of the Conversion Notice.
(e)	Included in this debt is $490 due to the former CEO. The debt was repaid via check.
(f)	On April 2, 2020, these notes terms were changed from non-convertible to convertible at $0.05 debt to 1 common share. They were also amended to include the above noted clause with respect to holding less than 9.99% of the issued and outstanding common stock. During the year ended December 31, 2020, interest accrued on this debt was $6,164 (2019 - $6,146). For comparative purposes, these amounts previously shown as debt payable as at December 31, 2019, have been reclassified as convertible debt.
(g)	Based on the intrinsic value of the beneficial conversion feature, as per FASB topic ASC 470-20 Debt with Conversion and other Options, it was determined that all of the value of the following notes that were issued should be allocated to equity and amortized to interest, based on the due date of the debt. A summary of the balances is as follows as at February 15, 2021:

Allocated to		Amortized	Accrued
Equity	Due Date	as interest	at 10%	Total
$30,000	03-31-2021	$24,293	$1,627	$25,920
100,000	07-20-2021	56,051	5,726	61,777
60,000	08-31-2021	27,406	2,860	30,266
20,000	09-30-2021	7,688	816	8,504
60,000	10-31-2021	18,715	2,022	20,737
50,000	10-31-2021	14,504	1,507	16,011
50,000	10-31-2021	14,504	1,507	16,011
10,000	11-04-2021	2,671	277	2,948
110,000	11-18-2021	25,476	2,622	28,098
55,000	11-19-2021	12,262	1,310	13,572
27,000	12-31-2021	4,292	481	4,773
27,000	12-31-2021	4,292	481	4,773
20,000	12-31-2021	2,976	318	3,294
30,000	12-31-2021	3,747	382	4,129
17,500	01-31-2022	961	65	1,026
17,500	01-31-2022	961	65	1,026
$684,000		$220,799	$22,067	$242,865

(h)	Based on the intrinsic value of the beneficial conversion feature, as per FASB topic ASC 470-20 Debt with Conversion and other Options, it was determined that a portion of the value of the following notes issued should be allocated to equity and amortized to interest, based on the due date of the debt. These notes are convertible into common stock at the discretion of the Holder at 70% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding the date of delivery by Holder to the Company of the Conversion Notice. The face value of each note is $25,000 and a summary of the balances is as follows as at February 15, 2021:

Allocated to equity	Due date	Amortized as Interest	Accrued Interest at 10%	Total
$10,714	07-31-2021	$4,397	$822	$19,505
10,714	08-31-2021	3,279	610	18,175
7,468	09-30-2021	1,501	404	19,438
$28,896		$9,177	$1,836	$57,118

Note 10 – Convertible Notes Payable and Interest Payable

Arena Investors LP convertible promissory notes

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

At March 31,2021, the loan summary was:

Face	Amortized	Accrued	Carrying
Value	Interest	Interest 11%	Value	Total
$16,500,000	$47,999	$216,792	$15,047,999	$15,264,791

As part of the agreement with Arena Partners, the Company issued 192,073,016 warrants. Each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price to (i) 125%, times (ii) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company), subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations.

The Series F Preferred Stock have no voting rights and shall convert into 4.9% of our issued and outstanding shares of common stock on a fully diluted basis upon Shareholder Approval. The Series F Preferred Stock was issued but not converted to common shares as of the date of this report.

Each of the Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Notes such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.

Note 11 Related Party

On September 28, 2020, the Company entered into a renewable employment agreement with the former President and CEO of the Company as described in Note 12, Commitments. The former President is the CEO and sole director of CZJ License Inc., the Company’s wholly owned subsidiary.

Philip Falcone is the President and CEO of the Company who currently holds 100 Series B Preferred Super Voting shares which he is entitled to 51% voting rights no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future, such that he shall always have majority voting control of the Company. Philip Falcone is also the CEO of Sovryn Holdings, Inc., the Company’s wholly owned subsidiary.

Note 12 Common Stock

There was no issuance of common stock during the period ended March 31, 2021.

The Company issued 192,073,016 warrants during the period ended March 31, 2021. (See Note 8) The warrants are exercisable for a period of 5 years from the date of issuance.

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

Note 13 Preferred Shares

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

On February 16, 2021, the Company cancelled all the Preferred Series A shares. In exchange, the holders of Series A Preferred shares received option agreements to purchase shares of the wholly owned subsidiary, CZJ License, Inc. at $10 per share for up to 300,000 shares. The option agreements are exercisable for a period of one year.

As at March 31, 2021, there were Nil Series A Preferred shares outstanding.

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

On February 17, 2021, the 100 Series B Super Voting Preferred Stock were transferred from Jeff Canouse, former director and CEO, to Philip Falcone, director and CEO of the Company.

Series C 2% Convertible Preferred Stock, par value $0.001 with a stated value of $100 per share

There are 10,000 designated and authorized Series C 2% convertible preferred stock with a 9.99% conversion cap. Holders of Series C 2% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of 80% of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities nor shall the Company directly or indirectly pay or declare or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Each share of Series C 2% Convertible Preferred Stock may be convertible into 100 shares of Common Stock. (See Note 5)

As at March 31, 2021, no Series C Convertible Preferred shares were issued or outstanding.

Series D Convertible Preferred Stock, par value $0.001 with a stated valued of $3.32 per share

There are 230,000 designated and authorized Series D convertible preferred stock with a 4.99% conversion cap which may be increased to a maximum of 9.99% by holder by written notice to the Company. There is a stated value of $3.32 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series D are issued. Series D are ranked as a Senior Preferred Stock and have no voting rights. Each share of Series D Preferred Stock may be converted to 1,000 common shares.

On February 16, 2021, all outstanding debts including note payables, convertible notes payable, discounts, accrued interests and thereof totaling $688,214, were settled for the Company’s Series D convertible Preferred stock.

At March 31, 2021, 230,000 Series D Preferred Shares were issued but not converted.

Series E Convertible Preferred Stock, par value $0.001 with a stated valued of $1,000 per share

There are 1,000 designated and authorized Series E convertible preferred stock. There is a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series E are issued. Series E are ranked as a Senior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series E would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series E votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series E are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series E shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series E shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series E are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series F, (a) alter or change adversely the powers, preferences or rights given to the Series E or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

The conversion rate for each share of Series E Preferred Stock shall equal (i)(a) 56.38% multiplied by, (b) the Fully-Diluted shares as of the Approval Date, divided by (ii) the total number of shares of Series E, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares shall be set as of, and shall not change after the Approval Date. The Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all Options outstanding as of such date of exercise, divided by 0.4362.

On February 16, 2021, the Company entered into a Share Exchange Agreement with Sovryn Holdings Inc. (See Note 5). The Company issued 1,000 Series E convertible preferred shares to the shareholders of Sovryn Holdings Inc. valued at $4,225,062 (23,472,565 x $0.20 x 90%). The valuation was based on the market value of the shares of the Company at the date of the transaction.

At March 31, 2021, 1,000 Series E Preferred Shares were issued but not converted.

Series F Convertible Preferred Stock, par value $0.001 with a stated valued of $1 per share

There are 1,000 designated and authorized Series F convertible preferred stock. There is a stated value of $1 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series F are issued. Series F are ranked as a Senior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series F would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series F would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series F votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series F, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series F are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series F shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series F shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series F are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series F, (a) alter or change adversely the powers, preferences or rights given to the Series F or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

The conversion rate for each share of Series F Preferred Stock shall equal (i)(a) 4.70% multiplied by, (b) the Fully-Diluted shares as of the Approval Date, divided by (ii) the total number of shares of Series F, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares shall be set as of, and shall not change after the Approval Date. The Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all Options outstanding as of such date of exercise, divided by 0.9530.

At March 31, 2021, 1,000 Series F Preferred Shares were issued but not converted.

Series G Convertible Preferred Stock, par value $0.001 with a stated valued of $1,000 per share

There are 3,000 designated and authorized Series E convertible preferred stock with a 4.99% conversion cap which may be increased to a maximum of 9.9% by holder by written notice to the Company. There is a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series G are issued. Series G are ranked as a Junior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series G would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series G votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series G, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series G are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series G shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series G shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series G are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series G, (a) alter or change adversely the powers, preferences or rights given to the Series G or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

The conversion rate for each share of Series G Preferred Stock shall equal (i)(a) 4.19% multiplied by, (b) the Fully-Diluted shares as of the Approval Date, divided by (ii) the total number of shares of Series G, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares shall be set as of, and shall not change after the Approval Date. The Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all Options outstanding as of such date of exercise, divided by 0.9581.

At March 31, 2021, no Series G Preferred Shares were issued or outstanding.

Note 14 Warrants

On February 17, 2021, the Company provided Arena Partners LLP with 192,073,016 warrants. Each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price to (i) 125%, times (ii) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company), subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations.

Note 15 Options

On February 16, 2021, the Company cancelled all the Series A Preferred shares and offered holders of Series A Preferred shares option agreements to purchase up to 300,000 shares of CZJ License, Inc., a wholly owned subsidiary of the Company at an option price of $10 per share. The option agreements are exercisable for a period of one year from the date of issuance.

At March 31, 2021, no options were exercised.

Note 16 Commitments

The Company entered into a one-year employment agreement with Jeffrey Canouse on September 28, 2020 as President and Chief Executive Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $8,000 for the remainder of the employment term or renewal term. Beginning on the first anniversary date of the initial salary increase and continue on each anniversary of the increase date, the base salary shall be increased by an amount not less than 5% times the base salary in effect, plus any additional amount as determined by the Company’s Board of Directors. As of March 31, 2021, Canouse had received $24,000 pursuant to his employment agreement (2020 - $34,000 in management fees, $24,000 of which was pursuant to the employment agreement).

The Company entered into a one-year employment agreement with Walter Hoelzel on September 29, 2020 as Chief Marketing Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $5,000 for the remainder of the employment term or renewal term. As of March 31, 2021, Hoelzel had received $15,000 pursuant to his employment agreement (2020 - $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement).

The Company entered into a one-year employment agreement with Stuart Sher on September 29, 2020 as Chief Creative Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company shall continue to pay his base salary for the remainder of the employment term or renewal term. As of March 31, 2021, Sher had received $15,000 pursuant to his employment agreement (2020 - $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement).

The Company entered into a consulting agreement with Virtue Development Company on September 29, 2020 for project consultancy. The consulting agreement is for 6 months with 6 months renewal options at the beginning of the 5th month. The monthly compensation is $4,250 and as at March 31, 2021, the Company had paid $12,750 (2020 - $12,750) in fees pursuant to this agreement.

The Company entered into a consulting agreement with Oscaleta Partners LLC on November 1, 2020 as project manager. The consulting agreement may be terminated by either party at the end of the initial 6 months term by giving 30 days written notice to the other party or at any time with cause. The monthly compensation is $25,000 and as of December 31, 2020, the Company incurred $75,000 in consulting fees. The consulting agreement with Oscaleta Partners LLC had been terminated.

The Company entered into a one-year consulting agreement with Bernt Ullmann on November 23, 2020 to provide market exposure services. The monthly compensation is $5,000 per month and as of March 1, 2021, the Company incurred $15,000 (2020 - $5,000) fees.

On February 17, 2021, the Company and its subsidiaries entered into a Security Agreement and a Guaranty Agreement with Arena Investors LP, for securing the loans evidenced by the $16.5 million notes to the Company. The Security Agreement includes all chattels, properties, equipment, inventory, documents, instruments, interests, stocks, securities, rights, grants, intellectual properties, general intangibles, records, cash, computer programs, all FCC licenses, contracts, agreements, and goods, etc. without limitation.

The Company entered into a one-year employment agreement with Henry Turner on May 15, 2021 as the Company’s Chief Technology Officer and Chief Operations Officer. Mr. Turner may be terminated at any time, with or without reason, with notice. His annual base compensation is $150,000.

Note 17 Subsequent Events

Subsequent to March 31, 2021, the Company is intending to amend the Articles of Incorporation to increase the Company’s authorized common stock, from the par value $0.001 to par value $0.0001 per share; and from 500,000,000 authorized shares to 6,000,000,000 authorized shares.

The Company is intending to change its name from “Madison Technologies, Inc.” to “Go.Tv, Inc.” to better reflect the Company’s future mission, vision and overall strategy.

The Company is in receipt of $1,584,000 from investors pursuant to private placement subscriptions for Series G Preferred Stock. The Company is raising $3,000,000 and issuing up to 3,000 Series G Preferred shares.

On April 7, 2021, the Company issued 1,500,000 common shares to Jeffrey Canouse, former CEO and director, in exchange for the transfer of the 100 Super Voting Preferred Series B shares to the current CEO and director, Philip Falcone.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

GENERAL

Madison was incorporated in the State of Nevada on June 15, 1998 under the name “Madison-Taylor General Contractors, Inc.” Effective May 24, 2004, Madison changed its name to “Madison Explorations, Inc.” by a majority vote of the shareholders. Effective March 9, 2015, Madison changed its name to “Madison Technologies Inc,” by a majority vote of the shareholders.

On September 16, 2016, pursuant to the terms of the Product License Agreement Madison was granted the exclusive rights to distribute Tuffy Pack’s product line of line custom inserts that provide a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests. Effective the fourth quarter of fiscal 2020 Madison abandoned the Tuffy Pack product line to focus on the deployment of the Luxurie Legs line of products

On July 17, 2020, the Company entered into an agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC. Luxurie Legs transferred all of its rights, title and interest in the License Agreement to the Company in exchange for the Company’s newly issued preferred convertible Series A stock. On March 23, 2021, the license agreement was transferred to CZJ Licensee Inc., our wholly-owned subsidiary.

On September 28, 2020, the Company entered into a share exchange agreement to acquire 51% interest of Posto Del Sole Inc., a jewelry designer company to further develop the Company’s existing brands and create new designer labels. As of March 31, 2021, the Company had not closed the acquisition of Posto Del Sole.. On May 3, 2021, the Company terminated the agreement to acquire Posto Del Sole.

On February 16, 2021, Madison entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.0001 per share (“Sovryn Common Shares”), pursuant to which the Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of the Company which was transferred by Jeffrey Canouse, the Company’s controlling shareholder and existing Chief Executive Officer (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of series E convertible preferred stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the “Equity Exchange”).See Form 8-K – Current Report filed February 23, 2021 for more details.

Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Convertible Note Exchange Agreements”) with the holders of our outstanding convertible notes (the “Convertible Notes”). Pursuant to Convertible Note Exchange Agreements, the holders of the Convertible Notes were issued, in exchange for their Convertible Notes, a total of 230,000 shares of our newly-designated Series D Convertible Preferred Stock. Our new Series D Convertible Preferred Stock is convertible into common stock at a ratio of 1,000 shares of common stock for each share of preferred stock held. Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Preferred Stock Exchange Agreements” and together with the Convertible Note Exchange Agreements, the “Exchange Agreements”) with the holders of our outstanding series A convertible preferred stock (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreements, the holders of the Series A Convertible Preferred Stock were issued, in exchange for their Series A Preferred Stock, options to purchase a majority of the outstanding shares of common stock of CJZ License, Inc., our wholly owned subsidiary.

On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which we pursuant to which it issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of series F convertible preferred stock (the “Series F Preferred Stock”).

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

On February 17, 2021, Sovryn, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with with NRJ TV II CA OPCO, LLC, a Delaware limited liability company (“OpCo”) and NRJ TV III CA License Co., LLC, a Delaware limited liability company (together with OpCo, “Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Asset Purchase Agreement, Sovryn will acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations owned by the Sellers (the “Acquired Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Acquired Stations (the “Asset Sale Transaction”). On April 19, 2021, Sovryn completed the Asset Sale Transaction. The purchase price for the Asset Sale Transaction consisted of a payment to the Sellers of $10,030,000, subject to certain adjustments, in cash.

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

Three months ended March 31, 2021 and September 30, 2020

Operating Expenses

Operating expenses increased by $491,829, or 98.8%, to $496,829 for the three months ended March 31, 2021 from $5,732 for the three months ended March 31, 2020. The increase was primarily the result of increased developments and operations from our businesses and due diligence for our recent asset purchases.

Amortized Interest

Amortized Interest increased by $133,200, or 100%, to $133,200 for the three months ended March 31, 2021 from $0 for the three months ended March 31, 2020. The increase was primarily the result of amortized interest from discounts of convertible notes payable to fund our operations.

Interest

Interest increased by $225,236, or 99%, to $226,748 for the three months ended March 31, 2021 from $1,512 for the three months ended March 31, 2020. The increase was primarily the result of interest on convertible notes payable to fund our operations.

Net Loss

Net Loss increased by $849,668, or 99%, to $856,777 for the three months ended March 31, 2021 from $7,109 for the three months ended March 31, 2020. The increase was primarily the result of increased activities in developing and operating our businesses, and due diligence to acquire our recent asset purchases.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2021, Madison had cash and cash equivalents of $15,447,613 and a working capital surplus of $14,843,515, compared to cash and cash equivalents of $77,209 and working capital deficit of $533,548 as at December 31, 2020.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of March 31, 2021, our principal source of liquidity was our cash, which totaled $14,412,892 and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Net Cash Used in Operating Activities

Madison used cash of $1,136,599 in operating activities during the first three months of fiscal 2021 compared to cash used of $14,504 in operating activities during the same period in the previous fiscal year. The increase was primarily the result of advancing $1 million for the deposit for the asset purchase between Sovryn and NRJ TV II CA OPCO.

Net Cash Provided (Used in) Investing Activities

No cash was used in investing activities for the first three months of fiscal 2021 and during the same period in fiscal 2020.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities of $15,540,000 for the first three months of fiscal 2021, were from the proceeds of the Arena financing in February 2021, from proceeds from convertible notes payable and from proceeds of share subscriptions received compared to cash used of $20,000 in financing activities during the same period in the previous fiscal year.

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

Use of estimates

The preparation of the consolidated interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Change in significant accounting policies

There has been no change in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. On August 5, 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt. The standard is effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2023. Management is reviewing this standard as it believes this may impact on its financial reporting Management does not believe that other any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

As part of the agreement with Arena, the Company issued 192,073,016 warrants. Each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price to (i) 125%, times (ii) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company), subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations.

The Series F Preferred Stock have no voting rights and shall convert into 4.9% of our issued and outstanding shares of common stock on a fully diluted basis upon Shareholder Approval. The Series F Preferred Stock was issued but not converted to common shares as of the date of this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: May 24, 2021	By:
	Name:	Philip A. Falcone
	Title:	CEO
(Principal Executive Officer and Principal Financial and Accounting Officer)

-28-