Form 10-K/A
period 2020-12-31
Madison Technologies Inc.
filed 2021-06-23
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2020

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ___________ to___________

Commission file number 000-51302

madison Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 30th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-339-5888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCQB

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

EXPLANATORY NOTE

Madison Technologies, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 8-K/A (the “First Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021 (the “Original Report”) to amend and restate the filing in its entirety and to, among other things, (i) include disclosure of the exchange of our series A preferred stock and convertible debt for shares of preferred stock of CZJ License, Inc, our wholly owned subsidiary which was inadvertently not included, (ii) include disclosure about certain legal proceedings regarding Mr. Falcone which was inadvertently not included, (ii) update our security ownership table to include our preferred stock that was issued in February 2021 which was inadvertently not included and (iv) attach exhibits which were previously referenced in our Current Report on Form 8-K filed with the SEC on February 23, 2021. Except as described above, no other information in the Original Filing has been updated and this First Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing.

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

On February 16, 2021, Madison Technologies Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.0001 per share (“Sovryn Common Shares”), pursuant to which the Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of the Company which was transferred by Jeffrey Canouse, the Company’s controlling shareholder and existing Chief Executive Officer (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of series E convertible preferred stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the “Equity Exchange”).See Form 8-K – Current Report filed February 23, 2021 for more details

Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Convertible Note Exchange Agreements”) with the holders of our outstanding of convertible promissory notes (the “Convertible Notes”). Pursuant to Convertible Note Exchange Agreements, the holders of the Convertible Notes were issued, in exchange for their Convertible Notes, a total of 230,000 shares of our newly-designated Series D Convertible Preferred Stock. Our new Series D Convertible Preferred Stock is convertible into common stock at a ratio of 1,000 shares of common stock for each share of preferred stock held. Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Preferred Stock Exchange Agreements” and together with the Convertible Note Exchange Agreements, the “Exchange Agreements”) with the holders of our outstanding series A convertible preferred stock (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreements, the holders of the Series A Convertible Preferred Stock were issued, in exchange for their Series A Preferred Stock, options to purchase a majority of the outstanding shares of common stock of a newly to be formed wholly owned subsidiary of the Company to be called CJZ License, Inc.

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

Madison plans to conduct its operations from the office of its chief executive officer without paying any rent until Madison is in a position to commence and expand operations.

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

Madison Technologies Inc.	Form 10-K - 2020	Page 18

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

Madison Technologies Inc.	Form 10-K - 2020	Page 19

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Each director of Madison holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Madison’s management team is listed below.

Officer’s Name	Madison Technologies Inc.
Philip Falcone	CEO and Director

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

Officer’s Name	Madison Technologies Inc.
Warren Zenna	Director Nominee

Mr. Zenna, is the founder of Zenna Consulting Group a strategic advisory that develops and executes marketing strategies for B2B tech firms. Mr Zenna is currently a revenue and marketing consultant for companies looking for insights into developing sales, marketing and business growth strategies, he current clients include Equinox, DailyPay, EngageDBR, Semcasting and AdvancedContextual. Mr. Zenna’s appointment as a member of the Board of Directors of the Company is subject to the Company’s compliance with Rule 14f-1 under the Exchange Act, which was not satisfied as of the date of this Annual Report.

Madison Technologies Inc.	Form 10-K - 2020	Page 20

Officer’s Name	Madison Technologies Inc.
Jeffrey Canouse	Director and Chief Compliance Officer, Corporate Secretary

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

Certain Legal Proceedings involving Mr. Falcone

On September 16, 2013, the United States District Court for the Southern District of New York entered a final Judgment (the “Final Judgment”) approving a settlement between the SEC and Harbinger Capital, Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Philip A. Falcone (collectively, the “HCP Parties”), in connection with two civil actions previously filed against the HCP Parties by the SEC. One civil action alleged that Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Mr. Falcone violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleged that Harbinger Capital and Mr. Falcone violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors.

The Final Judgment barred and enjoined Mr. Falcone for a period of five years (after which he may seek to have the bar and injunction lifted) from acting as or being an associated person of any “broker,” “dealer,” “investment adviser,” “municipal securities dealer,” “municipal adviser,” “transfer agent,” or “nationally recognized statistical rating organization.” During the period of the bar, Mr. Falcone may remain associated with Harbinger Capital and certain other Harbinger Capital-related entities; provided that, during such time, Mr. Falcone’s association will be limited as set forth in the Final Judgment. The HCP Parties must take all actions reasonably necessary to expeditiously satisfy all redemption requests of investors in the Harbinger Capital-related funds, which may include the orderly disposition of Harbinger Capital-related fund assets. In addition, during the bar period, the HCP Parties and certain Harbinger Capital-related entities may not raise new capital or make capital calls from existing investors. The Final Judgment required the HCP Parties to pay disgorgement, prejudgment interest, and civil penalties totaling approximately $18 million. In addition, certain of the activities of the HCP Parties at the Harbinger Capital-related funds were subject to the oversight of an independent monitor for two years.

Additionally, on October 7, 2013, HRG, Fidelity & Guaranty Life (f/k/a, Harbinger F&G, LLC, “FGL”), a subsidiary of  HRG Group, Inc. (f/k/a Harbinger Group Inc.., an entity in which Mr. Falcone use to serve as CEO and a director, “HRG”), Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), a subsidiary of FGL, and Mr. Falcone delivered a commitment (the “NYDFS Commitment”) to the New York State Department of Financial Services (“NYDFS”) pursuant to which Mr. Falcone agreed for a period of up to seven years that he will not, directly or indirectly, individually or through any person or entity, exercise control (within the meaning of New York Insurance Law Section 1501(a)(2)) over FGL NY Insurance or any other New York-licensed insurer. In connection with the NYDFS Commitment, neither Mr. Falcone nor any employee of Harbinger Capital, may (i) serve as a director or officer of FGL or (ii) be involved in making investment decisions for FGL’s portfolio of assets or any funds withheld account supporting credit for reinsurance for FGL. The NYDFS Commitment provides that: (i) Mr. Falcone may continue to own any direct or indirect interest in HRG and serve as an officer or director of HRG and (ii) HRG may continue to own any direct or indirect interest in FGL NY Insurance and any other New York-licensed insurer. Any other activities related solely to FGL (other than FGL NY Insurance) are not prohibited and HRG executives may continue to serve on FGL’s board of directors. In addition, in connection with its re-domestication to Iowa, on October 7, 2013, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), a subsidiary of FGL, agreed to the conditions set by the Iowa Insurance Commissioner that neither Mr. Falcone nor any employees of Harbinger Capital may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the Iowa Insurance Division lift this restriction after five years) and neither Mr. Falcone nor Harbinger Capital will be involved in making investment decisions for FGL Insurance or any funds withheld account that supports credit for reinsurance for FGL Insurance for five years. Our Insurance Company is not licensed to operate in New York State, and does not currently operate in New York State; therefore, the ban does not apply to our Insurance Company.

In addition, Mr. Falcone is a named defendant in litigation in connection with certain personal financial matters. The Company understands that Mr. Falcone continues to vigorously pursue his defense in connection with these matters, which may be time consuming and may result in the loss of certain shares of his investment in the Company.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Madison to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Madison. Based solely on Madison’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2020 were not met since our executive officers and directors have not filed any Forms 3, 4 or 5s..

Madison Technologies Inc.	Form 10-K - 2020	Page 21

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

Madison Technologies Inc.	Form 10-K - 2020	Page 22

Item 11. Executive Compensation.

Madison has paid the following compensation to its named executive officers and managers during its fiscal year ended December 31, 2020.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Jeffrey Canouse President July 2020 – February 2021 Director February 2021- to present	2020	34,000	nil	nil	nil	nil	nil	Nil	34,000

Joseph Gallo	2020	nil	nil	nil	nil	nil	nil	nil	nil
President	2019	nil	nil	nil	nil	nil	nil	nil	nil
Mar 2018 – July 20, 2020

Since Madison’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Madison Technologies Inc.	Form 10-K - 2020	Page 23

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2021, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;

●	each of our current directors and nominees;

●	each of our current named executive officers; and

●	all current directors and named executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal shareholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Class(1)	Series B Convertible Preferred Stock Beneficial Ownership	Percent of Class(2)	Series E Convertible Preferred Stock Beneficial Ownership	Percent of Class(3)
Named Executive Officers and Directors:
Philip A. Falcone(4)	-	-	100	100%	800	80%
Warren Zenna	-	-	-	-	-	-
Jeffrey Canouse	6,177,000	26.3%	-	-	-	-
Henry Turner	-	-	-	-	-	-
All executive officers and directors as a group (four persons)	-	-	-	-	-	-

Other 5% Shareholders:
FFO I Trust(5)	-	-	100	100%	400	40%
FFO II Trust(6)	-	-	-	0	400	40%
KORR Value, LP(7)	-	-	-	-	200	20%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is Madison Technologies, Inc., 450 Park Avenue, 30th Floor, New York, NY 10022.

(2)	Series B Convertible Preferred Stock has the right to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. The shares of Series B Preferred Stock will carry a number of votes equal to 51% (representing majority voting power) of all voting shares of every class, including 51% of all of the issued and outstanding shares of common stock on the date of any shareholder vote, such that the holders of Series B Preferred Stock shall always possess the majority of voting rights, and shall always out vote all holders of common stock.

(3)	The 1,000 shares of Series E Convertible Preferred Stock is convertible into a number of shares of common stock equal to 56.38% of our capital stock on a fully diluted basis on the date of conversion (approximately 2,305,000,000 shares of common stock as of the Closing Date), and is entitled to vote on an as converted basis until conversion.

(4)	Includes (i) 100 shares of Series B Preferred Stock held by FFO 1 2021 Irrevocable Trust, (ii) 400 shares of Series E Convertible Preferred Stock held by each of FFO 1 2021 Irrevocable Trust and FFO 2 2021 Irrevocable Trust. Philip A. Falcone, the Chief Executive Officer and a director of the Company, as a trustee of the FFO I Trust, has the sole voting and shared dispositive power over the shares held by the FFO I Trust, and Lisa Falcone, the wife of Mr. Falcone, as the trustee of the FFO II Trust, has shared voting and dispositive power over the shares held by the FFO II Trust.

(5)	Philip A. Falcone, the Chief Executive Officer and a director of the Company, as trustee of the FFO I Trust, has the sole voting and shared dispositive power over the shares held by the FFO I Trust. The address for the FFO I Trust is c/o Harbinger Capital, 430 Park Avenue, 30th Floor, New York, NY 10022.

(6)	Lisa Falcone, the wife of Philip A. Falcone, the Chief Executive Officer and a director of the Company. As the trustee of the FFO II Trust, Lisa Falcone has shared voting and dispositive power over the shares held by the FFO II Trust. The address for each the FFO II Trust is c/o Harbinger Capital, 430 Park Avenue, 30th Floor, New York, NY 10022.

(7)	Kenneth Orr is the president of KORR Value, LP, and in such capacity, may be deemed to have voting and dispositive power with respect to such shares. KORR Value, LP and Mr. Orr disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison, with the exceptions set forth below.

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

Madison Technologies Inc.	Form 10-K - 2020	Page 24

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

Madison Technologies Inc.	Form 10-K - 2020	Page 25

(c) Director independence

Madison’s board of directors currently consists of Phillip Falcone and Jeffrey Canouse. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Madison’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of Madison’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Madison in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Madison’s stock will not preclude a director from being independent.

In applying this definition, Madison’s board of directors has determined that no director currently qualifies as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

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

Madison Technologies Inc.	Form 10-K - 2020	Page 26

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

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

(b) Exhibits

The following documents are included as exhibits to this report

Exhibit No.	Exhibit Description

2.1	Acquisition Agreement, ratified July 17, 2020 and Officers Certificates for Madison Technologies, Inc. and Luxurie Legs, LLC dated July 17, 2020 filed as an exhibit to Madison’s Current Report on Form 8-K filed on July 17, 2020, and incorporated herein by reference.

2.2

Acquisition Agreement dated September 25, 2020 for Fifty-One percent (51%) of the total outstanding shares of Posto Del Sole, Inc. filed as an exhibit to Madison’s registration statement on Form S-1/A filed on December 7, 2020, and incorporated herein by reference.

2.3	Share Exchange Agreement dated February 16, 2021 by and among Madison Technologies, Inc., Sovryn Holdings, Inc. and the shareholders of Sovryn Holdings, Inc.

2.4	First Amendment to the July 17, 2020 Acquisition Agreement, dated March 23, 2021 by and between Madison Technologies, Inc., CZJ License, Inc. and Luxurie Legs, LLC

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.

3.3	Certificate of Amendment to the Articles of Incorporation, dated March 3, 2015, filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference

3.4	Certificate of Amendment to the Articles of Incorporation, dated July 28, 2020, filed as an Exhibit to Madison’s current report on Form 8-K filed August 7, 2020, and incorporated herein by reference.

3.5	Certificate of Designation for the Series A Convertible Preferred Stock, dated July 28, 2020, filed as an Exhibit to Madison’s current report on Form 8-K filed August 7, 2020, and incorporated herein by reference.

3.6	Certificate of Designation for the Series B Convertible Preferred Stock, dated July 28, 2020, filed as an Exhibit to Madison’s current report on Form 8-K filed August 7, 2020, and incorporated herein by reference.

3.7	Certificate of Designation for the Series C Convertible Preferred Stock, dated February 11, 2021.

3.8	Certificate of Designation for the Series D Convertible Preferred Stock, dated March 26, 2021.

3.9	Certificate of Designation for the Series E Convertible Preferred Stock, dated March 26, 2021.

3.10	Certificate of Designation for the Series F Convertible Preferred Stock, dated March 26, 2021.

3.11	Certificate of Designation for the Series G Convertible Preferred Stock, dated March 26, 2021.

4.1	Form of Secured Note issued in the February 2021 Private Placement

4.2	Form of Warrant issued in the February 2021 Private Placement

4.3	Description of Registrant’s Securities

10.1	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc., filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.

10.2	Share Purchase Agreement dated July 3, 2018 between Thomas Brady and Joseph Gallo, filed as an Exhibit to Madison’s current report on Form 8-K filed July 9, 2018 and incorporated herein by reference.

10.3	Share Assignment Agreement dated July 20, 2021 between Jeffrey Canouse and Joseph Gallo., filed as an exhibit to Madison’s Annual Report on Form 10-K filed on April 15, 2021, and incorporated herein by reference.

10.4	Share Transfer Agreement dated February 16, 2021 between Madison Technologies, Inc. and Jeff Canouse

10.5	Form of Exchange Agreement with the Convertible noteholders and Series A Preferred Stock Holders, dated February 16, 2021

10.6	Securities Purchase Agreement, dated February 17, 2021, by and between the Company and the investors signatory thereto

10.7	Registration Rights Agreement, dated February 17, 2021, by and between the Company and the investors signatory thereto

10.8	Security Agreement, dated February 17, 2021, by and between the Company and the investors signatory thereto

10.9	Guaranty Agreement, dated February 17, 2021, issued to the February 2021 Investors.

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Madison Technologies Inc.	Form 10-K - 2020	Page 27

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ PhilipFalcone
Name:	Philip Falcone
Title:	Director and CEO
Dated:	June 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Philip Falcone	Chief Executive Officer, Director Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer	June 23, 2021
Philip Falcone

/s/ Henry Turner	Chief Technology Officer	June 23, 2021
Henry Turner

/s/ Jeff Canouse	Chief Compliance Officer and Corporate Secretary	June 23, 2021
Jeff Canouse

/s/ Warren Zenna	Director	June 23, 2021
Warren Zenna