Form 10-Q
period 2021-06-30
Madison Technologies Inc.
filed 2021-09-23
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2021

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 17, 2021
Common Stock - $0.001 par value	24,972,565

MADISON TECHNOLOGIES INC.

(UNAUDITED)

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED Balance Sheets

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$5,640,797	$9,491
Accounts receivables	80,766
Prepaid expenses and Deposits	45,653	67,718
Due from related party – Note 15	85,388	-
	5,852,604	77,209
Intangible Assets – Note 3	9,089,113	433,407
Equipment, net – Note 5	674,043	-
Inventory – Note 6	146,324	-
Investments – Note 7, Note 12	372,500	-
Operating lease right-of-use assets, net – Note 8	695,858	-
Goodwill – Note 4	6,504,326	-
Total Assets	$23,334,768	$510,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued charges – Note 9	$530,002	$61,779
Customer Deposits	78,812	-
License fee payable – Note 10	33,500	33,500
Current portion of lease liabilities – Note 8	81,947	-
Demand notes and accrued interest payable – Note 13	-	20,486
Convertible notes payable – Note 14	-	494,992
Interest payable on convertible notes – Note 15	453,750	-
	1,178,011	610,757
Long term portion of lease liability obligations – Note 8	623,858	-
Long term convertible notes – Note 15	15,151,122	57,759

Total liabilities	16,952,991	668,516

STOCKHOLDERS’ EQUITY (DEFICIIT)
Capital Stock: (Note 17 and 18)
Preferred Shares – 50,000,000 shares authorized, $0.001 par value
Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, Nil shares issued and outstanding	$-	$93
Preferred Shares - Series B, $0.001 par value; Super Voting 100 shares designated, 100 shares issued and outstanding	-	-
Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, none issued	-	-
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 230,000 shares issued and outstanding	230	-
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 1,000 shares issued and outstanding	1	-
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 1,000 shares issued and outstanding	1	-
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 3,000 shares designated, none issued	-	-
Common Shares - $0.001 par value; 500,000,000 shares authorized 24,972,565 shares issued and outstanding (Dec 31, 2020 - 23,472,565 shares)	24,972	23,472
Additional Paid in Capital:
Preferred shares Series A	-	343,001
Preferred shares Series D	667,984	-
Preferred shares Series E	4,225,061	-
Common Shares	1,331,570	959,976
Shares subscribed	4,173,000	-
Accumulated deficit	(4,041,042)	(1,484,442)
Total stockholders’ equity (deficit)	6,381,777	(157,900)
Total liabilities and stockholders’ equity (deficit)	$23,334,768	$510,616

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED STATEMENTS of Operations

(UNAUDITED)

	For the three	For the three	For the six.	For the six
	Months Ended	Months Ended	Months Ended	Months Ended
	Jun 30, 2021	Jun 30, 2020	Jun 30, 2021	Jun 30, 2020

Revenues
Sales	$296,025	$199	$296,025	$954
Cost of sales	-	(113)	-	(732)

Gross Margin	296,025	86	296,025	222

Operating Expenses
Amortization	179,789	-	215,073	-
Amortized right of use assets	19,370	-	19,370	-
Consulting fees	216,750	-	279,500	-
General and administrative	146,970	7,863	159,903	11,869
Lender fees	285,583	-	285,583	-
Management fees	182,077	-	206,077	-
Marketing and product development	109,289	-	178,535	-
Professional fees	264,938	1,829	523,719	3,469
Royalties	34,210	-	68,045	-

Total operating expenses	1,438,976	9,692	1,935,805	15,338

Loss before other expense	(1,142,951)	(9,606)	(1,639,780)	(15,116)

Other Items
Amortized interest	(103,122)	-	(236,322)	-
Interest	(453,750)	(1,561)	(680,498)	(3,073)

Net loss and comprehensive loss	$(1,699,823)	$(11,167)	$(2,556,600)	$(18,189)

Net loss per share-Basic and diluted	$(0.072)	$(0.001)	$(0.106)	$(0.001)

Average number of shares of common stock outstanding	23,748,881	18,757,565	24,168,698	18,757,565

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(UNAUDITED)

	Number of Shares
	Preferred	Preferred	Preferred	Preferred	Preferred
	Series A	Series B	Series D	Series E	Series F	Common
Balance, December 31, 2020	92,999	100	-	-	-	23,472,565
Cancellation of Preferred Series A	(92,999)	-	-	-	-	-
Conversion of debt to Preferred Series D	-	-	230,000	-	-	-
Shares issued for assets – Series E	-	-	-	1,000	-	-
Shares issued for convertible note – Series F	-	-	-	-	1,000	-
Shares issued for voting control – Series B	-	-	-	-	-	1,500,000
Shares subscriptions received – Series G	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-
Balance, June 30, 2021	-	100	230,000	1,000	1,000	24,972,565

	Amount
	Pref	Pref	Pref	Pref	Pref
	Series A	Series B	Series D	Series E	Series F	Common
Balance, December 31, 2020	$93	$-	$-	$-	$-	$23,472
Cancellation of Preferred Series A	(93)	-	-	-	-	-
Conversion of debt to Preferred Series D	-	-	230	-	-	-
Shares issued for acquisition of assets – Series E	-	-	-	1	-	-
Shares issued for convertible notes – Series F	-	-	-	-	1	-
Equity portion on convertible debt issued	-	-	-	-	-	-
Shares issued for voting control – Series B	-	-	-	-	-	1,500
Share subscriptions received – Series G	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-
Balance, June 30, 2021	$-	$-	$230	$1	$1	$24,972

	Additional Paid In Capital
	Pref	Pref	Pref	Pref	Pref		Shares	Accumulated
	Series A	Series B	Series D	Series E	Series F	Common	Subscribed	Deficit	Total
Balance, December 31, 2020	$343,001	$-	$-	$-	$-	$959,976	$-	$(1,484,442)	$(157,900)
Cancellation of Preferred Series A	(343,001)	-	-	-	-	343,094	-	-	-
Conversion of debt to Preferred Series D	-	-	667,984	-	-	-	-	-	668,214
Shares issued for assets – Series E	-	-	-	4,225,061	-	-	-	-	4,225,062
Shares issued for convertible notes – Series F	-	-	-	-	-	-	-	-	1
Equity portion on convertible debt issued	-	-	-	-	-	30,000	-	-	30,000
Shares issued for voting control – Series B	-	-	-	-	-	(1,500)	-	-	-
Share subscriptions received – Series G	-	-	-	-	-	-	4,173,000	-	4,173,000
Net loss for the period	-	-	-	-	-	-	-	(2,556,600)	(2,556,600)
Balance, June 30, 2021	$-	$-	$667,984	$4,225,061	$-	$1,331,570	$4,173,000	$(4,041,042)	$6,381,777

			Additional
	Common		Paid In	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, December 31, 2019	18,057,565	$18,057	$197,845	$-	$(574,279)	$(358,377)
Net loss for the period	-	-	-	-	(18,189)	(18,189)

Balance, June 30, 2020	18,057,565	$18,057	$197,845	$-	$(592,468)	$(376,566)

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

interim consolidated Statements of cash flows

(Unaudited)

	For the six	For the six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net loss for the period	$(2,556,600)	$(18,189)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	234,443	-
Amortized interest	236,322	-
Interest on lease	16,953	-
Accrued interest on notes payable	463,706	3,073
Foreign exchange on notes payable	(179)	(1,655)
Changes in non-cash working capital items:
Accounts receivables	(80,666)	-
Prepaid expenses	22,065	(18,822)
Due from related party	(85,388)	-
Accounts payable and accrued charges	468,223	1,742
Customer deposits	78,812	-
Lease payments	(26,376)	-
Net cash used in operating activities	(1,228,685)	(33,851)

Cash flows from investing activities:
Inventory	(146,324)	-
Intangible assets	(8,859,951)	-
Equipment	(684,871)	-
Deposits on Investments	(372,500)	-
Goodwill	(2,279,364)	-
	(12,343,010)	-

Cash flows from financing activities:
Proceeds from convertible notes issued	15,030,000	-
Shares subscriptions received but not issued	4,173,000	-
Shares for Debts - Series F	1	-
Proceeds from notes payable	-	37,500
Net cash provided by financing activities	19,203,001	37,500

Net increase in cash	5,631,306	3,649
Cash, beginning of year	9,491	1,366
Cash, end of year	$5,640,797	$5,015

Note 22 Additional cash flow information

SUPPLEMENTAL DISCLOSURE

Interest paid	$216,792	$-
Taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2021

Note 1 Nature and Continuance of Operations

The Company was incorporated on June 15, 1998 in the State of Nevada, USA and the Company’s common shares are publicly traded on the OTC Markets OTCQB.

Up until fiscal 2014, the Company (“Madison”) was in the business of mineral exploration. On May 28, 2014, the Company formalized an agreement whereby it purchased assets associated with a smokeless cannabis delivery system. The Company planned to develop this system for commercial purposes. On December 14, 2014, this asset purchase agreement was terminated.

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

On February 16, 2021, the Company entered into a share exchange agreement to acquire 100% interest of Sovryn Holdings Inc. by issuing 1,000 Preferred Series E shares, making Sovryn Holdings Inc. a wholly owned subsidiary of the Company. At the same time, the Company settled all debts including loans, convertible notes and accrued interest by issuing 230,000 Preferred Series D shares.

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

During the quarter ended June 30, 2021, the shareholders of the Company approved to amend the Articles of Incorporation to change its name from Madison Technologies, Inc. to Go.TV, Inc. At the same time, to also amend and restate the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 500,000,000 shares to 6,000,000,000 shares. At the date of this report, the name change and amendment to increase the authorized capital of the Company is pending on regulatory approval.

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States or “US GAAP” applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company had not yet achieved profitable operations, had accumulated losses of $4,041,042 since its inception and expects to incur further losses in the development of its business, all of which casts doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company entered into a number of agreements that provided financing. That said, there is no assurance that the businesses being funded by this additional debt will ultimately be successful.

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

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its two wholly owned subsidiaries, CZJ License, Inc. (“CZJ”) and Sovryn Holdings, Inc. (“Sovryn”)

Use of estimates

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

Revenue Recognition

Revenues derived from the leasing of television station channels are recognized when services are provided. These revenues are billed in advance, arrears and/or are prepaid. The performance obligation is the monthly services rendered. At the moment, the Company has one main revenue source which is leasing of television channels. Where there is a leasing contract for channels, the Company bills monthly for its services as rendered. Where there is no contract, the revenue is recognized as provided.

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2021, the Company believes there are no receivables considered uncollectible.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard April 19, 2021. The Company has elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business of CZJ, Sovryn and Madison Technologies Inc. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels, and rental of television stations. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As at June 30, 2021, the Company reported revenues for its rental of radio stations.

For the six
months ended
Jun 30, 2021
Net Sales
Madison Technologies Inc.	$-
Sovryn Holdings Inc.	296,025
CZJ License Inc.	-
Total Sales	$296,025

Total Assets
Madison Technologies Inc.	$9,373,786
Sovryn Holdings Inc.	13,451,820
CZJ License Inc.	509,162
Total Assets	$23,334,768

Change in significant accounting policies

There has been no change in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended December 31, 2020 except the ones disclosed here.

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

Note 3 Intangible Assets

The Company has several classes of intangible assets. Except for Federal Communication Commission Licenses (“FCC”), the following intangible assets have finite useful lives and are amortized on a straight-line basis over their useful lives. Amortization starts when the asset is available for use. FCC licenses are considered indefinite-lived intangible assets which are not amortized but instead are tested at least annually for impairment.

	June 30, 2021			December 31, 2020
	Cost	Depreciation	Net	Cost	Depreciation	Net
Tuffy Packs, LLC License	$50,000	$50,000	$-	$50,000	$50,000	$-
Website for Casa-Zeta Jones Brand	10,000	-	10,000	10,000	-	10,000
Domain Name – Go.TV	100,000	-	100,000	-	-	-
Customer lists	1,360,250	133,677	1,226,573	-	-	-
Casa Zeta-Jones Brand License	488,094	135,255	352,839	488,094	64,687	423,407
Licenses	7,399,701	-	7,399,701	-	-	-

	$9,408,045	$318,932	$9,089,113	$548,094	$114,687	$433,407

Note 4 Goodwill

Goodwill has been recorded on investment purchases where the value of the investment is greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. Goodwill was recorded on the following investments:

Purchase of 100% of the common shares of Sovryn Holdings, Inc.	$4,224,962
KNLA- KNET acquisition	1,570,734
KVVV acquisition	708,630
Total	$6,504,326

Note 5 Equipment

Equipment are amortized over their useful lives.

		Cost	Depreciation	Net
Transmitter	10 years	$376,815	$6,530	$370,285
Antenna	10 years	$103,275	$1,575	$101,700
Tech Equip	5 years	$204,782	$2,724	$202,058
		$684,872	$10,829	$674,043

Note 6 Inventory

Inventory consists of deposits for tooling, product tubes and bottles for the CZJ product lines. Inventories are stated at the lower of cost or net realizable value. As at June 30, 2021, inventory was $146,324.

Note 7 Investments

Investments consists of deposits for the acquisitions of various television stations for which Sovryn has entered into and have not closed. As at June 30, 2021, the Company escrowed a total of $372,500. As described in Note 11 Asset Purchase, $285,000 was escrowed for the W27EB Acquisition and $87,500 in the KYMU Acquisition.

Note 8 Right of Use Assets

Sovryn has four (4) operating leases ranging from a period of 34 months to a period of 220.5 months. The annual interest rate used was 15%. As at June 30, 2021, the remaining right of use assets are as follows:

			Accumulated
		Amount	Amortization	Net
Tower lease - 1	54.5 mths	$266,442	$12,222	$254,220
Tower lease - 2	34 mths	113,063	3,326	109,737
Generator lease	54.5 mths	55,639	2,552	53,087
Studio lease	220.5 mths	280,084	1,270	278,814
		$715,228	$19,370	$695,858

The remaining lease liability at June 30, 2021 was $705,805. The current portion of the lease liability was $81,947 and the non-current portion of the lease liability was $623,858.

2022	$182,421
2023	188,098
2024	180,708
2025	150,839
2026	83,061
Remaining	653,725
Lease obligations, net	1,438,852
Amt representing interest	733,047
705,805
Less current portion	81,947
Non-current lease obligation	$623,858

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2021 are summarized below:

	Jun 30, 2021	Dec 31, 2020
Audit fees	$5,800	$25,800
Accounting fees	6,000	8,100
Legal fees	192,843	25,118
Office expenses	49,775	335
Consulting fees	50,000	-
Lender’s fees	225,583	-
Management fees	-	3,000

Total	$530,001	$62,353

Note 10 License Agreements

A	The Company entered into an exclusive product license agreement on September 16, 2016 with Tuffy Packs, LLC, a Texas corporation, to sell Ballistic Panels in certain countries, essentially in Europe. The license was for a period of two years and may be renewed for successive terms of two years each. The payment terms for the license was as follows:

1.	$10,000 payable within seven days after the effective date;
2.	An additional $15,000 payable within 30 days after the effective date; and
3.	A final payment of $25,000 payable within 90 days of the effective date.

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

Note 11 Securities Exchange Agreements

Sovryn Holdings, Inc.

The Company entered into a Securities Exchange Agreement on February 16, 2021 with Sovryn, a Delaware corporation and acquire 100% of the shares of Sovryn in exchange for i) 100 shares of Series B Preferred Stock of the Company to be transferred by Jeffrey Canouse, the Company’s CEO to a designee of Sovryn and ii) 1,000 shares of Series E Convertible Preferred Stock. Upon the effectiveness of an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, from par value $0.001 to par value $0.0001 per share, from 500,000,000 shares to 6,000,000,000 shares, all shares of Series E Convertible Preferred Stock issued to the shareholders shall automatically convert into approximately 2,305,000,000 shares of common stock of the Company. The Series E Convertible Preferred Stock votes on an as-converted basis with the common stock prior to their conversion. The Series E Preferred Stock shall represent approximately 59% of the fully diluted shares of common stock of the Company after the closing of the transactions contemplated by the Securities Purchase Agreement. The valuation for the Preferred Series E shares was determined to be $4,225,062 (See Note 11). The valuation recorded was based on the market value of the shares of the Company at the date the transaction was exchanged. The transaction was recorded as an asset purchase and the Company recorded goodwill of $4,224,962 which was based on the market value of the shares the Company exchanged at the date of the transaction. The Preferred Series E shares have not been converted to common stock shares as of the date of this report.

Posto Del Sole, Inc.

The Company entered into a Securities Exchange Agreement on September 25, 2020 with Posto Del Sole Inc. (“PDS”) a New York corporation, to acquire 51% of the shares of PDS and in return, the Company will issue 10,000 Preferred Series C shares. (See Note 11). As part of the agreement, the Company is to provide monthly investments to a total aggregate of $1,000,000 during the twelve-month period following the closing. PDS had 60 days from closing to provide the necessary financial statements and notes in order to satisfy regulatory requirements and disclosures. As at December 31, 2020 PDS had not provided any such information, the Securities Exchange Agreement had not closed and as a result, the Company wrote off advances of $165,000 that were made to PDS in anticipation of closing. The Company has rescinded the agreement and has no plans to move forward with the acquisition.

Note 12 Asset Purchase

KNLA-KNET Acquisition

On February 17, 2021, Sovryn entered into an asset purchase agreement (the “Asset Purchase Agreement”) with NRJ TV III CA OPCO, LLC, a Delaware limited liability company (“OpCo”) and NRJ TV III CA License Co., LLC, a Delaware limited liability company (together with OpCo, “Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Asset Purchase Agreement, Sovryn will acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations owned by the Sellers (the “Acquired Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Acquired Stations (the “Asset Sale Transaction”). As consideration for the Asset Sale Transaction, Sovryn has agreed to pay the Sellers $10,000,000, $2,000,000 of which was paid to Sellers upon execution of the Asset Purchase Agreement, as follows: (i) an escrow deposit of $1,000,000 to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Sellers (the “Escrow Fee”) and (ii) a non-refundable option fee of $1,000,000 (the “Option Fee”).

The closing of the Asset Sale Transaction (the “Closing”) was subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Acquired Stations, from Sellers to Sovryn (the “FCC Consent”). The Closing shall occur no more than five (5) business days following the later of (i) the date on which the FCC Consent has been granted and (ii) the other conditions to the Closing set forth in the Asset Purchase Agreement. The asset purchase was consummated on April 19, 2021.

KVVV Acquisition

On March 14, 2021 Sovryn entered into an asset purchase agreement (the “KVVV Asset Purchase Agreement”) with Abraham Telecasting Company, LLC, a Texas limited liability company (the “Houston Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVVV Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVVV-LD low power television station owned by the Houston Seller (the “Houston Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Houston Acquired Station (the “KVVV Asset Sale Transaction”). As consideration for the KVVV Asset Sale Transaction, Sovryn has agreed to pay the Houston Seller $1,500,000 in cash, $87,500 of which was paid to the Houston Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Houston Seller (the “KVVV Escrow Fee”).

The closing of the KVVV Asset Sale Transaction (the “KVVV Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Houston Acquired Station, from the Houston Seller to Sovryn (the “Houston FCC Consent”). The KVVV Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Houston FCC Consent has been granted and (ii) the other conditions to the KVVV Closing set forth in the KVVV Asset Purchase Agreement. The closing of the KVVV Asset Sale Transaction consummated on June 1, 2021.

KMYU Acquisition

On March 29, 2021, Sovryn, entered into an asset purchase agreement (the “KYMU Asset Purchase Agreement”) with Seattle 6 Broadcasting Company, LLC, a Washington limited liability company (the “Seattle Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KYMU Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KYMU-LD low power television station owned by the Seattle Seller (the “Seattle Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Seattle Acquired Station (the “KYMU Asset Sale Transaction”). As consideration for the Seattle Asset Sale Transaction, Sovryn has agreed to pay the Seattle Seller $1,750,000, $87,500 of which was paid to the Seattle Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Seattle Seller (the “Seattle Escrow Fee”).

The closing of the KYMU Asset Sale Transaction (the “KMYU Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Seattle Acquired Station, from Seattle Seller to Sovryn (the “Seattle FCC Consent”). The Seattle Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Seattle FCC Consent has been granted and (ii) the other conditions to the KMYU Closing set forth in the KMYU Asset Purchase Agreement. As at June 30, 2021, the transaction has not closed.

W27EB Acquisition

On June 9, 2021, Sovryn entered into an asset purchase agreement (the “W27EB Asset Purchase Agreement”) with Local Media TV Chicago, LLC, a Delaware limited liability company (the “Chicago Seller”). Upon the terms and subject to the satisfaction of the conditions described in the W27EB Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the W27EB-LD low power television station owned by the Chicago Seller (the “Chicago Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Chicago Acquired Station (the “W27EB Asset Sale Transaction”). As consideration for the W27EB Asset Sale Transaction, Sovryn has agreed to pay the Chicago Seller $5,700,000 in cash, $285,000 of which was paid to the Chicago Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Chicago Seller (the “W27EB Escrow Fee”).

The closing of the W27EB Asset Sale Transaction (the “W27EB Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Chicago Acquired Station, from the Chicago Seller to Sovryn (the “Chicago FCC Consent”). The W27EB Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the Chicago FCC Consent has been granted and (ii) the other conditions to the W27EB Closing set forth in the W27EB Asset Purchase Agreement. As at June 30, 2021, the transaction has not closed.

KPHE Acquisition

On July 13, 2021, Sovryn entered into an asset purchase agreement (the “KPHE Asset Purchase Agreement”) with Lotus TV of Phoenix LLC, an Arizona limited liability company (the “Phoenix Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KPHE Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KPHE-LD low power television station owned by the Phoenix Seller (the “Phoenix Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Phoenix Acquired Station (the “KPHE Asset Sale Transaction”). As consideration for the KPHE Asset Sale Transaction, Sovryn has agreed to pay the Phoenix Seller $2,000,000 in cash, $100,000 of which was paid to the Phoenix Seller (subsequent to the period end) and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Phoenix Seller (the “KPHE Escrow Fee”).

The closing of the KPHE Asset Sale Transaction (the “KPHE Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Phoenix Acquired Station, from the Phoenix Seller to Sovryn (the “Phoenix FCC Consent”). The KPHE Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the Phoenix FCC Consent has been granted and (ii) the other conditions to the KPHE Closing set forth in the KPHE Asset Purchase Agreement.

KVSD Acquisition

On August 31, 2021, Sovryn entered into an asset purchase agreement (the “KVSD Asset Purchase Agreement”) with D’Amico Brothers Broadcasting Corp., a California company (the “San Diego Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVSD Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVSD-LD low power television station owned by the San Diego Seller (the “San Diego Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the San Diego Acquired Station (the “KVSD Asset Sale Transaction”). As consideration for the KVSD Asset Sale Transaction, Sovryn has agreed to pay the San Diego Seller $1,500,000 in cash, $75,000 of which was paid to the San Diego Seller (subsequent to the period end) and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the San Diego Seller (the “KVSD Escrow Fee”).

The closing of the KVSD Asset Sale Transaction (the “KVSD Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the San Diego Acquired Station, from the San Diego Seller to Sovryn (the “San Diego FCC Consent”). The KVSD Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the San Diego FCC Consent has been granted and (ii) the other conditions to the KVSD Closing set forth in the KVSD Asset Purchase Agreement.

Note 13 Note Payable

The Company had one note payable that was accruing interest at 5% per annum. The note was unsecured and matured on June 30, 2021. On February 16, 2021, the note and accrued interest was settled with Convertible Preferred Series D shares. Each Series D Convertible Preferred Stock shall be convertible into common stock of the Company at a ratio of 1,000 shares of common stock for each share of Series D Convertible Preferred Stock held.

	February 16, 2021	December 31, 2020

Note payable bearing interest at 5%	$20,000	$20,000
Accrued interest thereon	216	486
	$20,216	$20,486

Note 14 Convertible Notes and Accrued Interest Payable

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

Note 15 – Convertible Notes Payable and Interest Payable

Arena Investors LP convertible promissory notes

On February 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which it issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). In connection with the issuance of the Notes, the Company issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of series F convertible preferred stock (the “Series F Preferred Stock”).

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

At June 30,2021, the loan summary was:

Face	Loan	Amortized	Carrying	Accrued
Value	Proceeds	Interest	Value	Interest 11%	Total
$16,500,000	$15,00,0000	$151,122	$15,151,122	$453,750	$15,604,872

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

Note 16 Related Party

On September 28, 2020, the Company entered into a renewable employment agreement with the Jeff Canouse, former President and CEO of the Company as described in Note 20, Commitments. The former President is the CEO and sole director of CZJ License Inc., the Company’s wholly owned subsidiary. As of June 30, 2021, Mr. Canouse had received $48,000 pursuant to his employment agreement (2020 - $34,000 in management fees, $24,000 of which was pursuant to the employment agreement).

On April 7, 2021, the Company issued 1,500,000 common shares to Jeff Canouse in exchange for transferring his 100 shares of the Company’s Series B Preferred Stock to Phil Falcone. The shares were valued at $1,500.

The Company entered into a consulting agreement with a director of the Company, Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 through to December 31, 2021. The Company pays Zenna Consulting Group a monthly retainer of $15,000. As of June 30, 2021, the Company paid $57,000 in fees.

Philip Falcone is the President and CEO of the Company who currently holds 100 Series B Preferred Super Voting shares which he is entitled to 51% voting rights no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future, such that he shall always have majority voting control of the Company. Philip Falcone is also the CEO of Sovryn Holdings, Inc., the Company’s wholly owned subsidiary. At June 30, 2021, Mr. Falcone was paid $135,000 to his company, Green Rock LLC, for management fees. An aggregate of $85,388 was owing from Mr. Falcone for advances paid by the Company.

Note 17 Common Stock

During the period ended June 30, 2021, the Company issued 1,500,000 common shares to Jeff Canouse in exchange for transferring his 100 shares of the Company’s Series B Preferred Stock to Phil Falcone. The shares were valued at $1,500. (see Note 18)

The Company issued 192,073,016 warrants during the period ended June 30, 2021. (See Note 14) The warrants are exercisable for a period of 5 years from the date of issuance.

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

Note 18 Preferred Shares

Series A 3% Convertible Preferred Stock, par value $0.001 with a stated value of $100 per share

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

As at June 30, 2021, there were Nil Series A Preferred shares outstanding.

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

Series C 2% Convertible Preferred Stock, par value $0.001 with a stated value of $100 per share

There are 10,000 designated and authorized Series C 2% convertible preferred stock with a 9.99% conversion cap. Holders of Series C 2% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of 80% of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities nor shall the Company directly or indirectly pay or declare or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Each share of Series C 2% Convertible Preferred Stock may be convertible into 100 shares of Common Stock. (See Note 5)

As at June 30, 2021, no Series C Convertible Preferred shares were issued or outstanding.

Series D Convertible Preferred Stock, par value $0.001 with a stated value of $3.32 per share

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

As at June 30, 2021, 230,000 Series D Preferred Shares were issued but not converted.

Series E Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share

There are 1,000 designated and authorized Series E convertible preferred stock. There is a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series E are issued. Series E are ranked as a Senior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series E would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series E votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series E are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series E shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series E shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series E are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series F, (a) alter or change adversely the powers, preferences or rights given to the Series E or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

On September 16, 2021, the conversion rate for each share of Series E Preferred Stock was amended to equal (i)(a) 56.60% multiplied by, (b) the Fully-Diluted shares as of the Approval Date, divided by (ii) the total number of shares of Series E, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares shall be set as of, and shall not change after the Approval Date. Based on the current fully-diluted shares outstanding, this equates to 2,243,888,889 common shares. The Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all Options outstanding as of such date of exercise, divided by 0.4340.

On February 16, 2021, the Company entered into a Share Exchange Agreement with Sovryn Holdings Inc. (See Note 5). The Company issued 1,000 Series E convertible preferred shares to the shareholders of Sovryn Holdings Inc. valued at $4,225,062 (23,472,565 x $0.20 x 90%). The valuation was based on the market value of the shares of the Company at the date of the transaction.

As at June 30, 2021, 1,000 Series E Preferred Shares were issued but not converted.

On September 16, 2021, the Convertible Preferred Series E Holders entered into an Exchange Agreement whereby the aggregate 1,000 Series E preferred shares were exchanged to 1,152,500 Convertible Series E-1 preferred shares and 1,091,388,889 shares of common stock.

Series E-1 Convertible Preferred Stock, par value $0.001 with a stated value of $0.87 per share

There are 1,152,500 designated and authorized Series E-1 convertible preferred stock. There is a stated value of $0.87 per share. Series E-1 are ranked just above the Junior Stock, behind the Senior Preferred Stock. It has votes equal to the number of shares of common stock into which the which the Series E-1 would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E-1 would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series E-1 votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E-1, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series E-1 are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series E-1 shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series E-1 shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series E-1 are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series E-1, (a) alter or change adversely the powers, preferences or rights given to the Series E-1 or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

Each share of Series E-1 Preferred Stock may be converted to 1,000 common shares.

Series F Convertible Preferred Stock, par value $0.001 with a stated value of $1 per share

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

On September 16, 2021, the conversion rate for each share of Series F Preferred Stock was amended to equal (i)(a) 4.84% multiplied by, (b) the Fully-Diluted shares as of the Approval Date, divided by (ii) the total number of shares of Series F, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares shall be set as of, and shall not change after the Approval Date. Based on the full-diluted shares outstanding, this equates to 192,073,017 shares of common stock on the Approval Date. The Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all Options outstanding as of such date of exercise, divided by 0.9516.

As at June 30, 2021, 1,000 Series F Preferred Shares were issued but not converted.

Series G Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share

On August 20, 2021, the Series G Convertible Preferred Stock was amended. There are now 4600 designated and authorized Series E convertible preferred stock with a 4.99% conversion cap which may be increased to a maximum of 9.9% by holder by written notice to the Company. There is a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series G are issued. Series G are ranked as a Junior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series G would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series G votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series G, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series G are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series G shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series G shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series G are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series G, (a) alter or change adversely the powers, preferences or rights given to the Series G or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

On September 16, 2021, the conversion rate for each share of Series G Preferred Stock was amended to equal (i)(a) 6.45% multiplied by, (b) the Fully-Diluted shares as of the Approval Date, divided by (ii) the total number of shares of Series G, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares shall be set as of, and shall not change after the Approval Date. Based on the current fully-diluted shares outstanding, this equates to 255,555,556 shares of common stock on the Approval Date. The Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all Options outstanding as of such date of exercise, divided by 0.9355.

As at June 30, 2021, no Series G Preferred Shares were issued or outstanding. The Company received $4,173,000 in subscriptions. Subsequent to June 30, 2021, the Company received a further $427,000.

Note 19 Warrants

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

Note 20 Options

On February 16, 2021, the Company cancelled all the Series A Preferred shares and offered holders of Series A Preferred shares option agreements to purchase up to 300,000 shares of CZJ License, Inc., a wholly owned subsidiary of the Company at an option price of $10 per share. The option agreements are exercisable for a period of one year from the date of issuance.

As at June 30, 2021, no options were exercised.

Note 21 Commitments

The Company entered into a one-year employment agreement with Jeffrey Canouse on September 28, 2020 as President and Chief Executive Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $8,000 for the remainder of the employment term or renewal term. Beginning on the first anniversary date of the initial salary increase and continue on each anniversary of the increase date, the base salary shall be increased by an amount not less than 5% times the base salary in effect, plus any additional amount as determined by the Company’s Board of Directors. As of June 30, 2021, Canouse had received $48,000 pursuant to his employment agreement (2020 - $34,000 in management fees, $24,000 of which was pursuant to the employment agreement).

The Company entered into a one-year employment agreement with Walter Hoelzel on September 29, 2020 as Chief Marketing Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $5,000 for the remainder of the employment term or renewal term. As of June 30, 2021, Hoelzel had received $30,000 pursuant to his employment agreement (2020 - $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement).

The Company entered into a one-year employment agreement with Stuart Sher on September 29, 2020 as Chief Creative Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company shall continue to pay his base salary for the remainder of the employment term or renewal term. As of June 30, 2021, Sher had received $30,000 pursuant to his employment agreement (2020 - $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement).

The Company entered into a consulting agreement with Virtue Development Company on September 29, 2020 for project consultancy. The consulting agreement is for 6 months with 6 months renewal options at the beginning of the 5th month. The monthly compensation is $4,250 and as at June 30, 2021, the Company had incurred $25,500 (2020 - $12,750) in fees pursuant to this agreement.

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

The Company entered into a one-year consulting agreement with Bernt Ullmann on November 23, 2020 to provide market exposure services. The monthly compensation is $5,000 per month and as of June 30, 2021, the Company incurred $30,000 (2020 - $5,000) fees.

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

The Company entered into a consulting agreement with a director of the Company, Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 through to December 31, 2021. The Company pays Zenna Consulting Group a monthly retainer of $15,000. As at June 30, 2021, the Company paid $57,000 in fees.

The Company entered into a one-year employment agreement with Henry Turner on May 15, 2021 as the Company’s Chief Technology Officer and Chief Operations Officer. Mr. Turner may be terminated at any time, with or without reason, with notice. His annual base compensation is $150,000. As at June 30, 2021, the Company paid $23,077 in fees pursuant to his employment agreement.

Note 22 Additional Cash Flow Information

During the six months ended June 30, 2021, the following transaction did not involve cash:

(a)	Demand notes, convertible notes and interest with a carrying value of $668,214 were exchanged for 230,000 preference shares of Series D.

(b)	$715,228 in operating leases for equipment were capitalized and leases payable of the same amount were recorded.

(c)	1,000 Series E preference shares were issued for 100% of the common shares of Sovryn Holdings Inc. The shares were valued at $4,225,062 and goodwill of $4,224,962 was recorded. Common shares of $100 were eliminated on consolidation.

Note 23 Subsequent Events

Subsequent to June 30, 2021, the Company received $427,000 from investors pursuant to private placement subscriptions for Series G Preferred Stock.

On July 13, 2021 Sovryn Holdings Inc. entered into an agreement with Lotus TV of Phoenix LLC for the purchase of KPHE-LD and paid a deposit of $100,000. (See Note 11).

On August 20, 2021, the Company amended the authorized capital of the Convertible Preferred Series G shares from 3,000 to 4,600 shares (see Note 18).

On August 31, 2021, Sovryn Holdings Inc. entered into an agreement with D’Amico Brothers Broadcasting Corp. for the purchase of KVSD-LD and paid a deposit of $75,000. (See Note 11)

The President and director of CZJ License Inc. loaned the Company $33,144.

The CEO and director of Madison Technologies was advanced a further $89,573.33 and will be recorded as a receivable due Madison Technologies, Inc.

The Company received $500,000 in loans pursuant to a 6% convertible subordinated promissory note. The conversion shall be converted at $0.021 per share, subject to adjustments.

On September 16, 2021, the Company filed a new series of Preferred Series E-1 of which 1,152,500 shares were designated with a par value of $0.001 and a stated value of $0.87 per share. At the same time, the Company also amended the conversions of Preferred Shares of Series E, Series F and Series G (See Note 18).

On September 16, 2021, the Holders of Convertible Preferred Series E shares entered into an exchange agreement to exchange the 1,000 Preferred Series E shares to 1,152,500 Convertible Preferred Series E-1 shares and 1,091,388,889 common shares. (See Note 18).

On September 16, 2021, the Company amended the conversion rates of Preferred Series E, F and G shares (see Note 18).

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

GENERAL

Overview

We, through our wholly-owned subsidiary, Sovryn Holdings, Inc. (“Sovryn”), have embarked on an acquisition strategy, rolling-up un-affiliated Class A/LPTV TV stations in the top 100 DMA’s (Designated Market Areas) with a goal of building out a nationwide platform through one or more station acquisitions per DMA. Each licensed TV station can broadcast between 10 and 12 and potentially more revenue “streams” of content (“channels”) over-the-air, 24 hours per day/7 days per week. Management’s strategy is to stage the acquisitions focusing on DMA’s 1-30 and expanding thereafter on DMA’s 31-100, acquiring one station per DMA and building a portfolio of 100 stations within 18-24 months. Management has currently identified and held discussions with a number stations owners, has received FCC approval for two acquisitions: (i) KNLA/KNET, a Class A television station in Los Angeles, and (ii) KVVV, a low power television station in Houston and has entered into asset purchase agreements for the following television stations: (i) KYMU-LD, a low power television station in Seattle (ii) W27EB, a Class A television station in Chicago (iii) KPHE-LB, a low power television station in Phoenix and (iv) KVSD-LD, a low power station in San Diego. We have also signed non-binding letters of intent to acquire stations in New York in Miami, Atlanta, Tampa and St. Louis and has also entered into a binding LOI to acquire Top Dog Productions, Inc., a television production company d/b/a “The Jay & Tony Show”, which produces content for third party networks.

Madison’s objective is to not only create one the largest, most comprehensive, state of the art, broadcast Over-The-Air (“OTA”) content distribution platforms to capitalize on the changing media and distribution landscape and on the growing OTA viewership in the U.S. but also embark on unique content development and network creation for distribution over its platform. The over-the-air programming carried on these stations is initially expected to include entertainment, shopping, weather, sports as well as religious networks and networks targeting select ethnic groups with lease agreements as the prime source of revenue. Pricing of lease agreements is in part determined by market rank, signal contour and number of OTA TV households in a given market, as well as supply and demand.

As the platform is built out, management not only anticipates substantial operational synergies from the roll-up but also an expansion in the revenue base with greater channel utilization, the addition of high-quality third-party content providers that are currently not reaching the “OTA” viewers, which now stands at an estimated 20mm households (44mm people) out of 108mm TV HH’s nationwide as well as revenue generated via the acquisition of “The Jay & Tony Show”

Station Operations

Madison’s plan is to acquire 50 independent TV stations in the top 30 DMA’s over the next 8-12 months. In addition, Madison expects to grow the station base to 100 tv stations nationwide through additional acquisitions targeting the top 100 DMA’s across the nation, ultimately covering 80% of the population of the U.S. over the next 18-24 months.

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

Recent Developments

On February 16, 2021, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.0001 per share (“Sovryn Common Shares”), pursuant to which the Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of series B preferred stock, par value $0.001 per share (“Series B Preferred Stock”), of the Company which was transferred by Jeffrey Canouse, the Company’s controlling shareholder and existing Chief Executive Officer (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of series E convertible preferred stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the “Equity Exchange”).

Upon the effectiveness of an amendment to our Articles of Incorporation to increase the Company’s authorized common stock, par value $0.0001 per share, from 500,000,000 shares to 6,000,000,000 shares, all shares of Series E Preferred Stock issued to the Shareholders shall automatically convert into approximately 2,305,000,000 shares of common stock of the Company (“Shareholder Approval”). The Series E Convertible Preferred Stock votes on an as-converted basis with the common stock prior to their conversion. The Series E Preferred Stock shall represent approximately 57% of the fully-diluted shares of common stock of the Company after the closing of the transactions contemplated by the Securities Purchase Agreement (as defined below).

Immediately prior to the closing of, and as a condition to, the Share Exchange Agreement, the Company entered into a Share Transfer Agreement (the “Share Transfer Agreement”), pursuant to which the Controlling Shareholder transferred all of the shares of Series B Preferred Stock held by him to an entity controlled by Philip Falcone, the Company’s new chief executive officer. The Series B Preferred Stock entitles the holder thereof to majority voting control of the Company by virtue of the 51% super voting rights attributed to the holder of the Series B Preferred Stock. The Controlling Shareholder owned all 100 Shares of Series B Preferred Stock, entitling him to 51% of the aggregate votes taken by shareholders of any class on all matters being voted upon.

Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Convertible Note Exchange Agreements”) with the holders of our outstanding convertible promissory notes (the “Convertible Notes”). Pursuant to Convertible Note Exchange Agreements, the holders of the Convertible Notes were issued, in exchange for their Convertible Notes, a total of 230,000 shares of our newly-designated Series D Convertible Preferred Stock. Our new Series D Convertible Preferred Stock is convertible into common stock at a ratio of 1,000 shares of common stock for each share of preferred stock held. Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Preferred Stock Exchange Agreements” and together with the Convertible Note Exchange Agreements, the “Exchange Agreements”) with the holders of our outstanding series A convertible preferred stock (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreements, the holders of the Series A Convertible Preferred Stock were issued, in exchange for their Series A Preferred Stock, options to purchase a majority of the outstanding shares of common stock of a newly to be formed wholly owned subsidiary of the Company to be called CZJ License, Inc.

On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which the company issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of series F convertible preferred stock (the “Series F Preferred Stock”).

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

The Notes are convertible at any time, at the holder’s option, into shares of our common stock equal to the lesser of: (i) the amount determined by dividing (A) $50,000,000, by (B) the total number of shares of preferred stock, Common Stock and Common Stock Equivalents outstanding on such Conversion Date (assuming full conversion or exercise of all then issued and outstanding securities of the Company that are exercisable for or convertible into such equity securities of the Company) and (ii) $1.00, subject to adjustment (the “Conversion Price”), subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion Price in effect shall be equal to 75% of the average VWAP of the Common Stock for the five (5) Trading Days on the Trading Market immediately preceding the date of conversion (the Alternative Conversion Price”); provided, however, that the Alternate Conversion Price may not exceed $0.015 per share, as adjusted pursuant to the terms of the Notes. The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The Notes may not be redeemed by the Company.

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

The Series F Preferred Stock have no voting rights and shall convert into approximately 192,073,017 shares of common stock upon Shareholder Approval.

On February 17, 2021, Sovryn, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with with NRJ TV II CA OPCO, LLC, a Delaware limited liability company (“OpCo”) and NRJ TV III CA License Co., LLC, a Delaware limited liability company (together with OpCo, “Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Asset Purchase Agreement, Sovryn will acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations owned by the Sellers (the “Acquired Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liablities in connection with the Acquired Stations (the “Asset Sale Transaction”). As consideration for the Asset Sale Transaction, Sovryn has agreed to pay the Sellers $10,000,000, $2,000,000 of which was paid to Sellers upon execution of the Asset Purchase Agreement, as follows: (i) an escrow deposit of $1,000,000 to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Sellers (the “Escrow Fee”) and (ii) a non-refundable option fee of $1,000,000 (the “Option Fee”). The closing of the Asset Sale Transaction took place on April 19, 2021.

On March 14, 2021, Sovryn entered into an asset purchase agreement (the “KVVV Asset Purchase Agreement”) with Abraham Telecasting Company, LLC, a Texas limited liability company (the “Houston Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVVV Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVVV-LD low power television station owned by the Houston Seller (the “Houston Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Houston Acquired Station (the “KVVV Asset Sale Transaction”). As consideration for the KVVV Asset Sale Transaction, Sovryn has agreed to pay the Houston Seller $1,500,000 in cash, $87,500 of which was paid to the Houston Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Houston Seller (the “KVVV Escrow Fee”). The closing of the KVVV Asset Sale Transaction (the “KVVV Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Houston Acquired Station, from the Houston Seller to Sovryn (the “Houston FCC Consent”). The KVVV Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Houston FCC Consent has been granted and (ii) the other conditions to the KVVV Closing set forth in the KVVV Asset Purchase Agreement. The closing of the KVVV Asset Sale Transaction took place on June 1, 2021.

On March 29, 2021, Sovryn, entered into an asset purchase agreement (the “KYMU Asset Purchase Agreement”) with Seattle 6 Broadcasting Company, LLC, a Washington limited liability company (the “Seattle Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KYMU Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KYMU-LD low power television station owned by the Seattle Seller (the “Seattle Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Seattle Acquired Station (the “KYMU Asset Sale Transaction”). As consideration for the Seattle Asset Sale Transaction, Sovryn has agreed to pay the Seattle Seller $1,750,000, $87,500 of which was paid to the Seattle Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Seattle Seller (the “Seattle Escrow Fee”). The closing of the KYMU Asset Sale Transaction (the “KMYU Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Seattle Acquired Station, from Seattle Seller to Sovryn (the “Seattle FCC Consent”). The Seattle Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Seattle FCC Consent has been granted and (ii) the other conditions to the KMYU Closing set forth in the KMYU Asset Purchase Agreement.

On June 9, 2021, Sovryn, entered into an asset purchase agreement (the “W27EBAsset Purchase Agreement”) with Local Media TV Chicago, LLC, a Delaware limited liability company (the “Chicago Seller”). Upon the terms and subject to the satisfaction of the conditions described in the W27EB Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the W27EB-D Class A television station owned by the Chicago Seller (the “Chicago Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Chicago Acquired Station (the “W27EBAsset Sale Transaction”). As consideration for the Chicago Asset Sale Transaction, Sovryn has agreed to pay the Chicago Seller $5,700,000, $285,000 of which was paid to the Chicago Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Chicago Seller (the “Chicago Escrow Fee”). The closing of the W27EB Asset Sale Transaction (the “W27EB Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Chicago Acquired Station, from Chicago Seller to Sovryn (the “Chicago FCC Consent”). The Chicago Closing shall occur no more than third (3rd) business days following the later to occur of (i) the date on which the Chicago FCC Consent has been granted and (ii) the other conditions to the W27EB Closing set forth in the W27EB Asset Purchase Agreement.

On July 13, 2021, Sovryn, entered into an asset purchase agreement (the “KPHE Asset Purchase Agreement”) with Lotus TV of Phoenix LLC, an Arizona limited liability company (the “Arizona Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KPHE Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KPHE-LD low power television station owned by the Arizona Seller (the “Arizona Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Arizona Acquired Station (the “Arizona Asset Sale Transaction”). As consideration for the Arizona Asset Sale Transaction, Sovryn has agreed to pay the Arizona Seller $2,000,000, $100,000 of which was paid to the Arizona Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Arizona Seller (the “Arizona Escrow Fee”). The closing of the KPHE Asset Sale Transaction (the “Arizona Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Arizona Acquired Station, from Arizona Seller to Sovryn (the “Arizona FCC Consent”). The Arizona Closing shall occur no more than five (5) business days following the later to occur of (i) the date on which the Arizona FCC Consent has been granted and (ii) the other conditions to the Arizona Closing set forth in the KPHE Asset Purchase Agreement.

On August 31, 2021, Sovryn entered into an asset purchase agreement (the “KVSD Asset Purchase Agreement”) with D’Amico Brothers Broadcasting Corp., a California company (the “San Diego Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVSD Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVSD-LD low power television station owned by the San Diego Seller (the “San Diego Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the San Diego Acquired Station (the “KVSD Asset Sale Transaction”). As consideration for the KVSD Asset Sale Transaction, Sovryn has agreed to pay the San Diego Seller $1,500,000 in cash, $75,000 of which was paid to the San Diego Seller (subsequent to the period end) and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the San Diego Seller (the “KVSD Escrow Fee”).

The closing of the KVSD Asset Sale Transaction (the “KVSD Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the San Diego Acquired Station, from the San Diego Seller to Sovryn (the “San Diego FCC Consent”). The KVSD Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the San Diego FCC Consent has been granted and (ii) the other conditions to the KVSD Closing set forth in the KVSD Asset Purchase Agreement.

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

Six months ended June 30, 2021 and June 30, 2020

Sales

Sales increased to $296,025 for the six months ended June 30, 2021 from $954 for the six months ended June 30, 2020. The increase was primarily the result of the acquisition of KNLA/KNET and KVVV television stations and the revenues associated with the existing lease agreements held by those stations.

Amortization

Amortization increased to $215,073 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase was primarily the result of additional amortization as a result of the acquisition of KNLA/KNET and KVVV television stations.

Consulting Fees

Consulting Fees increased to $279,500 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase was primarily the result of agreements put in place by the company for sales, finance and general consulting purposes

General and administrative fees

General and Administrative fees increased by $148,038 to $159,903 for the six months ended June 30, 2021 from $11,869 for the six months ended June 30, 2020. The increase was primarily the result expenses for associated administrative and salary expenses related to headcount.

Lender Fees

Lender Fees increased to $285,583 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase was primarily the result of various expenses associated with the covenant and regulatory filings and financing documentation.

Management Fees

Management Fees increased to $206,077 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase was primarily the result of management agreements put in place up on the acquisition of Sovryn Holdings and the television stations and associated financings.

Marketing and Product Development Fees

Marketing and Product Development Fees increased to $178,535 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase was primarily the result of fee arrangements put in place for marketing related activities.

Professional Fees

Professional Fees increased to $523,719 for the six months ended June 30, 2021 from $1,829 for the six months ended June 30, 2020. The increase was primarily the result of an increase in the legal and accounting expense associated with the acquisitions of Sovry Holdings, Inc,, KNLA/KNET, KVVV television stations and the financing associated with those acquisitions.

Royalties

Royalties increased to $34,210 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase was primarily the result of sales of products at the CZJ unit.

Amortized Interest

Amortized Interest increased by to $236,322 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase was primarily the result of financing associated with the acquisition of KNLA/KNET and KVVV television stations.

Interest

Interest increased by $677,425, or 99.5%, to $680,498 for the six months ended June 30, 2021 from $3,073 for the six months ended June 30, 2020. The increase was primarily the result of financing put in place for working capital and the acquisition of KNLA/KNET and KVVV television stations.

Net Loss

Net Loss increased by $2,538,411, or 99.2%, to $2,556,600 for the six months ended June 30, 2021 from $18,189 for the six months ended June 30, 2020. The increase was primarily the result of an increase in expenses associated with the build-out and roll-out of the Sovryn Holdings business plan

Three months ended June 30, 2021 and June 30, 2020

Sales

Sales increased to $296,025 for the three months ended June 30, 2021 from $199 for the three months ended June 30, 2020. The increase was primarily the result of the acquisition of KNLA/KNET and KVVV television stations and the revenues associated with the existing lease agreements held by those stations.

Amortization

Amortization increased to $179,789 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of additional amortization as a result of the acquisition of KNLA/KNET and KVVV television stations.

Consulting Fees

Consulting Fees increased to $216,750 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of agreements put in place by the company for sales, finance and general consulting purposes

General and administrative fees

General and Administrative fees increased to $146,970 for the six months ended June 30, 2021 from $7,863 for the six months ended June 30, 2020. The increase was primarily the result of expenses for associated administrative and salary expenses related to headcount.

Lender Fees

Lender Fees increased to $285,583 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of various expenses associated with the covenant and regulatory filings and financing documentation.

Management Fees

Management Fees increased to $182,077 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of management agreements put in place up on the acquisition of Sovryn Holdings and the television stations and associated financings.

Marketing and Product Development Fees

Marketing and Product Development Fees increased to $109,289 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of fee arrangements put in place for marketing related activities.

Professional Fees

Professional Fees increased to $264,938 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of an increase in legal and accounting expense associated with the acquisitions of Sovryn Holdings, Inc,, KNLA/KNET, KVVV television stations and the financing associated with those acquisitions.

Royalties

Royalties increased to $68,045 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of sales of products at the CZJ unit.

Amortized Interest

Amortized Interest increased by to $103,122 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of financing associated with the acquisition of KNLA/KNET and KVVV television stations.

Interest

Interest increased by $ , or %, to $453,750 for the three months ended June 30, 2021 from $1,561 for the three months ended June 30, 2020. The increase was primarily the result of the financing put in place for working capital and the acquisition of KNLA/KNET and KVVV television stations.

Net Loss

Net Loss increased to $1,699,823 for the six months ended June 30, 2021 from $11,167 for the six months ended June 30, 2020. The increase was primarily the result of an increase in expenses associated with the build-out and roll-out of the Sovryn Holdings, business plan

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2021, Madison had cash of $5,640,797 and a working capital surplus of $4,674,593, compared to cash of $9,491 and working capital deficit of $100,141 as at December 31, 2020.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of June 30, 2021, our principal source of liquidity was our cash, which totaled $14,412,892 and additional loans and accrued unreimbursed expenses from related parties. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations. We expect that the principal uses of cash in the future will be for continuing operations, funding of research and development, including our clinical trials, and general working capital requirements.

Net Cash Used in Operating Activities

Madison used cash of $1,228,685 in operating activities during the first six months of fiscal 2021 compared to cash used of $33,851 in operating activities during the same period in the previous fiscal year. The increase was primarily the result of increase in expenses associated with the build out and roll out of Sovryn Holdings business plan.

Net Cash Provided (Used in) Investing Activities

Madison used cash of $12,343,010 in investing activities during the first six months of fiscal 2021 compared to cash used of $0 in investing activities during the same period in the previous fiscal year. The increase was primarily the result of acquisitions and expenses associated with KNLA/KNET and KVVV television stations.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities of $19,203,001 for the first six months of fiscal 2021, were from the proceeds of the Arena financing in February 2021 and Share subscriptions received but not issued for our Series G preferred stock compared to cash used of $37,500 in financing activities during the same period in the previous fiscal year.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, the Company entered into subscription agreements for the sale of an aggregate of 4,173 shares of Series G convertible preferred stock for aggregate gross proceeds of $4,173,000. The Series G Preferred Stock have no voting rights and shall convert into shares of common stock on a fully diluted basis upon Shareholder Approval. The Series G Preferred Stock was issued but not converted to common shares as of the date of this report.

The Series G Preferred Stock sold was not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors in such securities are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: September 23, 2021	By:	/s/ Philip A. Falcone
	Name:	Philip A. Falcone
	Title:	CEO
(Principal Executive Officer and Principal Financial and Accounting Officer)

-37-