Form 10-Q
period 2021-09-30
Madison Technologies Inc.
filed 2021-12-21
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2021

☐	transition report under section 13 Or 15(d) of the securities exchange act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 17, 2021
Common Stock - $0.001 par value	1,599,095,027

MADISON TECHNOLOGIES INC.

(UNAUDITED)

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED Balance Sheets

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$2,194,562	$9,491
Accounts receivables	136,500	-
Note receivables – Note 3	138,964	-
Prepaid expenses and Deposits	76,836	67,718
Due from related party – Note 18	321,139	-
	2,868,001	77,209
Intangible Assets – Note 4	9,339,048	433,407
Equipment, net – Note 6	1,183,766	-
Inventory – Note 7	146,323	-
Investments – Note 8, Note 13	2,339,921	-
Operating lease right-of-use assets, net – Note 9	1,145,152	-
Goodwill – Note 5	5,815,118	-
Total Assets	$22,837,329	$510,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued charges – Note 10	$587,220	$61,779
Customer Deposits	78,813	-
Due to related party – Note 18	44,169	-
License fee payable – Note 11	33,500	33,500
Current portion of lease liabilities – Note 9	6,293	-
Demand notes and accrued interest payable – Note 14	-	20,486
Subordinate note payable and interest payable – Note 17	365,000
Convertible notes payable – Note 15	28,878	494,992
Interest payable on convertible notes – Note 15	2,283	-
	1,146,156	610,757
Long term portion of lease liability obligations – Note 9	1,179,590	-
Long term convertible notes – Note 16	15,258,098	57,759

Total liabilities	17,583,844	668,516

STOCKHOLDERS’ EQUITY (DEFICIIT)
Capital Stock: (Note 19 and 20)
Preferred Shares – 50,000,000 shares authorized, $0.001 par value
Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, Nil shares issued and outstanding	$-	$93
Preferred Shares - Series B, $0.001 par value; Super Voting 100 shares designated, 100 shares issued and outstanding	-	-
Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, none issued	-	-
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 230,000 shares issued and outstanding	230	-
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 1,000 shares issued and outstanding	1	-
Preferred Shares - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, none issued	-	-
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 1,000 shares issued	1	-
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, none issued	-	-

Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,385 shares designated, none issued	-	-
Common Shares - $0.001 par value; 500,000,000 shares authorized 24,972,565 shares issued and outstanding (Dec 31, 2020 - 23,472,565 shares)	24,972	23,472
Additional Paid in Capital:
Preferred shares Series A	-	343,001
Preferred shares Series D	667,984	-
Preferred shares Series E	4,225,061	-
Common Shares	2,181,570	959,976
Shares subscribed	4,600,000	-
Accumulated deficit	(6,446,334)	(1,484,442)
Total stockholders’ equity (deficit)	5,253,485	(157,900)
Total liabilities and stockholders’ equity (deficit)	$22,837,329	$510,616

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED STATEMENTS of Operations

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Sep 30, 2020

Revenues
Sales	$463,815	$210	$759,840	$1,164
Miscellaneous income	213	-	213	—
Cost of sales	-	(31)	-	(763)

Net Revenues	464,028	179	760,053	401

Operating Expenses
Amortization	(74,247)	20,884	140,826	20,884
Amortized right of use assets	16,810	-	36,180	-
Accretion of lease liability	58,841	-	75,795	-
Broadcasting/station expenses	74,889	-	178,869	-
Consulting fees	69,000	40,000	348,500	40,000
General and administrative	110,936	6,320	149,905	18,009
Financing fees	1,320,692	-	1,606,275	-
Management fees	154,385	10,000	360,462	10,000
Marketing and product development	28,790	-	207,325	-
Professional fees	517,911	27,870	1,041,630	31,519
Royalties	(32,722)	41,667	35,323	41,667

Total operating expenses	2,245,285	146,741	4,181,090	162,079

Loss before other expense	(1,781,257)	(146,562)	(3,421,037)	(161,578)

Loss on disposal of assets	(17,147)	-	(17,147)	-
Amortized interest	(135,855)	(14,633)	(372,177)	(14,633)
Interest	(471,033)	(4,519)	(1,151,531)	(7,592)

Net loss and comprehensive loss	$(2,405,292)	$(165,714)	$(4,961,892)	$(183,903)

Net loss per share-Basic and diluted	$(0.096)	$(0.009)	$(0.203)	$(0.010)

Average number of shares of common stock outstanding	24,972,565	19,396,315	24,439,598	18,507,072

See Accompanying Notes to the Financial Statements.

MADISON TECHNOLOGIES INC.

INTERIM CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(UNAUDITED)

For September 30, 2021

	Number of Shares
					Preferred	Preferred	Pref	Pref
	Preferred Series A	Preferred Series B	Preferred Series D	Preferred Series E	Series E-1	Preferred Series F	Series G	Series H	Common
Balance, December 31, 2020	92,999	100	-	-	-	-	-	-	23,472,565
Cancellation of Preferred Series A	(92,999)	-	-	-	-	-	-	-	-
Conversion of debt to Preferred Series D	-	-	230,000	-	-	-	-	-	-
Shares issued for acquisition of assets	-	-	-	1,000	-	-	-	-	-
Shares issued for convertible note	-	-	-	-	-	1,000	-	-	-

Equity portion on convertible debt issued	-	-	-	-	-	-	-	-	-
Shares subscriptions received	-	-	-	-	-	-	-	-	-
Shares issued for voting control Series B	-	-	-	-	-	-	-	-	1,500,000
Equity portion on convertible subordinated notes	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-
Balance, September 30, 2021	-	100	230,000	1,000	-	1,000	-	-	24,972,565

	Amount
	Pref	Pref	Pref	Pref	Pref	Pref	Pref	Pref
	Series A	Series B	Series D	Series E	Series E-1	Series F	Series G	Series H	Common
Balance, December 31, 2020	$93	-	-	-	-	-	-	-	$23,472
Cancellation of Preferred Series A	(93)	-	-	-	-	-	-	-	-
Conversion of debt to Preferred Series D	-	-	$230	-	-	-	-	-	-
Shares issued for acquisition of assets	-	-	-	$1	-	-	-	-	-
Shares issued for convertible note	-	-	-	-	-	$1	-	-	-
Equity portion on convertible debt issued	-	-	-	-	-	-	-	-	-
Shares subscriptions received	-	-	-	-	-	-	-	-	-
Shares issued for voting control Series B	-	-	-	-	-	-	-	-	$1,500
Equity portion on convertible subordinated notes	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-
Balance, September 30, 2021	$-	$-	$230	$1	$-	$1	$-	$-	$24,972

	Additional Paid In Capital
					Pref	Pref	Pref	Pref
	Pref Series A	Series B	Pref Series D	Pref Series E	Series E-1	Series F	Series G	Series H	Common	Shares Subscribed	Accumulated Deficit	Total
Balance, December 31, 2020	$343,001	-	-	-	-	-	-	-	$959,976	$-	$(1,484,442)	$(157,900)
Cancellation of Preferred Series A	(343,001)	-	-	-	-	-	-	-	343,094	-	-	-
Conversion of debt to Preferred Series D	-	-	$667,984	-	-	-	-	-	-	-	-	668,214
Shares issued for acquisition of assets	-	-	-	$4,225,061	-	-	-	-	-	-	-	4,225,062
Shares issued for convertible note	-	-	-	-	-	-	-	-	-	-	-	1
Equity portion on convertible debt issued	-	-	-	-	-	-	-	-	30,000	-	-	30,000
Shares subscriptions received	-	-	-	-	-	-	-	-	-	4,600,000	-	4,600,000
Shares issued for voting control Series B	-	-	-	-	-	-	-	-	(1,500)	-	-	-
Equity portion on convertible subordinated notes	-	-	-	-	-	-	-	-	850,000	-	-	850,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	(4,961,892)	(4,961,892)
Balance, September 30, 2021	$-	$-	$667,984	$4,225,061	$-	$-	$-	$-	$2,181,570	$4,600,000	$(6,446,334)	$5,253,485

For September 30, 2020

	Number of shares
	Series A	Series B		Series A	Series B		Additional Paid In Capital
	Preferred	Preferred	Common	Preferred	Preferred	Common	Preferred	Preferred		Accumulated
	Shares	Shares	Shares	Amount	Amount	Amount	Series A	Series B	Common	Deficit	Total

Balance, December 31, 2019	-	-	18,057,565	$-	$-	$18,057	$-	$-	$197,845	$(574,279)	$(358,377)
Net loss for the period	-	-	-	-	-	-	-	-	-	(7,109)	(7,109)

Balance, March 31, 2020	-	-	18,057,565	-	-	$18,057	-	-	$197,845	$(581,388)	$(365,486)
Net loss for the period	-	-	-	-	-	-	-	-	-	(11,080)	(11,080)

Balance, June 30, 2020	-	-	18,057,565	-	-	$18,057	-	-	$197,845	$(592,468)	$(376,566)
Conversion of debt at $0.01 per share	-	-	1,690,000	-	-	1,690	-	-	15,210	-	16,900
Issuance of shares for services	-	-	95,000	-	-	95	-	-	855	-	950
Shares issued for license	92,999	10,000	-	93	10	-	168,023	174,968	-	-	343,094
Convertible debt issued	-	-	-	-	-	-	-	-	110,000	-	110,000
Net loss for the period	-	-	-	-	-	-	-	-	-	(165,714)	(165,714)

Balance, September 30, 2020	92,999	10,000	19,842,565	$93	$10	$19,842	$168,023	$174,968	$323,910	$(758,182)	$(71,366)

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

interim consolidated Statements of cash flows

(Unaudited)

	For the nine	For the nine
	Months Ended	Months Ended
	Sep 30, 2021	Sep 30, 2020

Cash flows from operating activities:
Net loss for the period	$(4,961,892)	$(183,903)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	140826	20,884
Amortized interest	372,177	14,633
Accrued interest on notes payable	9,956	7,592
Foreign exchange on notes payable	311	(1,108)
Loss on disposal of assets	17,147	-
Services paid with shares	-	950
Changes in non-cash working capital items:
Accounts receivables	(136,500)	-
Interest receivable	(213)	-
Prepaid expenses	(6,118)	(61,655)
Due from related party	(321,139)	-
Accounts payable and accrued charges	522,052	4,945
Due to related party	44,169	300
Interest payable	17,283	-
Customer deposits	78,813	-
Lease payments	40,729	-
Net cash used in operating activities	(4,182,399)	(197,362)

Cash flows from investing activities:
Inventory	(146,324)	-
Intangible assets	(8,982,906)	(6,647	)-
Equipment	(1,246,293)	-
Deposits on investments	(2,339,921)	-
Note receivable	(138,750)	-
Disposal of assets	(18,181)	-
Goodwill	(1,590,156)	-
	(14,462,531)	(6,647)

Cash flows from financing activities:
Proceeds from convertible notes issued	15,030,000	189,000
Shares subscriptions received but not issued	4,600,000	-
Subordinate loan	350,000
Subordinate convertible loans	850,000
Shares for Debts - Series F	1	-
Proceeds from notes payable	-	20,000
Net cash provided by financing activities	20,830,001	209,000

Net increase in cash	2,185,071	4,991
Cash, beginning of year	9,491	1,366
Cash, quarter end	$2,194,562	$6,357

Note 22 Additional cash flow information

SUPPLEMENTAL DISCLOSURE

Interest paid	$1,139,292	$-
Taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2021

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

During the quarter ended June 30, 2021, the shareholders of the Company approved to amend the Articles of Incorporation to change its name from Madison Technologies, Inc. to Go.TV, Inc. and at the same time, to also amend and restate the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 500,000,000 shares to 6,000,000,000 shares. At the date of this report, the amendment to increase the authorized capital of the Company was approved while the name change is pending regulatory approval.

During the quarter ended September 30, 2021, the Company filed a new series of convertible Preferred Series E-1 of which 1,152,500 shares were designated with a par value of $0.001 and a stated value of $0.87 per share. At the same time, the Company also amended the conversions of Preferred Shares of Series E, Series F and Series G (see Note 20).

Subsequent to the period ended September 30, 2021, the Company filed a new series of convertible Preferred Series H of which 39,895 shares were designated with a par value of $0.001 and a stated value of $1 per share.

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States or “US GAAP” applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company had not yet achieved profitable operations, had accumulated losses of $6,446,334 since its inception and expects to incur further losses in the development of its business, all of which casts doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company entered into a number of agreements that provided financing. That said, there is no assurance that the businesses being funded by this additional debt will ultimately be successful.

Note 2 Summary of Significant Accounting Policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2020 annual financial statements. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the period ended December 31, 2021.

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

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2021, the Company believes there are no receivables considered uncollectible.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business of CZJ, Sovryn and Madison Technologies Inc. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels, and rental of television stations. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As of September 30, 2021, the Company reported revenues for its rental of radio stations.

For the nine
months ended
Sep 30, 2021
Net Revenues
Madison Technologies Inc.	$213
Sovryn Holdings Inc.	759,840
CZJ License Inc.	-
Total Revenues	$760,053

Total Assets
Madison Technologies Inc.	$6,336,682
Sovryn Holdings Inc.	15,988,782
CZJ License Inc.	511,865
Total Assets	$22,837,329

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

Note 3 – Note Receivable

On September 9, 2021, the Company entered into a secured promissory note with Top Dog Productions Inc. The Company agreed to lend an aggregate principal sum of up to $2,000,000 that accrues at a rate of 5% per annum. The note receivable and all accrued interest is due on September 9, 2022. The principal and interest amount of the note may be prepaid in whole or in part at any time, without penalty nor premium. As of September 30, 2021, the loan summary is as follows:

Amount	Interest	Total
$138,750	$213	$138,963

Note 4 - Intangible Assets

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

	June 30, 2021			December 31, 2020
	Cost	Depreciation	Net	Cost	Depreciation	Net
Tuffy Packs, LLC License	$50,000	$50,000	$-	$50,000	$50,000	$-
Website for Casa-Zeta Jones Brand	10,000	-	10,000	10,000	-	10,000
Domain Name – Go.TV	100,000	-	100,000	-	-	-
Market Advantage	58,843	2,504	56,339	-	-	-
Casa Zeta-Jones Brand License	488,094	139,448	348,646	488,094	64,687	423,407
Licenses	8,824,063	-	8,824,063	-	-	-

	$9,531,000	$191,952	$9,339,048	$548,094	$114,687	$433,407

Note 5 - Goodwill

Goodwill has been recorded on investment purchases where the value of the investment is greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. Goodwill was recorded on the following investments:

Purchase of 100% of the common shares of Sovryn Holdings, Inc.	$4,224,962
KNLA- KNET acquisition	977,059
KVVV acquisition	613,097
Total	$5,815,118

Note 6 - Equipment

Equipment are amortized over their useful lives.

		Cost	Additions	Total	Depreciation	Net
Transmitter	10 years	$684,085	$-	$684,085	$30,015	$654,070
Antenna	10 years	240,773	-	240,773	9,633	231,140
Tech Equipment	5 years	237,059	54,922	291,981	20,364	271,617
Office Equipment	5 years	7,389	-	7,389	492	6,897
Microwave	5 years	22,065	-	22,065	2,023	20,042

		$1,191,371	$54,922	$1,246,293	$62,527	$1,183,766

During the period, the following was disposed:

			Loss/Gain
	Cost	Depreciation	Disposition
Tech Equipment	$18,181	$1,034	$17,147

Note 7 - Inventory

Inventory consists of deposits for tooling, product tubes and bottles for the CZJ product lines. Inventories are stated at the lower of cost or net realizable value. As of September 30, 2021, inventory was $146,323.

Note 8 - Investments

Investments consists of deposits for the acquisitions of various television stations for which Sovryn has entered into and have not closed or have closed but not yet evaluated nor re-allocated to its components. At September 30, 2021, the Company escrowed a total of $2,339,921. As described in Note 13 Asset Purchase, the following were escrowed for asset acquisitions:

Closed for KYMU	$1,864,920
Closed for K05NH	1
Escrowed for W27EB	300,000
Escrowed for KPHE	100,000
Escrowed for KVSD	75,000

$2,339,921

Note 9 - Right of Use Assets

Sovryn has four (4) operating leases ranging from a period of 34 months to a period of 220.5 months. The annual interest rate used was 15%. As at September 30, 2021, the remaining right of use assets are as follows:

			Accumulated
		Amount	Amortization	Net
Tower lease - 1	174.5 mths	$547,663	$17,262	$530,401
Tower lease - 2	94 mths	244,079	10,386	233,693
Generator lease	174.5 mths	109,507	3,452	106,055
Studio lease	220.5 mths	280,084	5,081	275,003
		$1,181,333	$36,181	$1,145,152

The remaining lease liability at September 30, 2021 was $1,185,883. The current portion of the lease liability was $6,293 and the non-current portion of the lease liability was $1,179,590.

2022	$183,807
2023	189,546
2024	195,543
2025	207,903
2026	214,960
Remaining	2,040,880
Lease obligations, net	3,032,639
Amt representing interest	1,846,756
1,185,883
Less current portion	6,293
Non-current lease obligation	$1,179,590

Note 10 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of September 30, 2021 are summarized below:

	Sep 30, 2021	Dec 31, 2020
Audit fees	$12,500	$25,800
Accounting fees	10,000	8,100
Legal fees	459,382	25,118
General Admin expenses	32,588	335
Consulting fees	72,750	-
Management fees	-	3,000

Total	$587,220	$62,353

Note 11 - License Agreements

A	The Company entered into an exclusive product license agreement on September 16, 2016 with Tuffy Packs, LLC, a Texas corporation, to sell Ballistic Panels in certain countries, essentially in Europe. The license was for a period of two years and may be renewed for successive terms of two years each. The payment terms for the license was as follows:

1.	$10,000 payable within seven days after the effective date;
2.	An additional $15,000 payable within 30 days after the effective date; and
3.	A final payment of $25,000 payable within 90 days of the effective date.

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

The Company is subject to the following amended terms:

a.	A 4.5 year term as follows:

i.	Year 1: execution – December 31, 2022
ii.	Year 2: January 1, 2022 – December 31, 2023
iii.	Year 3: January 1, 2023 – December 31, 2024

b.	Marketing date Jan 2022, On Shelf Date April 30, 2022

c.	Royalty payments with a rate of 8%, net of sales, subject to guaranteed minimums noted below.

d.	Advance prepayment of $150,000 to be applied against royalties, paid as follows:

i.	$50,000 upon signing (paid)
ii.	$50,000 on July 20, 2020 (paid)
iii.	$50,000 on September 1, 2020 (paid)

e.	Guaranteed minimum sales and guaranteed minimum royalties:

Year		Guaranteed Minimum Royalties	Guaranteed Minimum Sales

i.	7/17/20 – 12/31/22	$250,000	$3,200,000
ii.	1/1/22 – 12/31/23	$250,000	$3,200,000
iii.	1/1/23 – 12/31/24	$250,000	$3,200,000

f.	The Company to provide the Licensor with 50 gift sets of Licensed Products annually.

Note 12 - Securities Exchange Agreements

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

Note 13 - Asset Purchase

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

The closing of the KVVV Asset Sale Transaction (the “KVVV Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Houston Acquired Station, from the Houston Seller to Sovryn (the “Houston FCC Consent”). The KVVV Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Houston FCC Consent has been granted and (ii) the other conditions to the KVVV Closing set forth in the KVVV Asset Purchase Agreement. The closing of the KVVV asset purchase consummated on June 1, 2021.

KMYU Acquisition

On March 29, 2021, Sovryn, entered into an asset purchase agreement (the “KYMU Asset Purchase Agreement”) with Seattle 6 Broadcasting Company, LLC, a Washington limited liability company (the “Seattle Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KYMU Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KYMU-LD low power television station owned by the Seattle Seller (the “Seattle Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Seattle Acquired Station (the “KYMU Asset Sale Transaction”). As consideration for the Seattle Asset Sale Transaction, Sovryn has agreed to pay the Seattle Seller $1,800,000, $87,500 of which was paid to the Seattle Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Seattle Seller (the “Seattle Escrow Fee”).

The closing of the KYMU Asset Sale Transaction (the “KMYU Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Seattle Acquired Station, from Seattle Seller to Sovryn (the “Seattle FCC Consent”). The Seattle Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Seattle FCC Consent has been granted and (ii) the other conditions to the KMYU Closing set forth in the KMYU Asset Purchase Agreement. The closing of the KYMU asset purchase consummated at the end of September 2021.

W27EB Acquisition

On June 9, 2021, Sovryn entered into an asset purchase agreement (the “W27EB Asset Purchase Agreement”) with Local Media TV Chicago, LLC, a Delaware limited liability company (the “Chicago Seller”). Upon the terms and subject to the satisfaction of the conditions described in the W27EB Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the W27EB-LD low power television station owned by the Chicago Seller (the “Chicago Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Chicago Acquired Station (the “W27EB Asset Sale Transaction”). As consideration for the W27EB Asset Sale Transaction, Sovryn has agreed to pay the Chicago Seller the amended price of $6,000,000 in cash, $300,000 of which was paid to the Chicago Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Chicago Seller, as amended (the “W27EB Escrow Fee”).

The closing of the W27EB Asset Sale Transaction (the “W27EB Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Chicago Acquired Station, from the Chicago Seller to Sovryn (the “Chicago FCC Consent”). The W27EB Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the Chicago FCC Consent has been granted and (ii) the other conditions to the W27EB Closing set forth in the W27EB Asset Purchase Agreement. As at September 30, 2021, the transaction has not closed.

KPHE Acquisition

On July 13, 2021, Sovryn entered into an asset purchase agreement (the “KPHE Asset Purchase Agreement”) with Lotus TV of Phoenix LLC, an Arizona limited liability company (the “Phoenix Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KPHE Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KPHE-LD low power television station owned by the Phoenix Seller (the “Phoenix Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Phoenix Acquired Station (the “KPHE Asset Sale Transaction”). As consideration for the KPHE Asset Sale Transaction, Sovryn has agreed to pay the Phoenix Seller $2,000,000 in cash, $100,000 of which was paid to the Phoenix Seller during the period ended September 30, 2021 and a further $350,000 was paid subsequent to the period end, and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Phoenix Seller (the “KPHE Escrow Fee”).

The closing of the KPHE Asset Sale Transaction (the “KPHE Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Phoenix Acquired Station, from the Phoenix Seller to Sovryn (the “Phoenix FCC Consent”). The KPHE Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the Phoenix FCC Consent has been granted and (ii) the other conditions to the KPHE Closing set forth in the KPHE Asset Purchase Agreement. At September 30, 2021, the transaction had not closed.

K05NH Acquisition

On August 20, 2021, Sovryn entered into an asset purchase agreement (the “K05NH Asset Purchase Agreement”) with Mako Communications, LLC, a Texas Limited Liability Company (the “Boise” Seller). Upon the terms and subject to the satisfaction of the conditions described in the Boise Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the K05NH-D low power television station construction permit owned by the Boise Seller (the “Boise Acquired Station”) in connection with the Boise Acquired Station (the “Boise Asset Sale Transaction”). As consideration for the Boise Asset Sale Transaction, Sovryn has agreed to pay the Boise Seller $1 in cash.

The closing of the Boise Asset Sale Transaction (the “Boise Closing”) is subject to, among other things, consent by the FCC to the assignment of the construction permits pertaining to the Boise Station, from the Boise Seller to Sovryn (the “Boise FCC Consent”). The Boise Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the Boise FCC Consent has been granted and (ii) the other conditions to the Boise Closing set forth in the Boise Asset Purchase Agreement. During the period ended September 30, 2021, the K05NH asset purchase was consummated.

KVSD Acquisition

On August 31, 2021, Sovryn entered into an asset purchase agreement (the “KVSD Asset Purchase Agreement”) with D’Amico Brothers Broadcasting Corp., a California company (the “San Diego Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVSD Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVSD-LD low power television station owned by the San Diego Seller (the “San Diego Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the San Diego Acquired Station (the “KVSD Asset Sale Transaction”). As consideration for the KVSD Asset Sale Transaction, Sovryn has agreed to pay the San Diego Seller $1,500,000 in cash, $75,000 of which was paid to the San Diego Seller during the period ended September 30, 2021 and a further $150,000 was paid subsequent to the period end, and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the San Diego Seller (the “KVSD Escrow Fee”).

The closing of the KVSD Asset Sale Transaction (the “KVSD Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the San Diego Acquired Station, from the San Diego Seller to Sovryn (the “San Diego FCC Consent”). The KVSD Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the San Diego FCC Consent has been granted and (ii) the other conditions to the KVSD Closing set forth in the KVSD Asset Purchase Agreement. As at September 30, 2021, the transaction has not closed.

K07AAJ and W05DK Acquisition

On October 25, 2021, Sovryn entered into an asset purchase agreement (“Bakerfiled and San Juan Asset Purchase Agreement”) with Mako Communications, LLC, a Texas Limited Liability company (the “Bakerfield and San Juan Seller”). Upon the terms and subject to the satisfaction of the conditions described in the Bakerfield and San Juan Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the K07AAJ-D and W05DK-D low power television stations construction permits owned by the Bakerfield and San Juan Seller (the “Bakerfield and San Juan Acquired Station”) in connection with the Bakerfield and San Juan Acquired Station (the “Bakerfield and San Juan Asset Sale Transaction”). As consideration for the Bakerfield and San Juan Asset Sale Transaction, Sovryn has agreed to pay the Bakerfield and San Juan Seller $115,000 in cash, $10,000 of which was paid to the Bakerfield and San Juan Seller subsequent to the period ended September 30, 2021, and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Bakerfield and San Juan Seller (the “Bakerfield and San Juan Escrow Fee”).

The closing of the Bakerfield and San Juan Asset Sale Transaction (the “Bakerfield and San Juan Closing”) is subject to, among other things, consent by the FCC to the assignment of the construction permits pertaining to the Bakerfield and San Juan Acquired Station, from the Bakerfield and San Juan Seller to Sovryn (the “Bakerfield and San Juan FCC Consent”). The Bakerfield and San Juan Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the Bakerfield and San Juan FCC Consent has been granted and (ii) the other conditions to the Bakerfield and San Juan Closing set forth in the Bakerfield and San Juan Asset Purchase Agreement.

WANN Acquisition

On November 3, 2021, Sovryn entered into an asset purchase agreement (“WANN Asset Purchase Agreement”) with Prism Broadcasting Network Inc, a Georgia corporation (the “Atlanta Seller”). Upon the terms and subject to the satisfaction of the conditions described in the WANN Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the WANN-CD low power television station owned by the Atlanta Seller (the “Atlanta Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Atlanta Acquired Station (the “WANN Asset Sale Transaction”). As consideration for the WANN Asset Sale Transaction, Sovryn has agreed to pay the Atlanta Seller $5,250,000 in cash, $200,000 of which was paid to the Atlanta Seller subsequent to the period ended September 30, 2021, and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Atlanta Seller (the “Atlanta Escrow Fee”).

The closing of the WANN Asset Sale Transaction (the “WANN Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Atlanta Acquired Station, from the Atlanta Seller to Sovryn (the “Atlanta FCC Consent”). The WANN Closing shall occur no more than the ten (10) business days following the later to occur of (i) the date on which the WANN FCC Consent has been granted and (ii) the other conditions to the WANN Closing set forth in the WANN Asset Purchase Agreement.

Note 14 - Note Payable

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

	February 16, 2021	December 31, 2020

Note payable bearing interest at 5%	$20,000	$20,000
Accrued interest thereon	616	486
	$20,616	$20,486

Note 15 - Convertible Notes and Accrued Interest Payable

On February 16, 2021, the Company settled the following debts and interests thereof including the note payable above (Note 8), with 23,000 shares of Convertible Preferred Series D shares. Each Series D Convertible Preferred Stock shall be convertible into common stock of the Company at a ratio of 1,000 shares of common stock for each share of Series D Convertible Preferred Stock held. A summary of the convertible notes and accrued interest payable were settled as follow:

Face Value	Conversion Rate	Interest rate	Due Date	Accrued Interest	Carrying Value	Feb 15 2021 Total	Dec 31 2020 Total
$10,000	$0.005	-	-	$-	$500	$500	$500	(a)
$85,000	$0.01	-	-	-	50,800	50,800	50,800	(b)
$50,000	$0.01	10%	05/01/2022	2,500	50,000	52,500	52,500	(c)
$5,000	$0.01	10%	05/01/2022	259	5,000	5,259	5,259	(d)
$12,500	$0.01	10%	6/23/2021	457	7,500	7,957	7,957	(d)
$20,000	$0.04	-	-	-	20,000	20,000	20,000
$68,490	$0.05	-	-	-	68,490	68,490	68,490	(e)
$25,000	$0.05	12%	-	20,056	25,000	45,056	44,682	(f)
$25,000	$0.05	8%	-	32,047	25,000	57,047	56,797	(f)
$23,622	$0.05	5%	-	16,388	23,622	40,010	39,551	(f)
$684,000	$0.05	10%	Various	22,066	220,799	242,865	154,444	(g)
$75,000		10%	Various	1,788	55,331	57,119	51,771	(h)
				$95,561	$552,042	647,603	$552,751
	Less long-term portion						57,759
	Current portion					$647,603	$494,992

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

Note 16 – Convertible Notes Payable and Interest Payable

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

On September 24, 2021, the Company and the Investors amended the Notes. The Notes are convertible at any time, at the holder’s option, into shares of our common stock equal to $0.02 per share subject to adjustment. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion price in effect shall be equal to the alternate conversion price. If at any time the conversion price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the conversion price hereunder may equal such par value for such conversion and the conversion amount for such conversion may be increased to include Additional Principal, where Additional Principal means such additional amount to be added to the principal amount of this Note to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the conversion price not been adjusted by the Holder to the par value price, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The Notes may not be redeemed by the Company.

At September 30,2021, the loan summary was:

Face	Loan	Amortized	Carrying	Accrued
Value	Proceeds	Interest	Value	Interest 11%	Total
$16,500,000	$15,00,0000	$258,098	$15,258,098	$-	$15,258,098

As part of the agreement with the Investors, the Company issued 192,073,016 warrants. On September 24, 2021, the Company and the Investor amended the warrant agreement such that each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price equal to $0.025 per share, subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. The Holder may be eligible for cashless exercise.

The Series F Preferred Stock have no voting rights and shall convert into 4.9% of our issued and outstanding shares of common stock on a fully diluted basis upon Shareholder Approval. The Series F Preferred Stock was issued but not converted to common shares as of September 30, 2021.

Each of the Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Notes such that the number of shares of the Company common stock held by each of them and their affiliates after such conversion or exercise does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock.

Note 17 - Subordinate Loans

There are 4 convertible subordinate loans accruing interest at 6% per annum. The notes are unsecured and mature on December 31, 2022. The loans may be converted to common shares at $0.021 per share, subject to a beneficial ownership limitation of 4,99%. The Holder may, upon request, to increase the beneficial ownership limitation to 9.99% of the total number of shares of common stock outstanding immediately after giving effect to the issuance of common stock upon conversion. Based on the intrinsic value of the beneficial conversion feature, it was determined that a portion of the value of the following notes issued should be allocated to equity and amortized to interest, based on the due date of the loan.

Allocated to		Amortized	Accrued
Equity	Due Date	as Interest	Interest at 6%	Total
$250,000	Dec 31, 2022	$15,047	$1,250	$16,297
250,000	Dec 31, 2022	8,050	625	8,675
250,000	Dec 31, 2022	4,129	292	4,421
100,000	Dec 31, 2022	1,652	116	1,768
$850,000		$28,878	$2,283	$31,161

There was a $350,000 subordinate loan with a fixed interest amount of $15,000 that matured on September 30, 2021. This was paid out on October 5, 2021.

Note 18 - Related Party

On September 28, 2020, the Company entered into a renewable employment agreement with Jeff Canouse, former President and CEO of the Company as described in Note 23, Commitments. The former President is the CEO and sole director of CZJ License Inc., the Company’s wholly owned subsidiary. As of September 30, 2021, Mr. Canouse had received $48,000 pursuant to his employment agreement (2020 - $34,000 in management fees, $24,000 of which was pursuant to the employment agreement) and is owed $24,000 at September 30, 2021. As of September 30, 2021, Mr. Canouse was owed $44,169 for out-of-pocket costs.

On April 7, 2021, the Company issued 1,500,000 common shares to Jeff Canouse in exchange for transferring his 100 shares of the Company’s Series B Preferred Stock to Phil Falcone. The shares were valued at $1,500.

The Company entered into a consulting agreement with a director of the Company, Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 through to December 31, 2021. The Company pays Zenna Consulting Group a monthly retainer of $15,000. As of September 30, 2021, the Company paid $57,000 in fees.

Philip Falcone is the President and CEO of the Company who currently holds 100 Series B Preferred Super Voting shares which gives him 51% voting control regardless of the number of common or other voting securities issued by the Company at present or at any time in the future, such that the holder of the Series B shares shall maintain majority voting control of the Company. Philip Falcone is also the CEO of Sovryn Holdings, Inc., the Company’s wholly owned subsidiary. For the quarter ended September 30, 2021, Green Rock LLC, Mr. Falcone’s company, was paid $90,000. For the year to date period as of September 30, 2021, an aggregate of $321,139 was owing from Green Rock LLC for net advances paid by the Company.

Note 19 - Common Stock

During the nine-month period ended September 30, 2021, the Company issued 1,500,000 common shares to Jeff Canouse in exchange for transferring his 100 shares of the Company’s Series B Preferred Stock to Phil Falcone. The shares were valued at $1,500. (see Note 18)

The Company issued 192,073,016 warrants to Arena Investors LP (See Note 16). The warrants are exercisable for a period of 5 years from the date of issuance.

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

Note 20 - Preferred Shares

Series A 3% Convertible Preferred Stock, par value $0.001 with a stated value of $100 per share

There are 100,000 designated and authorized Series A 3% convertible preferred stock with a 9.99% conversion cap and anti-dilution rights for 24 months from time of issuance. Holders of Series A 3% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 3% per annum on the stated value, payable in additional shares of Series A Preferred Stock. Holders of Series A 3% Convertible Preferred Stock have the right to vote on any matter that may be submitted to the Company’s shareholders for vote, on an as converted basis, either by written consent or by proxy. Each share of Series A 3% Convertible Preferred Stock may be convertible into 3,420 shares of Common Stock, or as adjusted to equal the conversion ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the dilution shares, and the denominator shall be 360,000,000. (See Form 8K filing on August 6, 2020, Exhibit 10.3)

On July 17, 2020, 92,999 Series A 3% Convertible Preferred Stock were issued pursuant to the License Agreement at a value of $343,094 The acquisition cost was derived using the current market price of $0.04 x 95% of the number of the issued and outstanding shares of the Company at the time (18,057,565) x 50% of the value. (See Note 4).

On February 16, 2021, the Company cancelled all the Preferred Series A shares. In exchange, the holders of Series A Preferred shares received option agreements to purchase shares of the wholly owned subsidiary, CZJ License, Inc. at $10 per share for up to 300,000 shares. The option agreements are exercisable for a period of one year.

At September 30, 2021, there were no Series A Preferred shares outstanding.

Series B Super Voting Preferred Stock, par value $0.001

There are 100 designated and authorized Series B Super Voting Preferred Stock. Holders with Series B Super Voting Preferred Stock have the right to vote on all shareholder matters equal to 51% of the total vote of common stockholders. The Series B Super Voting Preferred Stockholder is entitled to 51% voting rights regardless of the number of common shares or other voting shares issued by the company at any time. Such provision grants the holder of Series B Super Voting Preferred Stock majority control of the Company, unless otherwise canceled.

On July 17, 2020, 100 Series B Super Voting Preferred Stock were issued pursuant to the License Agreement. The Series B Super Voting Preferred Stock was valued at par at $0.001. Although the Series B Super Voting Preferred Stock is entitled to 51% voting rights as described above, the stock has no dividend rate nor conversion feature. Furthermore, the shares were not issued to the investors but rather were granted to new unrelated management.

On February 17, 2021, the 100 Series B Super Voting Preferred Stock were transferred from Jeff Canouse, former director and CEO, to Philip Falcone, director and CEO of the Company.

Series C 2% Convertible Preferred Stock, par value $0.001 with a stated value of $100 per share

There are 10,000 designated and authorized Series C 2% convertible preferred stock with a 9.99% conversion cap. Holders of Series C 2% Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of 80% of the shares of Series C Preferred Stock then outstanding, redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities nor shall the Company directly or indirectly pay or declare or make any distribution upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock shall have the right to vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on an as converted basis, either by written consent or by proxy. Each share of Series C 2% Convertible Preferred Stock may be convertible into 100 shares of Common Stock. (See Note 5)

As of September 30, 2021, no Series C Convertible Preferred shares were issued or outstanding.

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

As of September 30, 2021, 230,000 Series D Preferred Shares were issued but not converted.

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

As of September 30, 2021, 1,000 Series E Preferred Shares were issued but not converted.

On September 16, 2021, the Convertible Preferred Series E Holders entered into an Exchange Agreement whereby the aggregate 1,000 Series E preferred shares were exchanged for 1,152,500 Convertible Series E-1 preferred shares and 1,091,388,889 shares of common stock. As of September 30, 2021, no convertible Series E-1 preferred shares and none of the 1,091,288,889 shares of common stock were issued.

Series E-1 Convertible Preferred Stock, par value $0.001 with a stated value of $0.87 per share

There are 1,152,500 designated and authorized Series E-1 convertible preferred stock. There is a stated value of $0.87 per share. Series E-1 are ranked just above the Junior Stock, behind the Senior Preferred Stock. It has votes equal to the number of shares of common stock into which the Series E-1 would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E-1 would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series E-1 votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E-1, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series E-1 are entitled to vote on matters with holders of shares of Common Stock and vote together as one class, each share of Series E-1 shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series E-1 shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series E-1 are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series E-1, (a) alter or change adversely, the powers, preferences or rights given to the Series E-1 or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing. As of September 30, 2021, none of the Series E-1 shares were issued.

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

As of September 30, 2021, 1,000 Series F Preferred Shares were issued but not converted.

Series G Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share

On August 20, 2021, the Series G Convertible Preferred Stock was amended. There are now 4600 designated and authorized Series G convertible preferred stock with a 4.99% conversion cap which may be increased to a maximum of 9.9% by holder by written notice to the Company. There is a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series G are issued. Series G are ranked as a Junior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series G would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series G votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series G, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series G are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series G shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series G shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series G are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series G, (a) alter or change adversely the powers, preferences or rights given to the Series G or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

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

As of September 30, 2021, 1,000 Series F Preferred Shares were issued but not converted.

Series G Convertible Preferred Stock, par value $0.001 with a stated value of $1,000 per share

On August 20, 2021, the Series G Convertible Preferred Stock was amended. There are now 4600 designated and authorized Series G convertible preferred stock with a 4.99% conversion cap which may be increased to a maximum of 9.9% by holder by written notice to the Company. There is a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series G are issued. Series G are ranked as a Junior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series G would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series G votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series G, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series G are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series G shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series G shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series G are outstanding, the Company shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series G, (a) alter or change adversely the powers, preferences or rights given to the Series G or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

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

As of September 30, 2021, no Series G Preferred Shares were issued or outstanding. The Company received $4,600,000 in subscriptions for 4,600 of Series G Preferred Shares.

Series H Convertible Preferred Stock, par value $0.001 with a stated value of $1 per share

On November 5, 2021, the Company designated 39,895 Series H Convertible Preferred Stock. There is a stated value of $1 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series H are issued. Series H are ranked after the Junior Preferred Stock. It has no voting rights. Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into one thousand (1,000) shares of Common Stock subject to the ownership limitations (with a maximum ownership limit of 9.99%)

Note 21 - Warrants

On February 17, 2021, the Company provided Arena Partners LLP with 192,073,016 warrants. Each Warrant is exercisable for a period of five (5) years from the date of issuance. On September 24, 2021, the warrant agreement was amended. The exercise price was amended to $0.025 per share, subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations.

Note 22 - Options

On February 16, 2021, the Company cancelled all the Series A Preferred shares and offered holders of Series A Preferred shares option agreements to purchase up to 300,000 shares of CZJ License, Inc., a wholly owned subsidiary of the Company at an option price of $10 per share. The option agreements are exercisable for a period of one year from the date of issuance.

As of September 30, 2021, no options were exercised.

Note 23 - Commitments

The Company entered into a one-year employment agreement with Jeffrey Canouse on September 28, 2020 as President and Chief Executive Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $8,000 for the remainder of the employment term or renewal term. Beginning on the first anniversary date of the initial salary increase and continue on each anniversary of the increase date, the base salary shall be increased by an amount not less than 5% times the base salary in effect, plus any additional amount as determined by the Company’s Board of Directors. As of September 30, 2021, Mr. Canouse had received $48,000 pursuant to his employment agreement (2020 - $34,000 in management fees, $24,000 of which was pursuant to the employment agreement) and $24,000 is owing to Mr. Canouse for management fees. As of September 30, 2021, Mr. Canouse was owed $44,169 for out-of-pocket costs.

The Company entered into a one-year employment agreement with Walter Hoelzel on September 29, 2020 as Chief Marketing Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company will continue to pay his base salary of $5,000 for the remainder of the employment term or renewal term. As of September 30, 2021, Mr. Hoelzel had received $45,000 pursuant to his employment agreement (2020 - $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement).

The Company entered into a one-year employment agreement with Stuart Sher on September 29, 2020 as Chief Creative Officer. The term may be renewed or non-renewed with not less than thirty days’ notice prior to the expiration of the initial employment term. The employment may be terminated by death or disability, terminated with or without cause or terminated by the employee. If the employee is terminated by the Company without cause or by the employee for good reason, then the Company shall continue to pay his base salary for the remainder of the employment term or renewal term. As of September 30, 2021, Mr. Sher had received $45,000 pursuant to his employment agreement (2020 - $25,000 in consulting fees, $15,000 of which were pursuant to the employment agreement).

The Company entered into a consulting agreement with Virtue Development Company on September 29, 2020 for project consultancy. The consulting agreement is for 6 months with 6 months renewal options at the beginning of the 5th month. The monthly compensation is $4,250 and as of September 30, 2021, the Company had incurred $38,250 (2020 - $12,750) in fees pursuant to this agreement and $17,000 was owing to Virtue Development Company.

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

The Company entered into a one-year consulting agreement with Bernt Ullmann on November 23, 2020 to provide market exposure services. The monthly compensation is $5,000 per month and as of September 30, 2021, the Company incurred $45,000 (2020 - $5,000) fees and owe Mr. Ullmann $10,000 for consulting fees.

On February 17, 2021, the Company and its subsidiaries entered into a Security Agreement and a Guaranty Agreement with Arena Investors LP, for securing the loans evidenced by the $16.5 million notes to the Company. The Security Agreement includes all chattels, properties, equipment, inventory, documents, instruments, interests, stocks, securities, rights, grants, intellectual properties, general intangibles, records, cash, computer programs, all FCC licenses, contracts, agreements, and goods, etc. without limitation. On September 24, 2021, the Security Agreement and Guaranty Agreement was amended to include the Company and Sovryn Holdings Inc. only.

The Company entered into a consulting agreement with a director of the Company, Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 and ended on July 31, 2021. The Company paid Zenna Consulting Group a monthly retainer of $15,000. As of September 30, 2021, the Company paid $57,000 in fees to date.

The Company entered into a one-year employment agreement with Henry Turner on May 15, 2021 as the Company’s Chief Technology Officer and Chief Operations Officer. Mr. Turner may be terminated at any time, with or without reason, with notice. His annual base compensation is $150,000. As of September 30, 2021, the Company paid $23,077 in fees pursuant to his employment agreement.

Note 24 - Additional Cash Flow Information

During the nine months ended September 30, 2021, the following transaction did not involve cash:

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

Note 25 - Subsequent Events

Subsequent to the period ended September 30, 2021, the President and director of CZJ License Inc. loaned the Company $15,000.

A further aggregate estimate of $245,280 was advanced to the CEO and director of Madison Technologies.

Sovryn paid additional deposits in the aggregate amount of $760,000 in escrow pursuant to the asset sale transactions with several companies for their low power television stations.

On October 11, 2021, the Series E Preferred Shareholders entered into an Exchange Agreement to exchange their 1,000 Series E Preferred Shares to Series E-1 Preferred Shares. As part of this exchange, 1,091,388,889 common shares were issued and 1,152,500 Series E-1 Preferred Shares were issued. Each Series E-1 preferred share converts to 1,000 common shares. As of the date of this report, none of the Series E-1 preferred shares were converted.

On October 11, 2021, the Series F Preferred Shareholders converted their 1,000 preferred shares and 192,073,017 common shares were issued.

On October 20, 2021, the Company entered into a Stock Acquisition Agreement with Top Dog Productions Inc., Jay Blumefield and Anthony Marsh whereby the Company will acquire all of the shares of Top Dog Productions Inc., and in exchange, the Company will pay the purchase price of $10,000,000 in shares of the common stock of the Company.

The number of shares of common stock to be issued will be subject to a “collar”, with a minimum number of 16,666,667 shares in the event that the closing bid and ask price before the Closing for the Company’s stock is $0.60 or greater, and a maximum number of 25,000,000 shares in the event that the closing bid and ask price before the Closing for the Company’s stock is $0.40 or less, with ratable adjustments for a Closing Price between $0.40 and $0.60. The Closing is subject to receipt of audited and other financial statements of Top Dog Productions, other deliverables, and terms and conditions. This agreement is also subject to standard termination provisions including if the Closing had not occurred within 60 days of the execution of the Agreement.

On October 25, 2021, Sovryn entered into an asset purchase agreement with Mako Communications, LLC, a Texas Limited Liability company to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the K07AAJ-D and W05DK-D low power television stations construction permits for the Bakerfield and San Juan. As consideration for the Bakerfield and San Juan Asset Sale Transaction, Sovryn has agreed to pay $115,000 in cash, $10,000 of which was paid in escrow pursuant to the terms of an escrow agreement entered into between the Company and Mako Communications LLC.

On November 2, 2021, the subscribers of $4,600,000 for Series G Preferred Shares were issued an aggregate of 255,555,556 common shares.

On November 3, 2021, Sovryn entered into an asset purchase agreement with Prism Broadcasting Network Inc, a Georgia corporation to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the WANN-CD low power television station. As consideration for the WANN Asset Sale Transaction, Sovryn has agreed $5,250,000 in cash, $200,000 of which was paid to in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Prism Broadcasting Network Inc.

On November 8, 2021, the Series F Preferred Shareholders entered into an Exchange Agreement to exchange 39,895,000 common shares for 39,895 Series H Preferred Shares. Each of the Series H Preferred Shares converts to 1,000 common shares. A total of 39,895 Series H Preferred Shares were issued.

On November 15, 2021, the Company entered into a Purchase and Sale agreement with ZA Group Inc. to sell CZJ License Inc., one of the wholly owned subsidiaries of the Company for $250,000. At Closing, the ZA Group Inc. delivered a convertible promissory note with a principal amount equal to the purchase price. The interest rate on the note was 5% per annum and matures on November 5, 2023. The Note may be converted, from time to time, after 180 days from the issuance date of the Note into common stock of ZA Group Inc, at a fixed conversion price of $0.005 per share, subject to a beneficiary ownership limitation of not more than 4.99% of the outstanding shares of common stock of ZA Group Inc.

On November 24, 2021, 75,000 Preferred Series D shares were converted to 75,000,000 common shares.

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

GENERAL

Overview

We, through our wholly-owned subsidiary, Sovryn Holdings, Inc. (“Sovryn”), have embarked on an acquisition strategy, rolling-up un-affiliated Class A/LPTV TV stations in the top 100 DMA’s (Designated Market Areas) with a goal of building out a nationwide platform through one or more station acquisitions per DMA. Each licensed TV station can broadcast between 10 and 12 or channels creating more revenue “streams” over-the-air, 24 hours per day/7 days per week. Management’s strategy is to stage the acquisitions focusing on DMA’s 1-30 and expanding thereafter on DMA’s 31-100, acquiring one station per DMA and building a portfolio of 100 stations within 18-24 months. Management has currently identified and held discussions with a number stations owners, has received FCC approval for three stations which have been acquired: (i) KNLA/KNET, a Class A television station in Los Angeles, and (ii) KVVV, a low power television station in Houston and has entered into asset purchase agreements for the following television stations: (iii) KYMU-LD, a low power television station in Seattle; three stations in which we anticipate closing in Janauary 2022 (i) W27EB, a Class A television station in Chicago (ii) KPHE-LB, a low power television station in Phoenix and (iii) KVSD-LD, a low power station in San Diego. We have also entered into purchase agreements for operating stations in New York and Atlanta and Construction Permits (“CP”) in San Juan Puerto Rico, Boise, ID and Bakersfield, CA. In addition, Sovryn has entered into non-binding letters of intent to acquire stations in Miami, Tampa and St. Louis and has also entered into a binding LOI to acquire Top Dog Productions, Inc., a television production company d/b/a “The Jay & Tony Show”, which produces content for third party networks.

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

On September 24, 2021, the Company and the Investors amended the Notes. The Notes are convertible at any time, at the holder’s option, into shares of our common stock equal to $0.02 per share subject to adjustment. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion price in effect shall be equal to the alternate conversion price. If at any time the conversion price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the conversion price hereunder may equal such par value for such conversion and the conversion amount for such conversion may be increased to include Additional Principal, where Additional Principal means such additional amount to be added to the principal amount of this Note to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the conversion price not been adjusted by the Holder to the par value price, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The Notes may not be redeemed by the Company

As part of the agreement with the Investors, the Company issued 192,073,016 warrants. On September 24, 2021, the Company and the Investor amended the warrant agreement such that each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price equal to $0.025 per share, subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. The Holder may be eligible for cashless exercise.

The Series F Preferred Stock have no voting rights and shall convert into approximately 192,073,017 shares of common stock upon Shareholder Approval. Subsequent to the period ended September 30, 2021, the 1,000 Series F Preferred Stock were converted to 192,073,017 common shares. On November 8, 2021, the Series F Preferred Shareholders entered into an Exchange Agreement to exchange 39,895,000 common shares for 39,895 Series H Preferred Shares. Each of the Series H Preferred Shares converts to 1,000 common shares. A total of 39,895 Series H Preferred Shares were issued.

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

On March 29, 2021, Sovryn, entered into an asset purchase agreement (the “KYMU Asset Purchase Agreement”) with Seattle 6 Broadcasting Company, LLC, a Washington limited liability company (the “Seattle Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KYMU Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KYMU-LD low power television station owned by the Seattle Seller (the “Seattle Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Seattle Acquired Station (the “KYMU Asset Sale Transaction”). As consideration for the Seattle Asset Sale Transaction, Sovryn has agreed to pay the Seattle Seller $1,750,000, $87,500 of which was paid to the Seattle Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Seattle Seller (the “Seattle Escrow Fee”). The closing of the KYMU Asset Sale Transaction (the “KMYU Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Seattle Acquired Station, from Seattle Seller to Sovryn (the “Seattle FCC Consent”). The Seattle Closing occurred at the end of September 2021.

On June 9, 2021, Sovryn, entered into an asset purchase agreement (the “W27EBAsset Purchase Agreement”) with Local Media TV Chicago, LLC, a Delaware limited liability company (the “Chicago Seller”). Upon the terms and subject to the satisfaction of the conditions described in the W27EB Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the W27EB-D Class A television station owned by the Chicago Seller (the “Chicago Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Chicago Acquired Station (the “W27EBAsset Sale Transaction”). As consideration for the Chicago Asset Sale Transaction, Sovryn has agreed to pay the Chicago Seller an amended price of $6,000,000, $300,000 of which was paid to the Chicago Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Chicago Seller (the “Chicago Escrow Fee”). The assignment has been approved for transfer by the FCC , The company has since amended the closing of the W27EB Asset Sale Transaction (the “W27EB Closing”) to December 28th, 2021.

On July 13, 2021, Sovryn, entered into an asset purchase agreement (the “KPHE Asset Purchase Agreement”) with Lotus TV of Phoenix LLC, an Arizona limited liability company (the “Arizona Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KPHE Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KPHE-LD low power television station owned by the Arizona Seller (the “Arizona Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Arizona Acquired Station (the “Arizona Asset Sale Transaction”). As consideration for the Arizona Asset Sale Transaction, Sovryn agreed to pay the Arizona Seller $2,000,000, $100,000 of which was paid to the Arizona Seller to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Arizona Seller (the “Arizona Escrow Fee”).The FCC has since consented to the transfer and Sovryn, which is currently in discussions to amend the closing date to January 14th, has increased the escrowed amount to $450,000 as a result.

On August 31, 2021, Sovryn entered into an asset purchase agreement (the “KVSD Asset Purchase Agreement”) with D’Amico Brothers Broadcasting Corp., a California company (the “San Diego Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVSD Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVSD-LD low power television station owned by the San Diego Seller (the “San Diego Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the San Diego Acquired Station (the “KVSD Asset Sale Transaction”). As consideration for the KVSD Asset Sale Transaction, Sovryn has agreed to pay the San Diego Seller $1,500,000 in cash, $75,000 of which was paid to the San Diego Seller (subsequent to the period end) and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the San Diego Seller (the “KVSD Escrow Fee”). The FCC has since consented to the transfer, and Sovryn, which is currently in discussions to amend the closing date to January 14th, has increased the escrowed amounts to $275,000.

Sovryn, entered into an asset purchase agreements (the “WXNY and WANN Asset Purchase Agreements”) with New York Spectrum Holdings Corp. (“WXNY New York Seller”) and Prism Broadcasting (the “WANN Atlanta Seller”). The FCC has consented to the transfer of the WXNY license and Sovryn is currently in the process of scheduling a closing date. Purchase price for the New York station in total is $5.4mm. Upon the terms and subject to the satisfaction of the conditions described in the WANN Agreement Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the WANN-CD, a Class A low power television station owned by the Prism Broadcasting (the “Atlanta Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Atlanta Station (the “WANN Asset Sale Transaction”). As consideration for the Atlanta Asset Sale Transaction, Sovryn has agreed to pay the Atlanta Seller $5,250,000, $200,000 of which was paid and is held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Atlanta seller. The closing of the WANN Asset Sale Transaction (the “WANN Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Atlanta Acquired Station, from Atlanta Seller to Sovryn (the “ Atlanta FCC Consent”). The Atlanta Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Atlanta FCC Consent has been granted and (ii) the other conditions to the WANN Closing set forth in the WANN Asset Purchase Agreement.

In addition, Sovryn entered into an Asset Purchase Agreement (the “San Juan, Boise and Bakersfield Construction Permits) with Mako Communications (“the CP Seller”). Purchase price for the three CP’s is $115,000, $10,000 of which has been paid and held in Escrow. The FCC has consented to the transfer and Sovryn is in discussions with Mako to schedule a closing date.

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

Nine months ended September 30, 2021 and September 30, 2020

Sales

Net Sales increased to $760,053 for the nine months ended September 30, 2021 from $401 for the nine months ended September 30, 2020. The increase resulted from the acquisition of KNLA/KNET, KVVV and KYMU television stations and the revenues associated with the existing lease agreements held by those stations.

Amortization

Amortization increased to $140,826 for the nine months ended September 30, 2021 from $20,884 for the nine months ended September 30, 2020. The increase resulted from the acquisition of tangible and intangible assets of KNLA/KNET, KVVV and KYMU television stations.

Consulting Fees

Consulting Fees increased to $348,500 for the nine months ended September 30, 2021 from $40,000 for the nine months ended September 2021. The increase was primarily the result of agreements put in place by the company for sales, finance and general consulting purposes.

General and administrative fees

General and Administrative fees increased to $149,905 for the nine months ended September 30,2021 from $18, 009 for the nine months ended September 20, 2020. The increase was primarily the result expenses for associated administrative and salary expenses related to headcount.

Lender Fees

Arena Capital Lender Fees increased to $1,606,275 for the nine months ended September 30,2021 from $0 for the nine months ended September 30, 2020. The increase was primarily the result of various expenses associated with the covenant and regulatory filings and financing documentation.

Management Fees

Management Fees increased to $360,462 for the nine months ended September 30, 2021 from $10,000 for the nine months ended September 30, 2020. The increase was primarily the result of management agreements put in place up on the acquisition of Sovryn, its television stations and associated financings.

Marketing and Product Development Fees

Marketing and Product Development Fees increased to $207,325 for the nine months ended September 30, 2021 from $0 for the nine months ended September 30, 2020. The increase resulted from fee arrangements put in place for marketing related activities.

Professional Fees

Professional Fees increased to $1,041,630 for the nine months ended September 30, 2021 from $31,519 for the nine months ended September 30, 2020. The increase was primarily the result of an increase in the legal and accounting expense associated with the acquisitions of Sovryn, KNLA/KNET, KVVV and KYMU television stations, the financing associated with those acquisitions , the expense associated with the Asset Purchase Agreements for WXNY and WANN and, the expense associated with regulatory filings for the SEC, including the Form S1 Registration.

Royalty Expense

Royalty expense decreased to $35,323 for the nine months ended September 30, 2021 from $41,667 for the nine months ended September 30, 2020. The decrease resulted from amended terms in the agreement with CZJ products.

Amortized Interest

Amortized Interest increased by to $372,177 for the nine months ended September 30, 2021 from $0 for the nine months ended September 30, 2020. The increase resulted from financing associated with the acquisition of KNLA/KNET, KVVV and KYMU television stations.

Interest

Interest increased to $1,151,531, the nine months ended September 30, 2021 from $7,592 for the nine months ended September 30, 2020. The increase was the result of financing put in place for working capital and the acquisition of KNLA/KNET, KVVV and KYMU television stations.

Net Loss

Net Loss increased to $4,961,892 for the nine months ended September 30, 2021 from $183,902 for the nine months ended September 30, 2020. The increase was primarily the result of an increase in expenses associated with the build-out and roll-out of the Sovryn Holdings business plan, notably, expenses associated with the professional fees incurred with the acquisitions and other necessary regulatory filings as well as interest expense from the Arena Capital credit facility.

Three months ended September 30, 2021 and September 30, 2020

Sales

Net sales increased to $464,028 for the three months ended September 30, 2021 from $179 for the three months ended September 30, 2020. The increase was the result of the acquisition of KNLA/KNET , KVVV and KYMU television stations and the revenues associated with the existing lease agreements held by those stations.

Amortization

Amortization decreased to ($74,276) for the three months ended September 30, 2021 from $20,884 for the three months ended September 30, 2020. The decrease resulted from a change in allocation of capitalized purchased costs arising from updated valuation reports.

Consulting Fees

Consulting Fees increased to $69,000 for the three months ended September 30, 2021 from $40,000 for the three months ended September 30, 2020. The increase was primarily the result of agreements put in place by the company for sales, finance and general consulting purposes

General and administrative fees

General and Administrative fees increased to $110,936 for the 3 months ended September 30, 2021 from $6,320 for the three months ended September 30, 2020. The increase was primarily the result of expenses for associated administrative and salary expenses related to headcount.

Lender Fees

Lender Fees increased to $1,320,692 for the three months ended September 30, 2021 from $0 for the three months ended September 30, 2020. The increase resulted from various expenses associated with the Arena Capital financing.

Management Fees

Management Fees increased to $154,385for the three months ended September 30, 2021 from $10,000 for the three months ended September 30, 2020. The increase was primarily the result of management agreements put in place up on the acquisition of Sovryn and the television stations and associated financings.

Marketing and Product Development Fees

Marketing and Product Development Fees increased to $28,790 for the three months ended September 30, 2021 from $0 for the three months ended June 30, 2020. The increase was primarily the result of fee arrangements put in place for marketing related activities.

Professional Fees

Professional Fees increased to $517,911 for the three months ended September 30, 2021 from $27,870 for the three months ended September 30, 2020. The increase was primarily the result of an increase in legal and accounting expense associated with the acquisitions of Sovryn, KNLA/KNET, KVVV and KYMU television stations and the financing associated with those acquisitions.

Royalties

Royalty expense decreased for the three months ended September 30, 2021 from $41,667 for the three months ended September 30, 2020. The decrease was primarily the result of the amended terms of the agreement with CZJ products.

Amortized Interest

Amortized Interest increased by to $135,855 for the three months ended September 30, 2021 from $14,633 for the three months ended September 30, 2020. The increase was primarily the result of financing associated with the acquisition of KNLA/KNET, KVVV and KYMU television stations.

Interest

Interest increased 471,033 $453,750 for the three months ended September 30, 2021 from $4,519 for the three months ended September 30, 2020. The increase was primarily the result of the financing put in place for working capital and the acquisition of KNLA/KNET, KVVV and KYMU television stations.

Net Loss

Net Loss increased to $2,405,292 for the three months ended September 30, 2021 from $165,714 for the 3 months ended September 30, 2020. The increase was primarily the result of an increase in expenses associated with the build-out and roll-out of the Sovryn business plan and expenses associated with the financing and Sovryn acquisitions.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2021, Madison had cash of $2,194,562 and a working capital surplus of $1,721,845, compared to cash of $9,491 and working capital deficit of $100,141 as at December 31, 2020.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of September 30, 2021, our principal source of liquidity was our cash, which totaled $2,194,562 ..Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations and acquisitions. We expect that the principal uses of cash in the future will be for continuing operations, acquisitions and expenses associated with rolling out the business plan.

Net Cash Used in Operating Activities

Madison used cash of $4,182,399 in operating activities during the first nine months of fiscal 2021 compared to cash used of $33,851 in operating activities during the same period in the previous fiscal year. The increase was primarily the result of increase in expenses associated with the build out and roll out of Sovryn’s business plan.

Net Cash Provided (Used in) Investing Activities

Madison used cash of $14,462,531 in investing activities during the first nine months of fiscal 2021 compared to cash used of $0 in investing activities during the same period in the previous fiscal year. The increase was the result of acquisitions and expenses associated with KNLA/KNET, KVVV , KYMU television stations, deposits associated with signed purchase agreements and loans made to Top Dog Productions Inc.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities of $20,830,001 for the first nine months of fiscal 2021, were from the proceeds of the Arena financing in February 2021 and Share subscriptions received but not issued for our Series G preferred stock and proceeds from subordinated loans, compared to cash used of $209,000 in financing activities during the same period in the previous fiscal year.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Madison’s management, with the participation of the Chief Executive Officer, of the effectiveness of Madison’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Madison’s internal control over financial reporting is a process designed under the supervision of Madison’s Chief Executive Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Madison’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Changes in Internal Controls over Financial Reporting

There were no changes in Madison’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). In connection with the issuance of the Notes, the Company issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of series F convertible preferred stock (the “Series F Preferred Stock”).

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

On September 24, 2021, the Company and the Investors amended the Notes. The Notes are convertible at any time, at the holder’s option, into shares of our common stock equal to $0.02 per share subject to adjustment. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion price in effect shall be equal to the alternate conversion price. If at any time the conversion price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the conversion price hereunder may equal such par value for such conversion and the conversion amount for such conversion may be increased to include Additional Principal, where Additional Principal means such additional amount to be added to the principal amount of this Note to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the conversion price not been adjusted by the Holder to the par value price, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with the issuance by the Company of common stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. The Notes may not be redeemed by the Company

As part of the agreement with Arena, the Company issued 192,073,016 warrants. On September 24, 2021, the Company and the Investor amended the warrant agreement such that each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price equal to $0.025 per share, subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. The Holder may be eligible for cashless exercise.

The Series F Preferred Stock have no voting rights and shall convert into approximately 192,073,017 shares of common stock upon Shareholder Approval. Subsequent to the period ended September 30, 2021, the 1,000 Series F Preferred Stock were converted to 192,073,017 common shares. On November 8, 2021, the Series F Preferred Shareholders entered into an Exchange Agreement to exchange 39,895,000 common shares for 39,895 Series H Preferred Shares. Each of the Series H Preferred Shares converts to 1,000 common shares. A total of 39,895 Series H Preferred Shares were issued.

During the three months ended September 30, 2021, the Company entered into Subordinated Loan Agreements for gross proceeds of $1,200,000, of which $350,000 was paid off subsequent to the quarter end.

The Loans were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors in such securities are each an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.

On November 2, 2021, the subscribers of $4,600,000 for Series G Preferred Shares were issued an aggregate of 255,555,556 common shares. Proceeds from the financing will be used for operations and general working capital.

On November 24, 2021, 75,000 Preferred Series D shares were converted to 75,000,000 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: December 21, 2021	By:	/s/ Philip A. Falcone
	Name:	Philip A. Falcone
	Title:	CEO
(Principal Executive Officer and Principal Financial and Accounting Officer)

-43-