Form 10-K
period 2021-12-31
Madison Technologies Inc.
filed 2022-08-26
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2021

☐	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ___________ to___________

Commission file number 000-51302

Madison Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Not Applicable	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	OTCQB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $2,072,723.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 26, 2022, was 1,599,095,027.

Madison Technologies Inc.	Form 10-K - 2021	Page 2

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2021, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Madison Technologies Inc.	Form 10-K - 2021	Page 3

part I

Item 1. Business.

Summary

Madison Technologies Inc. (“Madison” or the “Company” or “we” or “us” or “our”) is a Nevada corporation that was incorporated on June 15, 1998.

On February 16, 2021, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn Holdings, Inc. (“Sovryn”) and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.001 per share (“Sovryn Common Shares”), pursuant to which the Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of our Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), which was transferred by Jeffrey Canouse, our controlling shareholder and Chief Executive Officer at the time (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of Series E Preferred Stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the “Equity Exchange”).

Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Convertible Note Exchange Agreements”) with the holders of our outstanding of convertible promissory notes (the “Convertible Notes”). Pursuant to Convertible Note Exchange Agreements, the holders of the Convertible Notes were issued, in exchange for their Convertible Notes, a total of 230,000 shares of our newly-designated Series D Preferred Stock. Our new Series D Preferred Stock is convertible into common stock at a ratio of 1,000 shares of common stock for each share of preferred stock held. Immediately prior to the closing of the Share Exchange Agreement, we entered into Exchange Agreements (the “Preferred Stock Exchange Agreements” and together with the Convertible Note Exchange Agreements, the “Exchange Agreements”) with the holders of our outstanding series A convertible preferred stock (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreements, the holders of the Series A Preferred Stock were issued, in exchange for their Series A Preferred Stock, options to purchase a majority of the outstanding shares of common stock of our newly to be formed wholly owned subsidiary to be called CZJ License, Inc. In addition, the agreements related to the Luxurie Legs line of products were transferred to CZJ License, Inc. in March 2021.

On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock (the “Series F Preferred Stock”).

The Notes each have a term of thirty-six months and mature on February 17, 2024, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in our registered Common Stock (rather than cash) in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume weighted average price of our Common Stock for the five days immediately preceding the date of conversion.

The Notes are convertible at any time, at the holder’s option, into shares of our Common Stock at a price of $0.02, subject to adjustment (the “Conversion Price”), subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with our issuance of Common Stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion Price in effect shall be equal to 75% of the average volume weighted average price of our Common Stock for the five Trading Days on the Trading Market immediately preceding the date of conversion (the Alternative Conversion Price”); provided, however, that the Alternate Conversion Price may not exceed $0.015 per share, as adjusted pursuant to the terms of the Notes. The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with our issuance of common Stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. We may not redeem the Notes.

Madison Technologies Inc.	Form 10-K - 2021	Page 4

Each Warrant is exercisable for a period of five years from the date of issuance at an initial exercise price of $0.025, subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations.

The Series F Preferred Stock converted into 192,073,017 shares of Common Stock upon the increase of our authorized shares of capital stock which occurred on September 16, 2021.

On February 17, 2021, Sovryn, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with NRJ TV II CA OPCO, LLC, a Delaware limited liability company (“OpCo”) and NRJ TV III CA License Co., LLC, a Delaware limited liability company (together with OpCo, “Sellers”). Upon the terms and subject to the satisfaction of the conditions described in the Asset Purchase Agreement, Sovryn will acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations owned by the Sellers (the “Los Angeles Acquired Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Los Angeles Acquired Stations (the “Asset Sale Transaction”). As consideration for the Asset Sale Transaction, Sovryn has agreed to pay the Sellers $10,000,000, $2,000,000 of which was paid to Sellers upon execution of the Asset Purchase Agreement, as follows: (i) an escrow deposit of $1,000,000 to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Sellers (the “Escrow Fee”) and (ii) a non-refundable option fee of $1,000,000 (the “Option Fee”). The closing of the Asset Sale Transaction took place on April 19, 2021.

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

On March 29, 2021, Sovryn, entered into an asset purchase agreement (the “KYMU Asset Purchase Agreement”) with Seattle 6 Broadcasting Company, LLC, a Washington limited liability company (the “Seattle Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KYMU Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KYMU-LD low power television station owned by the Seattle Seller (the “Seattle Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Seattle Acquired Station (the “KYMU Asset Sale Transaction”). As consideration for the Seattle Asset Sale Transaction, Sovryn has agreed to pay the Seattle Seller $1,750,000, $87,500 of which was paid to the Seattle Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Seattle Seller (the “Seattle Escrow Fee”). The closing of the KYMU Asset Sale Transaction (the “KMYU Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Seattle Acquired Station, from Seattle Seller to Sovryn (the “Seattle FCC Consent”). The Seattle Closing shall occur no more than ten (10) business days following the later to occur of (i) the date on which the Seattle FCC Consent has been granted and (ii) the other conditions to the KMYU Closing set forth in the KMYU Asset Purchase Agreement. The closing of the KMYU Asset Sale Transaction took place on September 24, 2021.

Madison Technologies Inc.	Form 10-K - 2021	Page 5

On June 9, 2021, Sovryn, entered into an asset purchase agreement (the “W27EBAsset Purchase Agreement”) with Local Media TV Chicago, LLC, a Delaware limited liability company (the “Chicago Seller”). Upon the terms and subject to the satisfaction of the conditions described in the W27EB Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the W27EB-D Class A television station owned by the Chicago Seller (the “Chicago Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Chicago Acquired Station (the “W27EBAsset Sale Transaction”). As consideration for the Chicago Asset Sale Transaction, Sovryn has agreed to pay the Seattle Seller $5,700,000, $285,000 of which was paid to the Chicago Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Chicago Seller (the “Chicago Escrow Fee”). The closing of the W27EB Asset Sale Transaction (the “W27EB Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Chicago Acquired Station, from Chicago Seller to Sovryn (the “Chicago FCC Consent”). The Chicago Closing shall occur no more than third (3rd) business days following the later to occur of (i) the date on which the Chicago FCC Consent has been granted and (ii) the other conditions to the W27EB Closing set forth in the W27EB Asset Purchase Agreement.

On July 13, 2021, Sovryn, entered into an asset purchase agreement (the “KPHE Asset Purchase Agreement”) with Lotus TV of Phoenix LLC, an Arizona limited liability company (the “Arizona Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KPHE Asset Purchase Agreement, Sovryn agreed to acquire the licenses and FCC authorizations to the KPHE-LD low power television station owned by the Arizona Seller (the “Arizona Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Arizona Acquired Station (the “Arizona Asset Sale Transaction”). As consideration for the Arizona Asset Sale Transaction, Sovryn has agreed to pay the Seattle Seller $2,000,000, $100,000 of which was paid to the Arizona Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Arizona Seller (the “Chicago Escrow Fee”). The closing of the KPHE Asset Sale Transaction (the “Arizona Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Arizona Acquired Station, from Arizona Seller to Sovryn (the “Arizona FCC Consent”). The Arizona Closing shall occur no more than five (5) business days following the later to occur of (i) the date on which the Arizona FCC Consent has been granted and (ii) the other conditions to the Arizona Closing set forth in the KPHE Asset Purchase Agreement.

On August 31, 2021, Sovryn entered into an asset purchase agreement (the “KVSD Asset Purchase Agreement”) with D’Amico Brothers Broadcasting Corp., a California company (the “San Diego Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVSD Asset Purchase Agreement, Sovryn agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVSD-LD low power television station owned by the San Diego Seller (the “San Diego Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the San Diego Acquired Station (the “KVSD Asset Sale Transaction”). As consideration for the KVSD Asset Sale Transaction, Sovryn has agreed to pay the San Diego Seller $1,500,000 in cash, $75,000 of which was paid to the San Diego Seller (subsequent to the period end) and to be held in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the San Diego Seller (the “KVSD Escrow Fee”).The closing of the KVSD Asset Sale Transaction (the “KVSD Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the San Diego Acquired Station, from the San Diego Seller to Sovryn (the “San Diego FCC Consent”). The KVSD Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the San Diego FCC Consent has been granted and (ii) the other conditions to the KVSD Closing set forth in the KVSD Asset Purchase Agreement.

On September 9, 2021, we entered into a Secured Loan and Security Agreement (“Loan Agreement”) with Top Dog Productions, Inc.,(d/b/a The Jay and Tony Show) as the borrower (the “Borrower”) under such Loan Agreement. The Loan Agreement provides that we will make one or more disbursements of a Loan to the Borrower in an aggregate principal amount not to exceed $2,000,000. Our commitment to make disbursements ends on September 8, 2022 and all unpaid principal will mature on September 9, 2022. Interest will accrue on the outstanding principal under the Note at 5%; provided, however, that interest will accrue at 24% per annum from the date of the occurrence of an Event of Default until the principal is paid. Any accrued and unpaid interest shall be payable on March 9, 2022 and September 9, 2022 and on the date any principal of the loan is prepaid on the amount of such principal so prepaid. The Borrower may repay the principal of the loan at any time. Any principal that is repaid may not be reborrowed. To date, the Borrower has not made a principal or interest payment and unpaid interest was approximately $12,000 as of June 30, 2022.

Madison Technologies Inc.	Form 10-K - 2021	Page 6

On the September 16, 2021, we entered into an exchange agreement (collectively, the “Exchange Agreement”) with the holders of Series E Preferred Stock pursuant to which the holders agreed to exchange all of the shares of Series E Preferred Stock for an aggregate of 1,152,500 shares of convertible Series E-1 Preferred Stock and an aggregate of 1,091,388,889 shares of Common Stock. Each share of series E-1 Preferred Stock is convertible into 1,000 shares of Common Stock and has voting rights equal to the number of shares of Common Stock into which the Series E would be convertible on the record date for the vote or consent of our stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock.

On September 23, 2021, we entered into a Limited Waiver and First Amendment to the Securities Purchase Agreement, Notes, Warrants and Registration Rights Agreement (the “Waiver”), with the Investors and Arena Investors, LP, in its capacity as agent. Pursuant to the Agreement, the Agent and the Investors have agreed (i) to waive certain Event of Default (each as defined in the Notes) which occurred on or prior to the date of the Waiver , (ii) to make certain amendments to the Purchase Agreement to, among other things, allow for us to issue up to $2 million of subordinated indebtedness, enter into the loan agreement with Top Dog Productions Inc., make certain amendments to the Purchase Agreement to effect such waivers and to release the remainder of the proceeds in the Funding Account (as defined in the Purchase Agreement) to us, (iii) to make certain amendments to the Notes to, among other things, make the conversion price a fixed price of $0.02 and to provide for certain Permitted Acquisitions (as defined under the Waiver), (iv) to make certain amendments to the Warrants to, among other things, make the exercise price a fixed price of $0.025 and to clarify the mechanics of the cashless exercise provision and (v) to make certain amendments to the registration rights agreement to extend the Effectiveness Date (as defined in the Registration Rights Agreement) to February 17, 2022.

On October 20, 2021, we entered into a Stock Acquisition Agreement with Top Dog Productions Inc., Jay Blumenfield and Anthony Marsh whereby we will acquire all of the shares of Top Dog Productions Inc., and in exchange, we will pay the purchase price of $10,000,000 in shares of our Common Stock.

The number of shares of Common Stock to be issued will be subject to a “collar”, with a minimum number of 16,666,667 shares in the event that the closing bid and ask price before the Closing for our stock is $0.60 or greater, and a maximum number of 25,000,000 shares in the event that the closing bid and ask price before the Closing for our stock is $0.40 or less, with ratable adjustments for a Closing Price between $0.40 and $0.60. The Closing is subject to receipt of audited and other financial statements of Top Dog Productions Inc., other deliverables, and terms and conditions. This agreement is also subject to standard termination provisions including if the Closing had not occurred within 60 days of the execution of the Agreement. The terms of this transaction have since been amended. The number of shares of our Common Stock issued to the shareholders of Top Dog Productions Inc. to complete the transaction will total 12,500,000 shares. In addition, the shareholders of Top Dog Productions Inc. may receive an additional 12,500,000 shares of our Common Stock by the year ended December 31, 2024, subject to EBITDA milestones.

On October 25, 2021, Sovryn entered into an asset purchase agreement with Mako Communications, LLC, a Texas Limited Liability company to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the K07AAJ-D and W05DK-D low power television stations construction permits for the Bakersfield and San Juan. As consideration for the Bakersfield and San Juan Asset Sale Transaction, Sovryn has agreed to pay $115,000 in cash, $10,000 of which was paid in escrow pursuant to the terms of an escrow agreement entered into between us and Mako Communications LLC.

On November 3, 2021, Sovryn entered into an asset purchase agreement with Prism Broadcasting Network Inc., a Georgia corporation to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the WANN-CD low power television station. As consideration for the WANN Asset Sale Transaction, Sovryn has agreed $5,250,000 in cash, $200,000 of which was paid to in escrow pursuant to the terms of an escrow agreement entered into between Sovryn and the Prism Broadcasting Network Inc.

Madison Technologies Inc.	Form 10-K - 2021	Page 7

On November 15, 2021, we entered into a Purchase and Sale agreement with ZA Group Inc. to sell CZJ License Inc., one of our wholly owned subsidiaries, for $250,000. At Closing, the ZA Group Inc. delivered a convertible promissory note with a principal amount equal to the purchase price. The interest rate on the note was 5% per annum and matures on November 5, 2023. The Note may be converted, from time to time, after 180 days from the issuance date of the Note into common stock of ZA Group Inc., at a fixed conversion price of $0.005 per share, subject to a beneficiary ownership limitation of not more than 4.99% of the outstanding shares of common stock of ZA Group Inc.

Our operations, prior to the acquisition of Sovryn Holdings, Inc. in February 2021, included (i) the distribution of Tuffy Pack’s product line of custom inserts that provided a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests and (ii) with its licensing agreement with the Casa Zeta-Jones Brand, development and distribution of a new luxury shaving regiment under the Luxurie Legs line of products exclusively designed and branded for women under the Casa Zeta-Jones Brand.

We abandoned the Tuffy Pack product line during the fourth quarter of 2020 and in connection with the Acquisition of Sovryn Holdings, as described below, we no longer intended to focus on the CZJ Brand and Luxurie Legs line of products and instead pursued the business of Sovryn Holdings.

Product and Services

We, through our wholly-owned subsidiary, Sovryn embarked on an acquisition strategy, rolling-up un-affiliated Class A/LPTV TV stations in the top 100 DMA’s (Designated Market Areas) with a goal of building out a nationwide platform through one or more station acquisitions per DMA. Each licensed TV station can broadcast between 10 and 12 and potentially more revenue “streams” of content (“channels”) over-the-air, 24 hours per day/7 days per week. Management’s strategy is to stage the acquisitions focusing on DMA’s 1-30 and expanding thereafter on DMA’s 31-100, acquiring one station per DMA and building a portfolio of 100 stations within 18-24 months. Management has received FCC approval for seven acquisitions (i) KNLA/KNET, a Class A television station in Los Angeles, (ii) KVVV, a low power television station in Houston and (iii) KYMU-LD, a low power television station in Seattle, having closed, with four remaining, W27EB Chicago, KVSD San Diego, KPHE Phoenix, and KDTL St. Louis. Finally, we have also signed a purchase agreements to acquire the WXNY in New York and WANN in Atlanta, as well ownership of The Jay & Tony Show.

Madison’s initial objective was to create a broadcast Over-The-Air (“OTA”) content distribution platform to capitalize on the changing media and distribution landscape and on the growing OTA viewership in the U.S. The over-the-air programming carried on these stations is initially expected to include entertainment, shopping, weather, sports as well as religious networks and networks targeting select ethnic groups with content lease agreements as the prime source of revenue. Pricing of lease agreements is in part determined by market rank, the signal contour and the number of OTA TV households in a given market, as well as supply and demand.

Madison Technologies Inc.	Form 10-K - 2021	Page 8

Recent Developments

We are exploring more capital efficient and technology centric alternatives to its planned station acquisition distribution platform. While there is no guarantee that we will be successful with this alternative approach, we have determined that we will postpone further capital expenditures on acquisitions and as a result, the planned acquisitions of W27EB-Chicago, KPHE-Phoenix, KVSD-San Diego, WANN-Atlanta and KDTL-St. Louis stations have been terminated and future acquisition plans have been put on hold while we evaluate this alternative approach.

As the cornerstone of our new strategy, we formed a new vertical and have embarked on a buildout of a news and entertainment network, Blockchain TV (“BCTV”) dedicated to cryptocurrency, NFT, Web3 and blockchain technology which we expect to launch in the coming months. On February 15, 2022, we entered into an agreement with TMG, Inc., a Canada-based television production firm to produce, manage and operate the television network and have since hired and engaged a number of blockchain news and entertainment personalities as anchors and hosts.

Through our relationship with TMG, Inc., we plan to produce, manage and operate proprietary content that will be broadcast and streamed 24/7 as “BCTV” on our OTA platform, APP and website and through third party broadcasters, cable television operators, alternative video distribution platforms such as YouTube, Roku, Pluto and xumo. The live content is designed and modeled after “Squawk Box” with anchors, Bobby Del Rio, Catherine Murray and Ruth O’Neill, bringing viewers live, hourly shows on what is happening in the crypto space, NFT, Web3 and the Metaverse marketplace. BCTV plans to go “live” with its network in the third quarter of 2022. Our primary revenue sources for BCTV will be advertising and sponsorship revenues.

We seek to complete our acquisition of Top Dog Productions, Inc., a Los Angeles based television production company founded and operated by Award-winning producers Jay Blumenfield and Tony Marsh. Their studio team will continue creating and developing shows for third party networks as well proprietary content for BCTV. One example is their creation of an unscripted series, “Woke up Rich”, that details rags to riches story of individuals who got involved in crypto.

We plan to derive additional programming content by aggregating the world’s top influencers in the space, bringing larger than life personalities to the screen and elevating their viral content into long and short-form programing that we push out on all platforms from social media to broadcast television. We envision airing gaming content with viewers enabled to play along interactively and be rewarded with real world and meta world prizes.

We registered the trademark “BLOCKCHAIN.TV Power 100” and we are compiling a list of the top 100 most influential people and companies in the blockchain space around the world that we plan to use as a source for interviews that we incorporate in a daily show. Our programming content plans include Blockchain Awards Shows for NFT, Crypto and Metaverse.

We plan to livestream our content globally with game center technology from studios in New York City, Miami and Niagara Fall, Canada. Blockchain Entertainment will create and develop special events and conferences including opportunities around education.

We see the opportunity to use BLOCKCHAIN.TV to generate another revenue stream through e-commerce opportunities in Community NFT, Metaverse and crypto services.

Station Operations

Each licensed TV station has the capability of delivering 10+ different TV channels of content Over-the-Air, 24 hours per day/7 days per week. If converted to the new FCC approved ATSC 3.0 technology, the streaming capacity will increase to 25+ channels or more, giving us the potential to stream content upon completion of the roll-up to over 2500 channels aggregated over expected 100 stations.

We operate the stations remotely and centrally, eliminating the need for in-market personnel or a studio facility. Remote operations of stations results in significant cost efficiencies. Recent FCC deregulation in TV broadcasting has eliminated the need for full time employees and studio facilities operating Class A and Low Power stations allowing for greater cost efficiency.

Madison Technologies Inc.	Form 10-K - 2021	Page 9

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

Competitive Conditions

Our broadcast stations will face competition from other free over-the-air television and radio stations, telecommunication companies, cable and satellite providers, print media providers, internet and other emerging technologies. Some of our current and potential competitors have greater resources and access to capital. If we need to obtain additional funding, we may not be able to obtain such capital on favorable terms and be forced to delay its development as a result. Furthermore, technological advancements and the resulting increase in programming alternatives may increase competition for household audiences.

Our BCTV content will compete for viewership in a marketplace that is fragmented and niche. Major media organizations such as Bloomberg and Comcast, which operates CNBC and MSNBC, deliver content about crypto, NFT, Web3 and the metaverse, but none have a dedicated source for viewers to continuously consume that content.

Dependence on Customers

Currently, we are not and will not be dependent on one or a few major customers. Our business is designed to generate revenue from four primary categories of customers: (1) advertisers and sponsors of our BCTV content that airs on our OTA platform, APP and website and through third party broadcasters, cable television operators, alternative video distribution platforms such as YouTube, Roku, Pluto and xumo; (2) people who view our BCTV content, and form the audience that attracts advertisers and sponsors; (3) people who interact with our content either as viewers or as attendees as BLOCKCHAIN.TV branded events; and (4) third party networks that lease channels on our OTA platform.

Technology and Intellectual Property

Except for the trademark “BLOCKCHAIN.TV Power 100”, we do not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

Broadcast licenses are issued by and subject to the jurisdiction of the FCC, pursuant to the Communications Act of 1934. The FCC regulates our broadcasting business and has the authority to issue, renew, revoke and modify broadcast licenses and impose penalties for the violation of its regulations. We must often obtain the FCC’s approval to obtain, renew, assign or modify a license, purchase a new station or sell an existing station. Our FCC license for KVVV is due for renewal on August 1, 2022, our licenses for KNLA and KNET are due for renewal on December 1, 2022 and our license for KYMU is due for renewal on February 1, 2023. The FCC licenses are critical to the operations and we cannot operate without them. We cannot be certain that the FCC will renew these licenses in the future if acquired or approve new acquisitions in a timely manner. If licenses are not renewed or acquisitions are not approved, we may lose revenue that we could otherwise have earned and this would have an adverse effect on the overall business and financial condition.

We will be subject to federal and state laws and regulations that relate directly or indirectly to its operations including federal securities laws. Madison will also be subject to common business and tax rules and regulations pertaining to the operation of its business.

Madison Technologies Inc.	Form 10-K - 2021	Page 10

Research and Development Activities and Costs

We have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.

Facilities

We lease TV production and broadcast transmission facilities in Los Angeles County, California, King County, Washington and Harris County, Texas.

Number of Total Employees and Number of Full Time Employees

We have four employees, all of whom are full time with three in TV broadcast operations and one in administration.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the future.

We have a history of losses. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer and the trading price of our stock may decline.

We have incurred net losses of $14.3 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had accumulated deficit of $15.7 million.

We are not certain whether or when we will obtain a high enough volume of sales of our products and services to sustain or increase our growth or achieve or maintain profitability in the future. We expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

●	content production related to our network operations, including investments in expanding our content and production teams;

Madison Technologies Inc.	Form 10-K - 2021	Page 11

●	sales and marketing, including a significant expansion of our sales organization;

●	continued expansion of our business into adjacent geographic markets; and

●	general administration expenses, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not be able to achieve or maintain profitability in the future.

We incurred debt in connection with our acquisitions of television station assets which could adversely affect our financial condition and restrict our operating flexibility.

In connection with our acquisitions of the Los Angeles Stations, the Houston Station and the Seattle Station completed in 2021, we issued $16.5 million in convertible notes to Arena Investors LP. The convertible notes require us to make quarterly interest payments, based on a fixed 11.0% interest rate interest, of approximately $0.4 million that commenced March 31, 2021 with a pro-rated payment of $0.2 million. The notes are convertible at any time, at the option of Arena Investors LP, into shares of our Common Stock at a price of $0.02, subject to adjustment (the “Conversion Price”), subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with our issuance of Common Stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion Price in effect shall be equal to 75% of the average volume weighted average price of our Common Stock for the five (5) Trading Days on the Trading Market immediately preceding the date of conversion (the Alternative Conversion Price”); provided, however, that the Alternate Conversion Price may not exceed $0.015 per share, as adjusted pursuant to the terms of the Notes. We man not redeem the Notes. The convertible notes are secured by substantially all of our assets.

The convertible notes include negative covenants that restrict our ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, guarantees, investments and acquisitions; sell or otherwise dispose of assets; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; enter into affiliate transactions; make cash distributions to our stockholders; and change the nature of our business materially.

Outstanding amounts under the convertible notes may be accelerated by Arena Investors LP upon the occurrence and continuance of certain events of default, including without limitation: payment defaults; breach of covenants beyond applicable grace periods; breach of representations and warranties; bankruptcy and insolvency defaults; and the occurrence of a material adverse effect (as defined). Acceleration is automatic upon the occurrence of certain bankruptcy and insolvency defaults.

The convertible notes and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

reserving cash in order to satisfy the obligations relating to the convertible notes could adversely affect the amount or timing of investments to grow our business, impairing our ability to invest in and successfully grow our business;

the convertible notes could limit our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

Madison Technologies Inc.	Form 10-K - 2021	Page 12

the convertible notes may increase our vulnerability to general economic downturns, competition and industry conditions and we may be unable to take advantage of opportunities that our leverage prevents us from exploiting, placing us at a disadvantage to our competitors that are less leveraged; and

the convertible notes impose restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The obligations under the convertible notes could have an adverse effect on our business, financial condition, operating results or cash flows. In addition, our failure to comply with the covenants under the convertible notes could result in an event of default and acceleration of the outstanding balance, which could significantly harm our business and cause our stock price to decline. We have not yet made the $0.4 million interest payments that were due on April 1, 2022 and July 1, 2022, and as a result, under terms of the convertible notes, the interest rate is 20.0% per annum. We are currently in discussions with our lender, Arena Capital LP, on a plan of forbearance; however, there is no assurance that we will be successful in completion of a plan, which may disrupt our operations and result in a restructuring of obligations.

Our broadcast facilities are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.

A major earthquake, fire, tsunami, hurricane, cyclone, or other disaster, such as a major flood, seasonal storms, nuclear event, or terrorist attack affecting our facilities or the areas in which we are located, or affecting those of our customers or third-party manufacturers or suppliers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If our third-party contract manufacturer’s, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment, and installation of our products could be delayed, which can impact the period in which it recognizes the revenue related to that product sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we can respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war, including the developing conflict between Russia and Ukraine, or the outbreak of epidemic diseases (including the on-going COVID-19 pandemic) could have a negative effect on our operations and sales.

If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.

Our success depends on our ability to acquire new customers in new and existing vertical markets, and in new and existing geographic markets. If we are unable to attract a sufficient number of new customers, we may be unable to generate revenue growth at desired rates. The security solutions market is competitive and many of our competitors have substantial financial, personnel and other resources that they utilize to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to our customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives. Additional factors that impact our ability to acquire new customers include the perceived need for AI-based weapons detection for security solutions, the size of our prospective customers’ security budgets, the utility and efficacy of our existing and new products, whether proven or perceived, and general economic conditions. These factors may have a meaningful negative impact on future revenues and operating results.

If we are unable to sell additional services to our customers and maintain and grow our customer retention rates, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to expand the deployment of our services with existing customers by selling them additional services. This may require increasingly sophisticated and costly sales efforts and may not result in additional sales. In addition, the rate at which our customers purchase additional services depends on a number of factors, including the perceived need for additional TV entertainment, information and other content as well as general economic conditions. If our efforts to sell additional services to our customers are not successful, our business may suffer.

Madison Technologies Inc.	Form 10-K - 2021	Page 13

Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenues. If that recurring stream of revenues does not develop as expected, or if our business model changes as the industry evolves, our operating results may be adversely affected.

Our business model is dependent, in part, on our ability to maintain and increase distribution to generate recurring revenues. Existing and future customers may not utilize our television broadcast assets at the same rate at which customers currently do. If our current and future customers reduce their utilization, our recurring revenue stream relative to our total revenues would be reduced and our operating results would be adversely affected.

Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our operating results.

Our revenue depends significantly on general economic conditions. Economic weakness and customer financial difficulties may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts of our costs and expenses. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses and impairment of investments.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness and customer financial difficulties could have a material adverse effect on demand, and consequently on our business, financial condition and results of operations.

Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of our products and infrastructure.

Our brand, reputation and ability to attract, retain, and serve our customers are dependent in part upon the reliable performance of, and the ability of our existing customers and new customers to access and use our television broadcast assets. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, equipment failure, human or software errors, capacity constraints, and fraud or cybersecurity attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our television broadcast assets, network infrastructure, cloud infrastructure and website.

Problems with the reliability or security of our systems could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition and operating results.

Any disruptions or other performance problems with our television broadcast assets could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers not to renew their subscription purchases of our products.

If we are not able to maintain and enhance our brand or reputation as an industry leader, our business and operating results may be adversely affected.

We believe that maintaining and enhancing our reputation as the leader in next-generation television is critical to our relationship with our existing end-user customers and our ability to attract new customers and reseller partners. The successful promotion of our brand will depend on multiple factors, including our marketing efforts, our ability to continue to deliver a superior customer experience and develop high-quality features and our ability to successfully differentiate our broadcast services from those of our competitors. Our brand promotion activities may not be successful or yield increased revenue. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and vertical markets. To the extent that these activities yield increased revenue; this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and reputation, our business and operating results may be adversely affected.

Madison Technologies Inc.	Form 10-K - 2021	Page 14

We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage and retain qualified personnel, especially those in sales and marketing and research and development.

Our future performance depends on the continued services and contributions of our senior management, particularly Philip Falcone, our President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key man insurance for any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Falcone, or other key employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition and results of operations.

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales and marketing and research and development. We face escalating compensation demands from new and prospective employees, as well as intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products, or market our existing products at the same levels as our competitors and it may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing and engineering positions could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like, or at all.

If we cannot maintain our company culture as it grows, we could lose the innovation, teamwork, passion and focus on execution that we believe contributes to our success and as a result, our business may be harmed.

We believe that a critical component to our success has been our mission-driven company culture based on our shared commitment to make television accessible to younger consumers, which we believe fosters innovation, teamwork, passion for customers and focus on execution, and facilitates critical knowledge transfer, knowledge sharing and professional growth. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or otherwise harm our operating results.

We may in the future acquire or invest in, businesses, television broadcast assets or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of any future acquisitions or anticipated benefits may not transpire. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

Madison Technologies Inc.	Form 10-K - 2021	Page 15

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, products, services and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

●	unanticipated costs or liabilities associated with the acquisition;

●	incurrence of acquisition-related costs, which would be recognized as a current period expense;

●	inability to generate sufficient revenue to offset acquisition or investment costs;

●	inability to maintain relationships with customers and partners of the acquired business;

●	difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

●	delays in customer purchases due to uncertainty related to any acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business and diversion of management and employee resources;

●	inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and

●	use of substantial portions of our available cash and equity or the incurrence of debt to consummate the acquisition.

Acquisitions also increase the risk of unforeseen legal liability, including for potential shareholder suits or potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process or new regulatory restrictions at the federal, state, or local levels. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations and financial condition.

In addition, a significant portion of the purchase price of companies it acquires may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.

If we are unable to compete effectively with new entrants and other potential competitors, our sales and profitability could be adversely affected.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products that compete with theirs or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact prices that partners and customers are willing to pay in those countries and regions. We cannot be certain that we will be successful in developing and introducing new products with enhanced functionality on a timely basis, or that our new product offerings, if introduced, will enable it to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

Madison Technologies Inc.	Form 10-K - 2021	Page 16

Because our services may collect and store viewer and related information, domestic and international privacy and cyber security concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products.

We may be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we take measures to protect the security of personal information, it is possible that our security controls over personal information and other practices we follow may not prevent the unauthorized access to, or the unintended release of, personal information. In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practices insufficient. If there is a breach of our computer systems and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual and may be subject to significant fines and penalties. In the event of a breach we could face government scrutiny or consumer class actions.

Cybersecurity incidents directed at us or our third-party vendors can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party vendors collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees. Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. We have experienced and expect to continue to experience attempted routine cyber-attacks of our information technology networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our solutions; or customer or other data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our solutions.

A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents.

Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deterring people from using our platform; damage our brand and reputation; and a materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

Madison Technologies Inc.	Form 10-K - 2021	Page 17

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.

We, and our customers are subject to a number of domestic and international laws and regulations that apply to cloud services and the internet generally. These laws, rules and regulations address a range of issues including data privacy and cyber security, breach notification and restrictions or technological requirements regarding the collection, processing, use, storage, protection, disclosure, retention or transfer of data. The regulatory framework for online services, data privacy and cyber security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, local and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, processing, use, storage and disclosure of information, web browsing and geolocation data collection, data analytics, facial recognition, cyber security and breach response and notification procedures. Furthermore, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations, and standards, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, industry self-regulatory principles, or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to data privacy or security could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and result in the imposition of monetary penalties.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.

In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which came into effect in 2020, increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Many of the CCPA’s requirements as applied to personal information of a business’s personnel and related individuals are subject to a moratorium set to expire on January 1, 2023. The expiration of the moratorium may increase our compliance costs and our exposure to public and regulatory scrutiny, costly litigation, fines and penalties. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which expands the CCPA significantly, including by expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems.

Madison Technologies Inc.	Form 10-K - 2021	Page 18

In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, in July 2021, Colorado enacted the Colorado Privacy Act (“COCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). The COCPA closely resembles the VCDPA, and both will be enforced by the respective states’ Attorney General and district attorneys, although the two differ in many ways. Once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach. Regardless of our contractual protections, any actual or perceived security breach or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or with our existing practices or the features of our products and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom it relies in relation to various products, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and/or data concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

Madison Technologies Inc.	Form 10-K - 2021	Page 19

The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of our officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business.

Our operating results may be harmed if we are required to collect taxes on our billings in jurisdictions where it has not historically done so.

Taxing jurisdictions, including state, local and federal taxing authorities, have differing rules and regulations governing taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our provision for taxes. While we believe that we are in material compliance with our obligations under applicable taxing regimes, one or more states, localities or the federal government may seek to impose tax collection obligations on us. It is possible that we could face tax audits and that such audits could result in tax-related liabilities for which we have not accrued. A successful assertion that we should be collecting taxes in jurisdictions where it has not historically done so and do not accrue for taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing from us or otherwise harm our business and operating results.

In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, jurisdictional mix of profits at varying statutory tax rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

As a result of being a public company, we are responsible for establishing and maintaining adequate internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate the material weaknesses, or if we fail to develop and maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable laws and regulations could be impaired, which may adversely affect our business and stock price.

As a public company, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting for each future Annual Report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Madison Technologies Inc.	Form 10-K - 2021	Page 20

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the trading price of our common stock to decline, and we may be subject to investigation and/or sanctions by the SEC.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, these material weaknesses could result in a material misstatement of our consolidated financial statements.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

(1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) inadequate segregation of duties consistent with control objectives;

(3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2020 and the preparation of our 2021 quarterly financial statements.

While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future.

The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our common stock. Our failure to design and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Madison Technologies Inc.	Form 10-K - 2021	Page 21

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles (GAAP) are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of such change.

The continuation or worsening of the COVID-19 pandemic, or other similar public health developments, could have an adverse effect on business, results of operations, and financial condition.

We face various risks and uncertainties related to the global outbreak of COVID-19 and the new coronavirus strains or variants that have developed. The continued COVID-19 pandemic has led to disruption and volatility in the global economy and capital markets, which increases the cost of capital and adversely impacts access to capital. Government-enforced travel bans and business closures around the world have significantly impacted our ability to sell, install and service our products especially given the nature of the markets we serve. It has, and may continue to, disrupt third-party contract manufacturer and supply chain. We may also experience customer payment delays for our products which could negatively impact our results of operations. We may also experience some delays in installation of our products at customers’ facilities, which could lead to postponed revenue recognition for those transactions. Furthermore, if significant portions of the workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, operations will likely be adversely impacted.

We have been experiencing supply chain challenges due to the COVID-19 pandemic. There is no guarantee that our operations will not be materially adversely affected in the future in the supply chain interruptions intensify. Furthermore, although in the long-term, we believe that the COVID 19 pandemic may encourage organizations to reassess their security screening processes and may continue to accelerate their adoption of solutions such as touchless security screening, which could create additional demand for our products, there is no guarantee that such organizations will choose to implement our solutions.

If the COVID-19 pandemic continues for a prolonged duration, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reduction in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operations.

Risks Related to Our Common Stock

The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

The trading price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	the impact of COVID-19 pandemic on our business;

●	the inability to re-list our shares of Common Stock on the OTC Markets;

●	changes in applicable laws or regulations;

Madison Technologies Inc.	Form 10-K - 2021	Page 22

●	risks relating to the uncertainty of our projected financial information; and

●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.

Volatility in our share price could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our common stock, change their opinion, or reduce their target stock price on us, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate that it will retain future earnings for the development, operation and expansion of our business and we do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in such shares for the foreseeable future.

A material portion of the outstanding shares of our common stock is currently restricted from resale but may be sold on a stock exchange in the near future. The number of shares eligible for public sale upon the lapse of such restrictions could depress the market price of our common stock.

In connection with the issuance of convertible notes to Arena Investors LP, we issued to them Warrants to purchase an aggregate of 192,073,017 shares of Common Stock.

In connection with the issuance of a promissory note to Z4 Management LLC, we issued to them Warrants to purchase 500,000 shares of our Common Stock.

We have 230,000 shares of Series D Preferred Stock that may be converted to 230,000,000 shares of Common Stock.

We have 1,152,500 shares of Series E-1 Preferred Stock that may be converted to 1,152,500,000 shares of Common Stock.

Madison Technologies Inc.	Form 10-K - 2021	Page 23

We have 39,895 shares of Series H Preferred Stock that may be converted to 39,895,000 shares of Common Stock.

As of December 31, 2021, the outstanding principal balance, including accrued interest of the third-party convertible debt was convertible into 866,192,064 shares of Common Stock.

Sales of our Common Stock as restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to fall and make it more difficult for us to sell shares of our Common Stock.

In addition, FFO 1 Trust delivered 48,405,000 shares of Restricted Common Stock the New York State as partial payment for outstanding personal taxes of Mr. Falcone. Any sale of this Common Stock could also cause the trading price our shares to fall.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties.

We are a remote-only company. Accordingly, we do not maintain a headquarters. Through four leases with remaining terms ranging from approximately 7 to 18 years, we lease TV production and broadcast transmission facilities in Los Angeles County, California, King County, Washington and Harris County, Texas.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol “MDEX” since April 26, 2006 and as of July 17, is now quoted in the Expert Market. It is our objective to relist on the OTCQB or OTCQX, but there is no assurance of being successful in getting re-listed. The following table gives the high and low price information for each fiscal quarter our common stock has been quoted for the last two fiscal years and for the interim period ended March 31, 2022. The price information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Prices(1)
Period ended	High	Low	Source
31 March 2022	$0.250	$0.050	OTC Markets Group Inc.
31 December 2021	$0.310	$0.034	OTC Markets Group Inc.
30 September 2021	$0.690	$0.130	OTC Markets Group Inc.
30 June 2021	$1.070	$0.300	OTC Markets Group Inc.
31 March 2021	$0.940	$0.190	OTC Markets Group Inc.
31 December 2020	$1.600	$0.160	OTC Markets Group Inc.
30 September 2020	$0.430	$0.040	OTC Markets Group Inc.
30 June 2020	$0.060	$0.024	OTC Markets Group Inc.
31 March 2020	$0.080	$0.050	OTC Markets Group Inc.

(1) All high & low price data for all periods reflect Madison’s 10:1 consolidation, which was effective March 11, 2015, by a majority vote of the shareholders, Madison consolidated its issued and outstanding shares of common stock, without correspondingly decreasing the number of authorized shares of common stock, on a 10 “old” shares for every one “new” share basis, resulting in a decrease of Madison’s issued and outstanding share capital from 113,020,000 shares to approximately 11,302,000 shares of common stock, not including any rounding up of fractional shares to be issued on consolidation.

Madison Technologies Inc.	Form 10-K - 2021	Page 24

(b) Holders of Record

We have approximately 52 holders of record of our Common Stock as of December 31, 2021, according to a shareholders’ list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of Common Stock held in street name. The transfer agent for our Common Stock is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119 and their telephone number is (702) 361-3033.

(c) Dividends

We have declared no dividends on our Common Stock, and we are not subject to any restrictions that limit its ability to pay dividends on its shares of Common Stock. Dividends are declared at the sole discretion of our Board of Directors (the “Board”).

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, we have not adopted an equity compensation plan.

(e) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K., with the exception of the following:

On July 23, 2020, we issued 1,785,000 shares of Common Stock pursuant to the conversion of a note payable of $16,900 at $0.01 per share plus legal fees of $950, totaling $17,850.

On October 28, 2020, we issued 1,900,000 shares of Common Stock pursuant to the conversion of a note payable of $9,500 at $0.005 per share.

On November 2, 2020, we issued 1,730,000 shares of Common Stock pursuant the conversion of a note payable of $17,300 at $0.01 per share.

Madison Technologies Inc.	Form 10-K - 2021	Page 25

On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which we pursuant to which it issued convertible notes in an aggregate principal amount of $16,000,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock (the “Series F Preferred Stock”).

On September 24, 2021, as part of our agreement with the Investors, we issued 192,073,016 Warrants.

On December 28, 2021, as part of our sale of a promissory note, we issued a Warrant to purchase up to 500,000 shares of our Common Stock at $0.025 per share.

On March 1, 2022, we granted a Warrant to Mr. Zenna, our Director, to purchase up to 500,000 shares of our Common Stock at $0.025 per share.

In 2022, we sold a total of $1,520,000 of notes payable, some of which are convertible into our Common Stock at fixed prices, and we issued certain noteholders Warrants to purchase an aggregate of 10,600,000 shares of our Common Stock, on a cashless exercise basis, at prices ranging from $0.02 to $0.025 per share.

(f) Penny Stock Rules

Trading in our Common Stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. The application of the “penny stock” rules may affect your ability to resell our securities.

Item 6. [Reserved]

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and we are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR PLAN OF OPERATION OF SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

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

Madison Technologies Inc.	Form 10-K - 2021	Page 26

Year ended December 31, 2021 and December 31, 2020

Revenues

Net Revenues increased to $1,243,655 for the year ended December 31, 2021 from $1,374 for the year ended December 31, 2020. The increase resulted from the acquisitions of television stations in 2021 and the $1,243,655 revenues generated by the lease agreements held by those stations. We anticipate 2022 Net Revenues will increase compared to 2021 Net Revenues as a result a full year of operating the television stations acquired during 2021 and the launch of BLOCKCHAIN.TV in 2022.

Amortization

Amortization increased to $105,450 for the year ended December 31, 2021 from $0 for the year ended December 31, 2020. The increase resulted from the Sovryn acquisitions in 2021 of television stations that have amortizable tangible and intangible assets.

Selling, general and administrative fees

Selling, general and administrative fees increased to $350,770 for the year ended December 31, 2021 from $29,600 for the year ended December 31, 2020. The increase was primarily the result of selling and overhead expenses for our television stations that we started operating in 2021 following their acquisitions.

Television operations

Television operation expenses are $266,644 and $0 for the years ended December 31, 2021 and 2020. The expenses are direct costs of operating the television stations we acquired in 2021.

Professional Fees

Professional Fees increased to $1,850,041 for the year ended December 31, 2021 from $89,144 for the year ended December 31, 2020. The increase was primarily the result of an increase in the legal and accounting expense associated with the acquisitions of television stations, the financing associated with those acquisitions and, the expense associated with regulatory filings for the SEC, including the Form S1 Registration.

Goodwill impairment loss

Our goodwill impairment loss was $4,224,962 and $0 for the years ended December 31, 2021 and 2020. Due to a sustained decline in the market capitalization of our Common Stock during the fourth quarter of 2021, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of our operations for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $4,224,962 recorded in the consolidated financial statements for the year ended December 31, 2021.

Madison Technologies Inc.	Form 10-K - 2021	Page 27

Loss on asset disposals

Our loss on asset disposals was $1,737,147 and $0 for the years ended December 31, 2021 and 2020. Our initial objective was to create one the largest, most comprehensive, state of the art OTA content distribution platforms to capitalize on the changing media and distribution landscape and on the growing OTA viewership in the U.S. We are exploring more capital efficient and technology centric alternatives to its planned station acquisition distribution platform. While there is no guarantee that it will be successful with this alternative approach, we have determined that it will postpone further capital expenditures on acquisitions and as a result, the planned acquisitions of W27EB-Chicago, KPHE-Phoenix, KVSD-San Diego, WANN-Atlanta and KDTL-St. Louis stations have been terminated and future acquisition plans have been put on hold while we evaluate this alternative approach. As a result, we recognized $1,737,147 of losses from disposition of OTA assets.

Interest Expense

Interest expense increased to $5,553,121 for the year ended December 31, 2021 from $237,417 for the year ended December 31, 2020. The increase resulted from financing associated with the acquisition of television stations.

Loss on Debt Extinguishment

Our loss on debt extinguishment was $5,553,121 for the year ended December 31, 2021 as compared to $0 for the year ended December 31, 2020. The increase was the result of non-cash charges we recognized when we amended the stock price conversion terms of our Notes held the Investors and by extinguishing notes payable by issuing shares of our Series D Preferred Stock.

Gain from derivative that is not designated in a hedging relationship

Our gain from derivative that is note designated in a hedging relationship was $10,065,713 and $0 for the years ended December 31, 2021 and 2020.

Discontinued Operations

Our loss from discontinued operations was $479,117 and $390,376 for the years ended December 31, 2021 and 2020, respectively. On November 15, 2021, we sold our subsidiary, CZJ License Inc., for $250,000 and designated its operations as discontinued. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

Net Loss

Net Loss increased to $14,262,579 for the year ended December 31, 2021 from $910,163 for the year ended December 31, 2020. The increase was primarily the result of $5,553,141 of interest expense for debt instruments we issued in 2021, a $4,224,962 goodwill impairment loss, and $1,737,147 in losses from asset disposals, Net Loss on a basic and diluted basis of $.040 per share for the year ended December 31, 2021, based on 352,843,639 weighted average shares outstanding, as compared to a Net Loss of $0.047 per share for the year ended December 31, 2020, based on 19,453,890 weighted average shares outstanding. The increase in weighted average shares outstanding relates primarily to issuances of 192,073,017 shares to the Investors on October 11, 2021 in connection with the $16,500,000 Notes we sold, the 1,091,388,889 shares we issued on October 11, 2021 to Preferred Series E-1 holders in pursuant to an Exchange Agreement and the into 255,555,556 shares we issued on November 2, 2021 in exchange for shares of our Preferred Series Stock.

Madison Technologies Inc.	Form 10-K - 2021	Page 28

Liquidity and Capital Resources

Cash and Working Capital

As at December 31, 2021, we had $55,656 in cash and a $4,373,271 working capital deficit, compared to cash of $9,491 and working capital deficit of $533,548 as at December 31, 2020.

We will require additional capital to meet our long-term operating requirements. We have not yet made the $0.4 million interest payments on the Notes held by Arena Partners LC that were due on April 1, 2022 and July 1, 2022, and as a result, under the Note terms, the interest rate is 20.0% per annum. We are currently in discussions with Arena Capital LP, on a plan of forbearance; however, there is no assurance that we will be successful in completion of a plan, which may disrupt our operations and result in a restructuring of obligations.

We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of December 31, 2021, our principal source of liquidity was our cash, which totaled $55,656. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations, to make acquisitions and to pay interest on our Notes. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out the business plan and for interest payments.

Net Cash Used in Operating Activities

We used cash of $6,203,200 in operating activities during fiscal 2021 compared to cash used of $489,325 in operating activities during the previous fiscal year. The increase was primarily the result of increase in expenses associated with the build out and roll out of our business plan.

Net Cash Used in Investing Activities

We used cash of $14,715,635 in investing activities during fiscal 2021 compared to cash used of $10,000 in investing activities during the previous fiscal year. The increase was the result of acquisitions and expenses associated with KNLA/KNET, KVVV, KYMU television stations, deposits associated with signed purchase agreements and loans made to Top Dog Productions Inc.

Net Cash Provided (Used in) by Financing Activities

Net cash flows provided by financing activities of $20,965,000 for fiscal 2021, were from the proceeds of the Arena financing in February 2021 and Share subscriptions received but not issued for our Series G preferred stock and proceeds from subordinated loans, compared to $507,450 of cash provided by financing activities during the previous fiscal year.

Madison Technologies Inc.	Form 10-K - 2021	Page 29

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at December 31, 2021.

Going Concern

The independent auditors’ reports accompanying our December 31, 2021 and 2020 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Tabular Disclosure of Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Madison Technologies Inc.	Form 10-K - 2021	Page 30

Critical Accounting Policies

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 1 of Notes to Consolidated Financial Statements. Certain of the policies require management to make significant and subjective estimates or assumptions that may deviate from actual results. In particular, management makes estimates regarding the useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of our reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and estimates of expense related to our debt and equity instruments. Each of these estimates is discussed in greater detail in the following discussion.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 2021, we recognized that we would not complete the acquisition of the TV station assets of W27EB and KPHE TV and we wrote off $1,150,000 in deposits paid to sellers of those assets.

Goodwill Valuation

Management performed the annual goodwill and indefinite-lived intangible assets impairment assessments as of December 31, 2021 and concluded that our goodwill for the Sovryn acquisition was impaired as of that date. Goodwill and indefinite lived assets are tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We follow a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value.

Derivative Liabilities

We have certain financial instruments that are derivatives or contain embedded derivatives. We evaluate all of our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with us, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Madison Technologies Inc.	Form 10-K - 2021	Page 31

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

DECEMBER 31, 2021 AND 2020

K. R. MARGETSON LTD.	Chartered Professional Accountant
313 East 5th Street	Tel: 604.220.7704
North Vancouver BC, V7L 1M1	Fax: 1.855.603.3228
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

/s/ K. R. Margetson Ltd

Chartered Professional Accountant
North Vancouver, BC
Canada
April 15, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Madison Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Madison Technologies Inc. (the “Company”) as of December 31, 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2022
PCAOB ID 5041
Lakewood, CO
August 24, 2022

MADISON TECHNOLOGIES INC.

CONSOLIDATED Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$55,656	$9,491
Accounts receivables, net	167,800	-
Note receivables	749,603	-
Prepaid expenses and deposits	-	30,500
Current assets held for sale	-	37,218
Due from related party	709,259	-
	1,682,318	77,209
Intangible assets, net	12,196,646	-
Other assets held for sale	-	433,407
Equipment, net	1,486,347	-
Investments	101	-
Operating lease right-of-use assets, net	1,400,980	-

Total Assets	$16,766,392	$510,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$791,802	$61,779
Derivative liability	3,464,529	-
License fee payable held for sale	-	33,500
Current portion of lease liabilities	3,767	-
Demand notes and accrued interest payable	491,741	20,486

Convertible notes payable	850,000	494,992
Interest payable on convertible notes	453,750	-
	6,055,589	610,757
Long term portion of lease liability obligations	1,464,728	-
Long term convertible notes, net of discount	12,919,392	57,759

Total liabilities	20,439,709	668,516

Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, 0 issued and outstanding, December 31, 2021 and 2020, respectively;	-	-
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 and 0 shares issued and outstanding, December 31, 2021 and 2020, respectively; 75,000 converted	155	-
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 0 issued and outstanding, December 31, 2021 and 2020, respectively; 1,000 shares exchanged to Series E-1	-	-
Preferred Shares - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 and 0 shares issued and outstanding, December 31, 2021 and 2020, respectively;	1,153	-
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 issued and outstanding, December 31, 2021 and 2020, respectively; 1,000 shares converted	-	-
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 issued and outstanding, December 31, 2021 and 2020, respectively; 4,600 shares converted	-	-
Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 and 0 issued and outstanding, December 31, 2021 and 2020, respectively;	40	-

STOCKHOLDERS’ DEFICIT
Capital Stock:
Preferred Shares – 50,000,000 shares authorized, $0.001 par value Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, 0 and 92,999 shares issued and outstanding, December 31, 2021 and 2020, respectively;	-	93
Preferred Shares - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, December 31, 2021 and 2020, respectively	-	-
Common Shares - $0.001 par value; 6,000,000,000 shares authorized 1,599,095,027 and 23,472,565 shares issued and outstanding, December 31, 2021 and 2020, respectively	1,599,095	23,472
Additional Paid in Capital	10,473,261	1,302,977
Accumulated deficit	(15,747,021)	(1,484,442)
Total stockholders’ deficit	(3,674,665)	(157,900)
Total liabilities and stockholders’ deficit	$16,766,392	$510,616

See Accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2021	December 31, 2020

Revenues	$1,243,655	$1,374

Operating Expenses
Selling, general and administrative	350,770	29,600
Television operations	266,644	-
Amortization of intangible assets	105,450	-
Professional fees	1,850,041	89,144
Loss on asset disposals	1,737,147	-
Goodwill impairment loss	4,224,962	-

Total operating expenses	8,535,014	118,744

Loss before other expense	(7,291,359)	(117,370)

Other income (expense)
Interest expense	(5,553,121)	(237,417)
Gain on debt extinguishment	9,126,294	-
Loss from derivative that is not designated in a hedging relationship	(10,065,713)	-
Write down of investments	-	(165,000)
Loss from change in value of warrants	(6,008)	-
Other income	6,445	-
	(6,492,103)	(402,417)
Loss from continuing operations	(13,783,462)	(519,787)
Loss from discontinued operations	(479,117)	(390,376)

Net loss and comprehensive loss	$(14,262,579)	$(910,163)

Net loss per share-Basic and diluted	$(0.040)	$(0.047)

Average number of shares of common stock outstanding	352,843,639	19,453,890

See Accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

For December 31, 2021				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2020	23,472,565	$23,472	$93	$1,302,977	$(1,484,442)	$(157,900)
Cancellation of Series A Preferred	-	-	(93)	93	-	-
Conversion of debt to Series D Preferred	-	-	230	667,984	-	668,214
Series E Preferred issued for acquisition of assets	-	-	1	4,225,061	-	4,225,062
Series F Preferred issued for convertible note	-	-	1	230,030	-	230,031
Equity portion of debts issued and extinguished	-	-	-	1,023,855	-	1,023,855
Common issued for Series B Preferred transfer	1,500,000	1,500	-	(1,500)	-	-
Series E Preferred exchanged for Series E-1 Preferred	1,091,388,889	1,091,389	1,152	(1,092,541)	-	-
Conversion of Series F Preferred to Common	192,073,017	192,073	(1)	(192,072)	-	-
Sale of Preferred G and conversion to Common	255,555,556	255,556	-	4,344,444	-	4,600,000
Common exchanged for Series H Preferred	(39,895,000)	(39,895)	40	39,855	-	-
Conversion of Series D	75,000,000	75,000	(75)	(74,925)	-	-
Net loss for the period	-	-	-	-	(14,262,579)	(14,262,579)

Balance, December 31, 2021	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(15,747,021)	$(3,674,665)

MADISON TECHNOLOGIES INC.

CONSOLIDATED StatementS of stockholders’ DEFICIT

For December 31, 2020				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2019	18,057,565	$18,057	$-	$197,845	$(574,279)	$(358,377)
Conversion of debt at $0.01 per share	3,420,000	3,420	-	30,780	-	34,200
Issuance of shares for services	95,000	95	-	855	-	950
Shares issued for license	-	-	93	343,001	-	343,094
Conversion of debt at $0.005 per share	1,900,000	1,900	-	7,600	-	9,500
Equity portion on convertible debt issued	-	-	-	722,896	-	722,896
Net loss for the year	-	-	-	-	(910,163)	(910,163)

Balance, December 31, 2020	23,472,565	$23,472	$93	$1,302,977	$(1,484,442)	$(157,900)

See Accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

consolidated Statements of cash flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net loss for the period	$(14,262,579)	$(910,163)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of intangible and right-of-use assets	179,176	-
Amortized interest	2,819,774	237,903
Foreign exchange on notes payable	-	164
Increase in allowance for doubtful accounts receivable	31,500	-
Notes payable issued for services	-	95,000
Loss on disposal of assets	1,737,147	-
Loss on disposal of CZJ License	437,125	64,687
Loss from goodwill impairment	4,224,962	-

Changes in non-cash working capital items:
Accounts receivables	(199,300)	-
Prepaid expenses	(353)	(5,040)
Due from related party	(709,259)	-
Accounts payable and accrued charges	729,533	28,124
Interest payable	453,750	-
Payment of lease liability	(126,309)	-
Net cash used in operating activities	(4,648,825)	(489,325)

Cash flows from investing activities:
Purchases of equipment, intangible assets and goodwill	(15,519,012)	(10,000)
Funds advanced for note receivable	(718,750)
Disposal of assets	(17,248)	-
	(16,255,010)	(10,000)

Cash flows from financing activities:
Proceeds from convertible notes sold	16,730,000	506,500
Proceeds from sales of Series G Preferred Stock	4,600,000	-
Repayment of convertible note	(350,000)	-
Fees incurred in debt conversion	-	950
Net cash provided by financing activities	20,980,000	507,450

Net increase in cash	46,165	8,125
Cash, beginning of year	9,491	1,366
Cash, quarter end	$55,656	$9,491

Note 22 Additional cash flow information

SUPPLEMENTAL DISCLOSURE

Interest paid	$1,139,292	$-
Taxes paid	$-	$-

During the year ended December 31, 2021, the following transaction did not involve cash:

(a)	Demand notes, convertible notes and interest with a carrying value of $668,214 were exchanged for 230,000 preferred shares of Series D.

(b)	$1,463,936 in operating leases for equipment were capitalized and leases payable of the same amount were recorded.

(c)	1,000 shares of Series E Preferred Stock were issued for 100% of the common shares of Sovryn Holdings Inc. The shares were valued at $4,225,062 and goodwill of $4,224,962 was recorded and subsequently impaired. Common shares of $100 were eliminated on consolidation.

(d)	When the 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 shares of Series E-1 Preferred Stock and 1,091,388,889 shares of Common Stock.

The following is information pertaining to the year ended December 31, 2020:

(1)	In the transaction wherein we assigned the Casa Zeta- Jones License, $45,000 of debt assumed and $100,000 of costs incurred were secured with convertible notes.
(2)	$50,000 of prepaid royalty fees were secured with convertible notes.
(3)	A retainer for legal fees for $12,500 was secured with a convertible note. During the year, legal fees of $5,000 were incurred and paid for in cash, which reduced both amount of the retainer and the balance owing on the convertible note.
(4)	Convertible debt of $44,650 was converted into 5,415,000 shares of Common Stock.

See Accompanying Notes to the Consolidated Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 Nature of Operations

Our Company was incorporated on June 15, 1998 in the State of Nevada, USA and our common shares are publicly traded on the OTC Markets OTCQB.

We, through our wholly-owned subsidiary, Sovryn Holdings, Inc. (“Sovryn”) acquired three un-affiliated Class A/LPTV TV. Each licensed TV station can broadcast between 10 and 12 channels over-the-air, 24 hours per day/7 days per week. In 2021, we generated revenue by leasing channels to third parties on KNLA/KNET, a Class A television station in Los Angeles, KVVV, a low power television station in Houston and KYMU-LD, a low power television station in Seattle.

Until we abandoned the Tuffy Pack product line during the fourth quarter of 2020, our business generated revenue from the distribution of Tuffy Pack’s product line of custom inserts that provided a level of personal protection from ballistic threats similar to what law enforcement officers wear daily as bullet proof vests.

On November 15, 2021, we sold our wholly owned subsidiary, CZJ License Inc. for $250,000.

During August 2021, our shareholders approved to amend and restate our Articles of Incorporation to increase our authorized common stock from 500,000,000 shares to 6,000,000,000 shares.

Note 2 Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, we incurred a net loss of $14,262,579 and had a working capital deficit and an accumulated deficit of $4,373,271 and $15,747,021, respectively, at December 31, 2021. We have not yet made the $0.4 million interest payments on the Notes held by Arena Partners LC that were due on April 1, 2022 and July 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance. It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to obtain a plan of forbearance, further implement our business plan and raise additional capital as needed from the sales of stock or debt. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

Note 3 Summary of Significant Accounting Policies

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

Consolidation

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries, Sovryn Holdings Inc. and CZJ License Inc. CZJ License Inc. was consolidated up until it was sold on November 15, 2021. All the intercompany balances and transactions have been eliminated in the consolidation. During the year ended December 31, 2021, the operations of CZJ License Inc. were consolidated into our operation and were designated as discontinued.

Segment reporting

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is our chief executive officer, who reviews operating results to make decisions about allocating resources and assessing our entire performance. We did not report any segment information since we primarily generates sales from its television stations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition

We adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when we transfer promised services to the customer. The performance obligation is the monthly services rendered. We have one main revenue source which is leasing of television station channels. Accordingly, we recognize revenue when services are provided as time passes the customers have access to utilize the channel. These revenues are billed in advance, arrears and/or are prepaid. The performance obligation is the monthly services rendered. At the moment, we have one main revenue source which is leasing of television channels. Where there is a leasing contract for channels, we bill monthly for our services as rendered. Where there is no contract, the revenue is recognized as provided.

We recognize revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Advances from Client’s deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain retainers to lessen our risk of non-payment by our customers. Advances from Client’s deposits are recognized as revenue as we meet specified performance obligations as detailed in the contract.

Accounts receivables

Trade accounts receivable are stated at the amount we expect to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2021, our allowance for doubtful accounts receivable was $31,500.

Operating leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We adopted the new standard April 19, 2021. We have elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

Intangible assets

Intangible assets are non-monetary identifiable assets, controlled by us that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with an indefinite useful life shall not be amortized until its useful life is determined to be longer indefinite. An intangible asset subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

License agreements have been capitalized, recorded at cost and amortized over the life of the contracts. They will be amortized over the life of the license to which it supports.

Equipment

Equipment represents purchases made for assets, whose useful life was determined to be greater than one year. The assets are initially recorded at cost and depreciated over their estimated useful lives.

Website development costs

We recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost”. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred. Website development costs related to the customers are charged to cost of sales.

Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets we hold and use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Concentration of credit risk

We place our cash and cash equivalents with a high credit quality financial institution. We maintain United States Dollars. We minimize its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Financial instruments

Our financial instruments consist principally of cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is the management’s opinion that we are not exposed to any significant currency or credit risks arising from these financial instruments.

Fair value measurements

We follow the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. All financial instruments approximate their fair value.

Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Convertible Notes with Fixed Rate Conversion Options

We may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. We record the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the Note date with a charge to interest expense in accordance with ASC 480 - “Distinguishing Liabilities from Equity”.

Derivative Liabilities

We have certain financial instruments that are derivatives or contain embedded derivatives. We evaluate all our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with us, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

Advertising and promotion costs

We follow ASC 720 “Advertising Costs” and expenses costs as incurred.

Stock based compensation

We follow the guideline under ASC 718, “Stock Compensation”. The standard provides that for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which requires that all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employees stock-based compensation, We apply ASC 505 Equity-Based Payments to Non-employees. This standard provides that all stock-based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably be measured or determinable.

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Loss per share

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of December 31, 2021, no options were outstanding and 192,573,017 warrants were outstanding and exercisable. Additionally, as of December 31, 2021, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $17,365,033 and was convertible into 866,192,064 shares of Common Stock. We issued shares of Preferred Stock that may be converted into our Common Stock. Of the outstanding shares of Preferred Stock as of December 31, 2021, Series A Preferred Stock was convertible into 318,056,580 Common shares. Series D Preferred Stock was convertible into 155,000,000 Common shares, Series E-1 Preferred Stock was convertible into 1,152,500,000 Common shares and Series H Preferred Stock was convertible into 39,895,000 Common shares. The total potentially dilutive shares calculated are 2,724,216,661. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of December 31, 2021, and 2020, potentially dilutive securities consisted of the following:

	December 31, 2021	December 30, 2020
Warrants	192,573,017	4
Convertible Preferred Stock	1,665,451,580
Convertible debt	866,192,064	6
Total	2,724,216,661	2

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, we account for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that we hold in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in our results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Credit losses

In June 2016, the FASB issued ASU 326, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. We are currently assessing the impact of the adoption of this ASU on its financial statements.

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions”, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) our affiliates; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; d) our principal owners; e) our management; f) other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Discontinued operations

Discontinued operations are components of an entity that either have been disposed or abandoned or is classified as held for sale. Additionally, in order to qualify as a discontinued operation, the disposal or abandonment must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.

Income taxes

We follow the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Due to the uncertainty regarding our future profitability, the future tax benefits of its losses have been fully reserved.

Recently Issued Accounting Pronouncements

We adopt new pronouncements relating to generally accepted accounting principles applicable to us as they are issued, which may be in advance of their effective date.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this new guidance will have on its financial statements

We do not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4 Notes Receivable

	December 31, 2021	December 31, 2020
Secured note – Top Dog Productions Inc.	$468,750	$-
Convertible note – ZA Group	250,000	-
Advances in escrow and prepaid expenses	24,042	-
Accrued interest	6,811	-
	$749,603	$-

On September 9, 2021, we entered into a secured promissory note with Top Dog Productions Inc. We agreed to lend an aggregate principal sum of up to $2,000,000 that accrues at a rate of 5% per annum. The note receivable and all accrued interest is due on September 9, 2022. The principal and interest amount of the note may be prepaid in whole or in part at any time, without penalty nor premium. Accrued interest is $5,270 at December 31, 2021.

On November 15, 2021, we entered into a $250,000 convertible promissory note with ZA Group Inc. for the sale of its wholly owned subsidiary, CZJ License Inc. The note accrues at a rate of 5% per annum. The principal and accrued interest of the note receivable will be due and payable on November 5, 2023. At any time after 180 days following the date of the note receivable, we may convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of ZA Group Inc. at a fixed conversion price of $0.005 per share. Accrued interest is $1,541 at December 31, 2021.

Note 5 -Intangible Assets

Our Federal Communication Commission Licenses (“FCC”) an domain name are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. The Market Advantage intangible asset is being amortized on a straight-line basis over 94 months from the acquisition date. Amortization expense for the years ended December 31, 2021 and 2020 was $4,382 and $0, respectively.

	December 31, 2021
	Cost	Amortization	Net
Domain Name	$167,000	$-	$167,000
Market Advantage	58,843	4,382	54,461
FCC Licenses	10,159,063	-	10,159,063

	$10,384,906	$4,382	$10,380,524

Future amortization expense of the intangible assets is as follows:

For the Years Ending December 31,
2022	$7,512
2023	7,512
2024	7,512
2025	7,512
2026	7,512
Thereafter	16,902
Total	$54,961

Note 6 Goodwill

Due to a sustained decline in the market capitalization of our Common Stock during the fourth quarter of 2021, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of our operations for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $4,224,962 recorded in the consolidated financial statements for the year ended December 31, 2021.

As of December 31, 2021, we carry goodwill for the following television station asset purchases made in 2021:

KNLA - KNET acquisition	$977,059
KVVV acquisition	613,097
KYMU acquisition	225,966

Total	$1,816,122

Note 7 Equipment

	Useful Life	Cost	Accumulated Depreciation	Net
Transmitter	10 years	$854,059	$(51,366)	$802,693
Antenna	10 years	283,029	(16,709)	266,320
Tech Equipment	5 years	431,642	(39,774)	391,868
Office Equipment	5 years	7,389	(862)	6,527
Microwave	5 years	22,065	(3,126)	18,939

		$1,598,184	$111,837	$1,486,347

Depreciation expense was $112,871 and $0 for the years ended December 31, 2021 and 2020, respectively.

During the period, the following was disposed:

			Loss/Gain
	Cost	Depreciation	Disposition
Technical Equipment	$18,181	$1,034	$17,147

K07AAJ and W05DK Acquisition

On October 25, 2021, we entered into an asset purchase agreement (“Bakersfield and San Juan Asset Purchase Agreement”) with Mako Communications, LLC, a Texas Limited Liability company (the “Bakersfield and San Juan Seller”). Upon the terms and subject to the satisfaction of the conditions described in the Bakersfield and San Juan Asset Purchase Agreement, we agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the K07AAJ-D and W05DK-D low power television stations construction permits owned by the Bakersfield and San Juan Seller (the “Bakersfield and San Juan Acquired Station”) in connection with the Bakersfield and San Juan Acquired Station (the “Bakersfield and San Juan Asset Sale Transaction”). As consideration for the Bakersfield and San Juan Asset Sale Transaction, we agreed to pay the Bakersfield and San Juan Seller $115,000 in cash, $10,000 of which was paid to the Bakersfield and San Juan Seller subsequent to the period ended September 30, 2021, and to be held in escrow pursuant to the terms of an escrow agreement entered into between the Bakersfield and San Juan Seller (the “Bakersfield and San Juan Escrow Fee”) and us.

The closing of the Bakersfield and San Juan Asset Sale Transaction (the “Bakersfield and San Juan Closing”) is subject to, among other things, consent by the FCC to the assignment of the construction permits pertaining to the Bakersfield and San Juan Acquired Station, from the Bakersfield and San Juan Seller to us (the “Bakersfield and San Juan FCC Consent”). The Bakersfield and San Juan Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the Bakersfield and San Juan FCC Consent has been granted and (ii) the other conditions to the Bakersfield and San Juan Closing set forth in the Bakersfield and San Juan Asset Purchase Agreement. At December 31, 2021, the transaction has not closed.

WANN Acquisition

On November 3, 2021, we entered into an asset purchase agreement (“WANN Asset Purchase Agreement”) with Prism Broadcasting Network Inc., a Georgia corporation (the “Atlanta Seller”). Upon the terms and subject to the satisfaction of the conditions described in the WANN Asset Purchase Agreement, we agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the WANN-CD low power television station owned by the Atlanta Seller (the “Atlanta Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Atlanta Acquired Station (the “WANN Asset Sale Transaction”). As consideration for the WANN Asset Sale Transaction, We agreed to pay the Atlanta Seller $5,250,000 in cash, $200,000 of which was paid to the Atlanta Seller subsequent to the period ended September 30, 2021, and to be held in escrow pursuant to the terms of an escrow agreement entered into between and the Atlanta Seller (the “Atlanta Escrow Fee”) and us.

The closing of the WANN Asset Sale Transaction (the “WANN Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the Atlanta Acquired Station, from the Atlanta Seller to us (the “Atlanta FCC Consent”). The WANN Closing shall occur no more than the ten (10) business days following the later to occur of (i) the date on which the WANN FCC Consent has been granted and (ii) the other conditions to the WANN Closing set forth in the WANN Asset Purchase Agreement. As at December 31, 2021, the transaction has not closed.

KVSD Acquisition

On August 31, 2021, we entered into an asset purchase agreement (the “KVSD Asset Purchase Agreement”) with D’Amico Brothers Broadcasting Corp., a California company (the “San Diego Seller”). Upon the terms and subject to the satisfaction of the conditions described in the KVSD Asset Purchase Agreement, we agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVSD-LD low power television station owned by the San Diego Seller (the “San Diego Acquired Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the San Diego Acquired Station (the “KVSD Asset Sale Transaction”). As consideration for the KVSD Asset Sale Transaction, we agreed to pay the San Diego Seller $1,500,000 in cash, $75,000 of which was paid to the San Diego Seller during the period ended September 30, 2021 and a further $235,000was paid subsequent to the period end, and to be held in escrow pursuant to the terms of an escrow agreement entered into between and the San Diego Seller, as amended. (the “KVSD Escrow Fee”) and us.

The closing of the KVSD Asset Sale Transaction (the “KVSD Closing”) is subject to, among other things, consent by the FCC to the assignment of the FCC authorizations pertaining to the San Diego Acquired Station, from the San Diego Seller to us (the “San Diego FCC Consent”). The KVSD Closing shall occur no more than the three (3) business days following the later to occur of (i) the date on which the San Diego FCC Consent has been granted and (ii) the other conditions to the KVSD Closing set forth in the KVSD Asset Purchase Agreement. As at December 31, 2021, the transaction has not closed. We are currently re-negotiating the agreement.

Note 8 Right of Use Assets

We have six operating leases ranging from a period of 80 months to a period of 332 months. The annual interest rate used was 15%. As at December 31, 2021, the remaining right of use assets are as follows:

	Term		Accumulated
	(in months)	Amount	Amortization	Net
Tower Lease 1	174.5	$547,663	$26,677	$520,986
Tower lease - 2	94	244,079	18,176	225,903
Tower Lease - 3	335	233,043	2,087	230,956
Generator Lease	174.5	109,507	5,334	104,173
Studio Lease - 1	220.5	280,084	8,892	271,192
Studio Lease - 2	83	49,561	1,791	47,770

		$1,463,937	$62,957	$1,400,980

The remaining lease liability at December 31, 2021 was $1,468,495. The current portion of the lease liability was $3,767 and the non-current portion of the lease liability was $1,464,728.

2022	$223,880
2023	231,120
2024	239,780
2025	253,163
2026	261,433
Remaining	3,219,115
Lease obligations, net	4,428,491
Amount representing interest	2,959,996
1,468,495
Less current portion	3,767
Non-current lease obligation	$1,464,728

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31 are summarized below:

	2021	2020
Accounts payable	$659,219	$-
Customer deposits	78,812	-
Accrued expenses	38,238	61,779
Accrued interest	15,533	-

Total	$791,802	$61,779

Note 10 Securities Exchange Agreements

Sovryn Holdings, Inc.

We entered into a Securities Exchange Agreement on February 16, 2021 with Sovryn, a Delaware corporation and acquire 100% of the shares of Sovryn in exchange for i) 100 shares of our Series B Preferred Stock to be transferred by Jeffrey Canouse, our CEO at the time, to a designee of Sovryn and ii) 1,000 shares of Series E Preferred Stock. Upon the effectiveness of an amendment to out Articles of Incorporation to increase our authorized common stock, from par value $0.001 to par value $0.0001 per share, from 500,000,000 shares to 6,000,000,000 shares, all shares of Series E Preferred Stock issued to the shareholders shall automatically convert into approximately 2,305,000,000 shares of our Common Stock. The Series E Preferred Stock votes on an as-converted basis with our Common Stock prior to their conversion. The Series E Preferred Stock represented approximately 59% of the fully diluted shares of our Common Stock after the closing of the transactions contemplated by the Securities Purchase Agreement. The valuation for the Preferred Series E shares was determined to be $4,225,062 based on the market value of our shares we exchanged at the date the transaction. The transaction was recorded as an asset purchase and we recorded goodwill of $4,224,962 which was based on the market value of our shares exchanged at the date of the transaction.

Note 11 Asset Purchase

On April 19, 2021, pursuant to a February 17, 2021 an asset purchase agreement, Sovryn paid a total of $10,182,534 to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations (“the Los Angeles Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Los Angeles Stations.

The following table shows the estimated fair values of the Los Angeles Stations’ assets acquired and liabilities assumed at the April 19, 2021 purchase date:

ASSETS ACQUIRED
Transmitter equipment	$576,944
Technical equipment	183,841
Antenna systems	128,562
Microwave equipment	22,065
Total tangible assets acquired	911,412
Total liabilities assumed	-
NET TANGIBLE ASSETS ACQUIRED	$911,412

INTANGIBLE ASSETS ACQUIRED
FCC licenses	8,294,063
Goodwill	977,059
INTANGIBLE ASSETS ACQUIRED	9,271,122

NET ASSETS ACQUIRED	$10,182,534

On June 1, 2021, pursuant to a March 14, 2021 an asset purchase agreement, Sovryn paid a total of $1,500,000 to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KVVV-LD low power television station (“the Houston Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Houston Station.

The following table shows the estimated fair values of the Houston Station’s assets acquired and liabilities assumed at the June 1, 2021 purchase date:

ASSETS ACQUIRED
Transmitter equipment	$107,141
Technical equipment	71,399
Antenna systems	112,211
Furniture and equipment	7,389
Total tangible assets acquired	298,140
Total liabilities assumed	-
NET TANGIBLE ASSETS ACQUIRED	$298,140
INTANGIBLE ASSETS ACQUIRED
FCC licenses	530,000
Transmitter site leasehold	58,843
Goodwill	613,097
INTANGIBLE ASSETS ACQUIRED	1,201,860

NET ASSETS ACQUIRED	$1,500,000

On September 24, 2021, pursuant to a March 29, 2021 an asset purchase agreement, Sovryn paid a total of $1,864,920 to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KYMU-LD low power television station (“the Seattle Station”), certain tangible personal property, certain real property leases, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Seattle Station.

The following table shows the estimated fair values of the Seattle Station’s assets acquired and liabilities assumed at the September 24, 2021 purchase date:

ASSETS ACQUIRED
Transmitter equipment	$169,974
Technical equipment	91,274
Antenna systems	42,256
Microwave equipment	-
Total tangible assets acquired	303,954
Total liabilities assumed	-
NET TANGIBLE ASSETS ACQUIRED	$303,954
Goodwill
INTANGIBLE ASSETS ACQUIRED
FCC licenses	1,335,000
Goodwill	225,966
INTANGIBLE ASSETS ACQUIRED	1,560,966

NET ASSETS ACQUIRED	$1,864,920

W27EB Acquisition

On June 9, 2021, we entered into an asset purchase agreement (the “W27EB Asset Purchase Agreement”) with Local Media TV Chicago, LLC, a Delaware limited liability company (the “Chicago Seller”). As consideration for the W27EB Asset Sale Transaction, we agreed to pay the Chicago Seller the amended price of $6,000,000 in cash, $600,000 of which was paid to the Chicago Seller and to be held in escrow pursuant to the terms of an escrow agreement entered into between and the Chicago Seller, as amended (the “W27EB Escrow Fee”) and us. On January 14, 2022, we defaulted on the closing requirements and the asset purchase agreement was terminated. We lost our deposits of $600,000 and have written down its investments at December 31, 2021.

KPHE Acquisition

On July 13, 2021, we entered into an asset purchase agreement (the “KPHE Asset Purchase Agreement”) with Lotus TV of Phoenix LLC, an Arizona limited liability company (the “Phoenix Seller”). As consideration for the KPHE Asset Sale Transaction, we agreed to pay the Phoenix Seller $2,000,000 in cash, $550,000 of which was paid to the Phoenix Seller and to be held in escrow pursuant to the terms of an escrow agreement we entered into with the Phoenix Seller, as amended. (the “KPHE Escrow Fee”).On January 14, 2022, we defaulted on the closing requirements and the asset purchase agreement was terminated. We lost our deposits of $550,000 and have written down its investments at December 31, 2021.

K05NH Acquisition

On August 20, 2021, we entered into an asset purchase agreement (the “K05NH Asset Purchase Agreement”) with Mako Communications, LLC, a Texas Limited Liability Company (the “Boise” Seller). Upon the terms and subject to the satisfaction of the conditions described in the Boise Asset Purchase Agreement, we agreed to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the K05NH-D low power television station construction permit owned by the Boise Seller (the “Boise Acquired Station”) in connection with the Boise Acquired Station (the “Boise Asset Sale Transaction”). As consideration for the Boise Asset Sale Transaction, we paid the Boise Seller $1 in cash and closed the asset purchase.

Note 12 Note Payable

Our notes payable as of December 31, both of which are current liabilities, are as follows:

		2021	2020
Z4 Management LLC	[a]	$500,000	$-
Pan Consultants	[b]	-	20,000
		$500,000	$20,000

[a]	On December 28, 2021, we sold a $500,000 promissory note that bears interest at 12% per annum and matures on April 5, 2022, as amended. In connection with the note sale, we issued 500,000 Warrants that expire on December 31, 2023 and may be converted in shares of our Common Stock starting June 26, 2022 at a price of $0.025 per share. We estimate the value the Warrant to be approximately $9,000, based on a value of $0.018 per share of our Common Stock as of December 28, 2021.The promissory note is subordinate to the Notes we issued to the Investors.

[b]	On July 6, 2020, we sold an unsecured $20,000 promissory note that bears interest at 5% per annum and matures on June 30, 2021. On February 16, 2021, we extinguished the note and its $616 of accrued interest by issuing 4,370 shares of Series D Preferred Stock to the noteholder.

Note 13 Convertible Notes Payable

Our convertible notes payable as of December 31 are as follows:

		2021	2020

Arena	[a]	$16,500,000	$-

Equity Market Advisors	[b]	250,000	60,000

JP Carey Limited Partners LP	[c]	250,000	20,000

Trillium Partners	[d]	250,000	30,000

Sapphire Holloway	[e]	100,000	50,000

Joseph Ivancoe	[f]	-	7,700

Apodaca Consulting	[g]	-	2,000

Bellis Investments	[h]	-	500

Bellis Investments	[i]	-	40,000

Edward Johnson	[j]	-	20,000

Equity Market Advisors	[k]	-	27,000

Equity Market Advisors	[l]	-	30,000

Gens Incognito Inc.	[m]	-	25,000

Joe Gallo	[n]	-	490

Levik Capital	[o]	-	21,000

Mory and Partners	[p]	-	25,000

NY Farms	[q]	-	55,000

Oscaleta Partners	[r]	-	175,000

Pale Face Holdings	[s]	-	130,522

Sky Direct	[t]	-	25,000

Stout Law	[u]	-	7,500

Trillium	[v]	-	287,000

		17,350,000	1,038,713

Less current portion		850,000	494,992

Long-term portion		$16,500,000	$543,721

[a]	On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which it issued two convertible notes having an aggregate principal amount of $16,500,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors Warrants to purchase an aggregate of 192,073,017 shares of our Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of our Common Stock (the “Series F Preferred Stock”). The Warrants and Series F Preferred Stock were each valued at $864,000 based on a $0.0045 price per share of our Common Stock and treated as a debt discount this is amortized over the term of the Notes.

The Notes have a term of thirty-six months and mature on February 17, 2023, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in registered shares of our Common Stock in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume-weighted average price of our Common Stock for the five (5) days immediately preceding the date of conversion. At December 31, 2021 accrued and unpaid interest was $453,750.

On September 24, 2021, the Company and the Investors amended the Notes and related closing documents, by executing the Limited Waiver and First Amendment the closing documents (“the amendment”). The amendment also waived specified events of default. The Notes are henceforth convertible at any time, at the holder’s option, into shares of our Common Stock at a price of $0.02 per share, subject to default event adjustment. Notwithstanding the foregoing, at any time during the continuance of any Event of Default, the Conversion price in effect shall be equal to the alternate conversion price. If at any time the conversion price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the conversion price hereunder may equal such par value for such conversion and the conversion amount for such conversion may be increased to include Additional Principal, where Additional Principal means such additional amount to be added to the principal amount of this Note to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the conversion price not been adjusted by the Holder to the par value price, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price is also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with our issuance of our Common Stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. We may not redeem the Notes.

As part of the agreement with the Investors, we issued 192,073,017 Warrants. On September 24, 2021, we and the Investor amended the warrant agreement such that each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price equal to $0.025 per share, subject to adjustment herein, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. The Holder may be eligible for cashless exercise.

The Series F Preferred Stock has no voting rights and shall convert into 4.9% of our issued and outstanding shares of our Common Stock on a fully diluted basis upon Common Shareholder Approval. The Series F Preferred Stock was converted and 192,073,017 common shares were issued on October 11, 2021.

The Investors have contractually agreed to restrict their ability to exercise the Warrants and convert the Notes such that the number of shares of our Common Stock held by the Investors and their affiliates after such conversion or exercise does not exceed 9.99% of our then issued and outstanding shares of Common Stock.

[b]	On September 14, 2021, we sold a $250,000 subordinated convertible note that bears interest at 6% per annum, matures on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share.

[c]	On September 22, 2021, we sold a $250,000 subordinated convertible note that bears interest at 6% per annum, matures on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share.

[d]	On August 26, 2021, we sold a $250,000 subordinated convertible note that bears interest at 6% per annum, matures on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share.

[e]	On September 22, 2021, we sold a $100,000 subordinated convertible note that bears interest at 6% per annum, matures on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share.

[f]	On June 22, 2020, we sold an unsecured $7,700 convertible demand note. On February 16, 2021, we extinguished the note by issuing 1,740 shares of Series D Preferred Stock to the noteholder.

[g]	On November 9, 2018, we sold an unsecured $2,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing 400 shares of Series D Preferred Stock to the noteholder.

[h]	On May 11, 2011, we sold an unsecured $500 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[i]	On April 7, 2008, we sold an unsecured $40,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[k]	On February 26, 2020, we sold an unsecured $20,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[l]	On December 11, 2020, we sold an unsecured $27,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[m]	On December 30, 2020, we sold an unsecured $30,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[n]	On June 6, 2014, we sold an unsecured $25,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[o]	On June 6, 2014, we issued an unsecured $490 convertible demand note that we extinguished with a cash payment on February 15, 2021,

[p]	On April 29, 2016, we sold an unsecured $21,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[q]	On March 11, 2015, we sold an unsecured $25,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[r]	On November 11, 2020, we sold an unsecured $55,000 convertible demand note. On February 16, 2021, we extinguished the note by issuing shares of Series D Preferred Stock to the noteholder.

[s]	During the three month ended December 31, 2020, we sold four unsecured convertible notes that matured on dates ranging from July 31, 2021 to September 30, 2021. On February 16, 2021, we extinguished the notes by issuing shares of Series D Preferred Stock to the noteholder.

[t]	Prior to 2018, we sold four unsecured convertible demand notes. On February 16, 2021, we extinguished the notes by issuing shares of Series D Preferred Stock to the noteholder.

[u]	On July 20, 2020, an investor acquired an unsecured $25,000 convertible note that we issued to another investor. On February 16, 2021, we extinguished the note by issuing 1,740 shares of Series D Preferred Stock to the noteholder.

[v]	During 2020, we sold unsecured convertible notes to an investor and the investor acquired certain other unsecured convertible notes that matured on June 23, 2021. On February 16, 2021, we extinguished the remaining $7,500 balance due on the note by issuing shares of Series D Preferred Stock to the noteholder.

[w]	During 2020, we sold unsecured convertible notes to an investor and the investor acquired certain other unsecured convertible notes that we previously issued to other investors. On February 16, 2021, we extinguished the notes by issuing shares of Series D Preferred Stock to the noteholder.

Note 14 Related Party

We entered into a consulting agreement with Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 and ended on July 31, 2021. We paid Zenna Consulting Group $57,000 in fees in the year ended December 31, 2021. Mr. Zenna is a member of our Board of Directors.

In February 2021, we entered into consulting agreements with GreenRock LLC to provide us with chief executive officer services and in the year ended December 31, 2021, we paid GreenRock LLC $315,000 in fees. Mr. Falcone is the managing member of GreenRock LLC and is our Chief Executive Officer. .As of December 31, 2021, an aggregate of $709,260 was owed to us for the loans we made.

On April 7, 2021, we issued 1,500,000 shares of our Common Stock to Mr. Canouse in exchange for transferring his 100 shares of our Series B Preferred Stock to FFO1 Irrevocable Trust, an entity controlled by Mr. Falcone, our CEO and Chairman of our Board of Directors. The shares were valued at $1,500. The 100 shares of Series B Preferred Stock that provide a 51% voting control regardless of the number of common or other voting securities we have issued at present or at any time in the future, such that the holder of the Series B Preferred shares shall maintain majority voting control over matters voted on by our shareholders. FFO1 Irrevocable Trust also holds 461,000 Preferred Series E-1 shares and FFO2 Irrevocable Trust holds 461,000 Preferred Series E-1 shares. Lisa Falcone, wife of Mr. Falcone, is the trustee of FFO2 Irrevocable Trust and Ms. Falcone has shared voting and dispositive power.

Note 15 Mezzanine Equity

We account for certain of our Preferred Stock in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on this guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the various Series of Preferred Stock, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets

Preferred Shares

Series A Preferred Stock

There are 100,000 designated and authorized Series A Preferred Stock with a 9.99% conversion cap and anti-dilution rights for 24 months from time of issuance. Holders of Series A Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 3% per annum on the stated value, payable in additional shares of Series A Preferred Stock. Holders of Series A Preferred Stock have the right to vote on any matter submitted to our shareholders for vote, on an as converted basis. Each share of Series A Preferred Stock may be convertible into 3,420 shares of Common Stock, or as adjusted to equal the conversion ratio multiplied by a fraction, the numerator of which shall be the number of shares outstanding on a fully diluted basis after the issuance of the dilution shares, and the denominator shall be 360,000,000.

On July 17, 2020, we issued 92,999 Series A Preferred Stock at a value of $343,094, with the acquisition cost derived using the $0.04 market price on that date of $0.04 multiplied by 95% of the number of our issued and outstanding shares at the time (18,057,565) and multiplied by 50% of that value.

On February 16, 2021, we cancelled all the Preferred Series A shares. In exchange, the holders of Series A Preferred shares received one-year option agreements to purchase shares of our wholly owned subsidiary at the time, CZJ License, Inc. at $10 per share for up to 300,000 shares. The option agreement expired without being exercised.

Series C Preferred Stock

There are 10,000 designated and authorized Series C Preferred Stock with a 9.99% conversion cap. Holders of Series C Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, without the consent of the Holders of 80% of the shares of Series C Preferred Stock then outstanding, we may not redeem, repurchase or otherwise acquire directly or indirectly any Junior Securities nor may we directly or indirectly pay or declare or make any distribution upon, nor may any distribution be made in respect of, any Junior Securities, nor may any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock has the right to vote on any matter submitted to our shareholders for a vote, on an as converted basis. Each share of Series C Preferred Stock may be convertible into 100 shares of our Common Stock. As at December 31, 2021, no shares of Series C Preferred Stock are outstanding.

Series D Preferred Stock

There are 230,000 designated and authorized Series D Preferred Stock with a 4.99% conversion cap which may be increased to a maximum of 9.99% by holder by written notice to us. There is a stated value of $3.32 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series D are issued. Series D are ranked as a Senior Preferred Stock and have no voting rights. Each share of Series D Preferred Stock may be converted to 1,000 common shares.

On February 16, 2021, we settled $1,028,000 in note payables, convertible notes payable and accrued interest for 230,000 shares of our Series D Preferred Stock, of which 75,000 shares of Series D Preferred Stock were converted into 75,000,000 shares of our Common Stock and 155,000 Series D Preferred shares remain unconverted and outstanding.

Series E Preferred Stock

There are 1,000 designated and authorized Series E Preferred Stock having a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series E are issued. Series E are ranked as a Senior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series E would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock.. To the extent that Series E votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series E are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series E shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series E shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series E are outstanding, we may not, without the affirmative vote of the Holders of all the then outstanding shares of Series F, (a) alter or change adversely the powers, preferences or rights given to the Series E or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

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

On February 16, 2021, we issued 1,000 shares of Series E Preferred Stock to acquire Sovryn that we valued at $4,225,062 based on value of 100% of our Common Stock at the time.

On September 16, 2021, the holders of our Series E Preferred Stock entered into an Exchange Agreement with us whereby on October 11, 2021, the 1,000 Series E Preferred shares were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $4,225,062 value as was assigned to the 1,000 shares of Series E Preferred Stock. As at December 31, 2021, no shares of Series E Preferred Stock are outstanding.

Series E-1 Preferred Stock

There are 1,152,500 designated and authorized Series E-1 Preferred Stock. There is a stated value of $0.87 per share. Shares of Series E-1Preferred Stock are senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents and pari passu to our other Preferred Stock designations.. It has votes equal to the number of shares of common stock into which the Series E-1 would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E-1 would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series E-1 votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E-1, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series E-1 are entitled to vote on matters with holders of shares of Common Stock and vote together as one class, each share of Series E-1 shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series E-1 shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series E-1 are outstanding, we shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series E-1, (a) alter or change adversely, the powers, preferences or rights given to the Series E-1 or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing. On October 11, 2021, the Series E-1 shares were issued. At December 31, 2021, 1,152,500 preferred Series E-1 shares remains outstanding.

Each share of Series E-1 Preferred Stock may be converted to 1,000 common shares.

Series F Preferred Stock

There are 1,000 designated and authorized Series F Preferred Stock. There is a stated value of $1 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series F are issued. Shares of Series F Preferred Stock are senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents and pari passu to our other Preferred Stock designations. It has voting rights equal to the number of shares of common stock into which the Series F would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series F would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series F votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series F, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series F are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series F shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series F shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series F are outstanding, we shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series F, (a) alter or change adversely the powers, preferences or rights given to the Series F or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

On February 17, 2021, we issued the Investors 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of Common Stock, which we valued at $864,000, based on the underlying value of shares our Common Stock that were $0.0045 per share at the time.

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

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock.

As at December 31, 2021, no shares of Series F Preferred Stock are outstanding.

Series G Preferred Stock

On August 20, 2021, the Series G Preferred Stock was amended. There are now 4,600 designated and authorized Series G Preferred Stock with a 4.99% conversion cap which may be increased to a maximum of 9.9% by holder by written notice to us. There is a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series G are issued. Series G are ranked as a Junior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series G would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that Series G votes separately as a class or series as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series G, shall constitute the approval of such action by both the class or the series as applicable. To the extent that Series G are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series G shall entitle the Holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the Conversion Rate is calculated. Holders of Series G shall be entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by Vote. As long as any shares of Series G are outstanding, we shall not, without the affirmative vote of the Holders of all the then outstanding shares of Series G, (a) alter or change adversely the powers, preferences or rights given to the Series G or alter or amend the Certificate of Designations, (b) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the Holder, or (c) enter into any agreement with respect to any of the foregoing.

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

We received $4,600,000 in subscriptions for 4,600 of Series G Preferred Shares that we valued at $1,000 per share based on the cash price. On November 2, 2021, all the 4,600 shares of Series G were converted into 255,555,556 shares of our Common Stock. At December 31, 2021, no shares of Series G Preferred Stock are outstanding.

Series H Preferred Stock

On November 5, 2021, we designated 39,895 Series H Preferred Stock having a stated value of $1 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series H are issued. Shares of Series H Preferred Stock have no voting rights and are senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents and pari passu to our other Preferred Stock designations. Each share of Series H Preferred Stock may be converted to 1,000 common shares, subject to a maximum ownership limit of 9.99%.

On November 11, 2021, pursuant to an Exchange Agreement that we entered into with the Investors, 39,895,000 of our Common shares held by the Investors were exchanged for 39,895 shares of our Series H Preferred Stock and we cancelled the 39,895,000 Common shares. We valued the 39,895,000 Common shares and 39,895 Series H Preferred shares at $3,989,500. At December 31, 2021, 39,895 shares of Series H Preferred Stock remain outstanding.

Note 16 Shareholders’ Equity

Preferred Stock

As of December 31, 2021 and 2020, we are authorized to issue 50,000,000 shares of $0.001 par value Preferred Stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors of which 48,617,400 remain available for designation and issuance.

Series B Preferred Stock

There are 100 designated and authorized Series B Preferred Stock. Holders of Series B Preferred Stock have the right to vote on all shareholder matters equal to 51% of the total vote of Common stockholders. The Series B Preferred Stockholder is entitled to 51% voting rights regardless of the number of common shares or other voting shares issued by the company at any time. Such provision grants the holder of Series B Preferred Stock majority control of us, unless otherwise canceled.

On July 17, 2020, 100 Series B Preferred Stock were issued pursuant to the License Agreement. The Series B Preferred Stock was valued at par at $0.001. Although the Series B Preferred Stock is entitled to 51% voting rights as described above, the stock has no dividend rate nor conversion feature. Furthermore, the shares were not issued to the investors, but rather were granted to new unrelated management.

On February 17, 2021, the 100 Series B Preferred Stock were transferred from Mr. Canouse (our former director and CEO), to FFO1 Irrevocable Trust, a company Mr. Falcone (our director and CEO) is the trustee and has the voting and dispositive power.

At December 31, 2021 and 2020, there were 100 and 100 Series B Preferred shares outstanding, respectively.

Common Stock

In August 14, 2021, our shareholders approved an increase in authorized Common Stock to 6,000,000,000 from 1,000,000,000, which became effective the same day. As of December 31, 2021 and 2020 there were 1,599,095,027, and 23,472,565, shares outstanding, respectively.

The following Common Stock transactions occurred during the year ended December 31, 2021:

On April 7, 2021, we issued 1,500,000 shares of our Common Stock to Mr. Canouse in exchange for transferring his 100 shares of our Series B Preferred Stock to FFO1 Irrevocable Trust, a company for which Mr. Falcone is the trustee and has the voting and dispositive power. The shares were valued at $1,500.

On October 11, 2021, we issued 1,091,388,889 shares of our Common Stock to Preferred Series E-1 holders in accordance to the Exchange Agreement.

On October 11, 2021, the Preferred Series F holders converted their 1,000 shares into 192,073,017 shares of our Common Stock.

On November 2, 2021, the Preferred Series G holders converted their 4,600 shares into 255,555,556 shares of Common Stock.

On November 11, 2021, 39,895,000 common shares were cancelled and returned to treasury in exchange for 39,895 Preferred Series H shares.

On November 24, 2021, a holder with 75,000 Preferred Series D shares converted into 75,000,000 shares of Common Stock.

The following Common Stock transactions occurred during the year ended December 31, 2020:

On July 23, 2020, we issued 1,785,000 shares of Common Stock pursuant to the conversion of a note payable of $16,900 at $0.01 per share plus legal fees of $950, totaling $17,850.

On October 28, 2020, we issued 1,900,000 shares of Common Stock pursuant to the conversion of a note payable of $9,500 at $0.005 per share.

On November 2, 2020, we issued 1,730,000 shares of Common Stock pursuant the conversion of a note payable of $17,300 at $0.01 per share.

Warrants

On February 17, 2021, we issued 192,073,017 Warrants to Arena Investors that are exercisable for a five-year period from the date of issuance and, based on an amendment made on September 24, 2021, the Warrants may be converted into our Common Stock at $0.025 per share, subject to a maximum ownership limit of 9.99%. The exercise price is subject to adjustment due to stock dividends, stock splits and recapitalizations and other events. We valued the Warrants at $864,000 based on a value of $0.0045 per share for our Common Stock at the time.

On December 28, 2021, we entered into a promissory note payable and provided 500,000 Warrants. Each Warrant is exercisable at $0.025 per share and expires on December 31, 2023. We valued the Warrants at $9,000 based on a value of $0.018 per share for our Common Stock at the time.

The Warrants issued are loan incentives. The value was allocated to the warrants based on fair value on the date of the grant as determined using the Black-Scholes option pricing model. At December 31, 2021, the Warrant transactions are summarized below:

For the years ended December 31, 2021 and 2020, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2020	-	$-	-	$-	$-
Issued	-	-	-	-	-
Outstanding and exercisable at December 31, 2020	-	$-	-	-	$-
Issued February 17, 2021	192,073,017	0.025	2
Issued December 28, 2021	500,000	0.025	4.13
Outstanding and exercisable at December 31, 2021	192,573,017	$0.025	4.18		$7

Note 17 Discontinued Operations

On February 16, 2021, we cancelled all the Series A Preferred Stock shares and offered their holders option agreements to purchase up to 300,000 shares of CZJ License, Inc., our wholly owned subsidiary at the time, at an option price of $10 per share. The option agreements are exercisable for a period of one year from the date of issuance and were not exercised.

On November 15, 2021, we entered into a Purchase and Sale agreement with ZA Group Inc. to sell CZJ License Inc. for $250,000. At Closing, the ZA Group Inc. delivered a convertible promissory note with a principal amount equal to the purchase price. The interest rate on the note was 5% per annum and matures on November 5, 2023. The note may be converted, from time to time, after 180 days from the issuance date of the note into common stock of ZA Group Inc, at a fixed conversion price of $0.005 per share, subject to a beneficiary ownership limitation of not more than 4.99% of the outstanding shares of common stock of ZA Group Inc.

At November 15, 2021, CZJ License Inc.’s accounts were eliminated from the consolidated financial statements. All expenses incurred by CZJ License Inc. up to November 15, 2021 have been disclosed as discontinued operations. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

Assets
Prepaid Expenses	$-	$37,218
Website	-	10,000
Intangible Assets - License	-	423,410
	-	470,628

Liabilities
Accounts Payable & Accrued	-	33,500
	-	33,500
Expenses
Amortization	74,760	64,687
Selling, general and administrative	190,857	152,939
Professional fees	213,500	172,750
		-
	$479,117	$390,376

Note 18 Commitments

We entered into a Securities Exchange Agreement on September 25, 2020 with Posto Del Sole Inc. (“PDS”) a New York corporation, to acquire 51% of the shares of PDS and issue 10,000 shares of Series C Preferred Stock. PDS failed to provide the information required to close the transaction within the allotted timeframe and as a result, we wrote off $165,000 in cash advances paid to PDS and terminated the transaction.

On September 28, 2020, we entered into a one-year renewable employment agreement with Mr. Canouse, our Chief Executive Officer at the time. In the years ended December 31, 2021 and 2020, Mr. Canouse earned $49,200 and $34,000, respectively. Mr. Canouse resigned on July 1, 2022.

On September 29, 2020, we entered into a one-year renewable employment agreement with Walter Hoelzel, our Chief Marketing Officer at the time. In the years ended December 31, 2021 and 2020, Mr. Canouse earned $55,000 and $25,000, respectively. Our obligations under the agreement with Mr. Hoelzel terminated on November 15, 2021with the disposition of CZJ License Inc.

On September 29, 2020, we entered into a one-year renewable employment agreement with Stuart Sher, our Chief Creative Officer at the time. In the years ended December 31, 2021 and 2020, Mr. Canouse earned $55,000 and $25,000, respectively. Our obligations under the agreement with Mr. Sher terminated on November 15, 2021with the disposition of CZJ License Inc.

On November 15, 2021, in connection with the disposition of CZJ License Inc,, we terminated other consulting agreements with third parties and had no obligations for the agreements as of December 31, 2021.

On February 17, 2021, we sold the Investors $16,500,000 of Notes and we entered into a Security Agreement and a Guaranty Agreement with the Investors that secure the Notes with liens on all of our tangible and intangible assets.

On October 20, 2021we entered into a Stock Acquisition Agreement with Top Dog Productions Inc., Jay Blumefield and Anthony Marsh whereby we will acquire all of the shares of Top Dog Productions Inc., and in exchange, we will pay the purchase price of $10,000,000 in shares of our Common Stock. The number of shares of Common Stock to be issued will be subject to a “collar”, with a minimum number of 16,666,667 shares in the event that the closing bid and ask price before the Closing for our is $0.60 or greater, and a maximum number of 25,000,000 shares in the event that the closing bid and ask price before the Closing for our stock is $0.40 or less, with ratable adjustments for a Closing Price between $0.40 and $0.60. The Closing is subject to receipt of audited and other financial statements of Top Dog Productions, other deliverables, and terms and conditions. This agreement is also subject to standard termination provisions including if the Closing had not occurred within 60 days of the execution of the Agreement. As at December 31, 2021, the agreement has not closed.

On October 25, 2021, we entered into an asset purchase agreement with Mako Communications, LLC, a Texas Limited Liability company to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the K07AAJ-D and W05DK-D low power television stations construction permits for the Bakersfield and San Juan. As consideration for the Bakersfield and San Juan Asset Sale Transaction, we agreed to pay $115,000 in cash, $10,000 of which was paid in escrow pursuant to the terms of an escrow agreement we entered into with Mako Communications LLC.

On November 3, 2021, we entered into an asset purchase agreement with Prism Broadcasting Network Inc, a Georgia corporation to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the WANN-CD low power television station. As consideration for the WANN Asset Sale Transaction, we agreed to pay $5,250,000 in cash, $200,000 of which was paid to in escrow pursuant to the terms of an escrow agreement we entered into with Prism Broadcasting Network Inc.

Note 19 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31,	December 31,
	2021	2020
Net loss for the year	$(14,262,579)	$(910,163)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(2,995,142)	$(191,134)
Effect of change in tax rates	-	26,276
Permanent differences	-	44,681
Valuation allowance	2,995,142	120,177
Income tax expense and income tax liability	$-	$-

As at December 31, 2021 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2021	2020
Tax loss carried forward	$-	$1,135,000

Deferred tax assets	$2,995,142	$238,421
Valuation allowance	(2,995,142)	(238,421)
Deferred taxes recognized	$-	$-

Tax losses of approximately $14 million will expire in 2040

Note 20 Subsequent Events

Effective January 1, 2022, we entered into a management consulting agreements with GreenRock LLC for a period of one year ending December 31, 2022 and provide monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance.

Subsequent to the year ended December 31, 2021, our CEO and Director paid back all the $709,259 owing at December 31, 2021. As of the date of this report, we advanced additional funds to the CEO and received partial repayments.

Our Board of Directors and majority stockholder approved the decision to not move forward with a reverse stock split ratio of 25 to 1 share, and approved a reverse stock split ratio from 10 to 1 share, which is currently subject to regulatory approval.

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, under which we provide monthly remuneration of $35,000, plus reasonable expenses in connection with his duties, responsibilities and performance.

On March 1, 2022, we granted a Warrant to Mr. Zenna, our Director, to purchase up to 500,000 shares of our Common Stock at $0.025 per share, on a cashless exercise basis, at any time beginning September 1, 2022 and ending September 1, 2026. We estimate the value the Warrant to be approximately $20,000, based on the $0.06 market price per share of our Common Stock on March 1, 2022..

We issued an aggregate of $300,000 notes payable with $30,000 fees to be treated as debt discounts amortized over the term of the note, that were due on April 5, 2022, and which were re-paid in full as of the date of this report.

In January 2022, we sold one of our shareholders a $25,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 600,000 shares of our Common Stock, on a cashless exercise basis, at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $10,800, based on a $0.018 price per share of our Common Stock, that we will be treat as a debt discount to be amortized over the term of the note. In May 2022, we repaid the note.

In January 2022, we sold one of our shareholders a $250,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 6,250,000 shares of our Common Stock, on a cashless exercise basis, at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $112,500, based on a $0.018 price per share of our Common Stock, that we will be treat as a debt discount to be amortized over the term of the note. We have not yet repaid the noteholder.

In February 2022, we sold a $50,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 1,250,000 shares of our Common Stock, on a cashless exercise basis, at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $22,500, based on a $0.018 price per share of our Common Stock, that we will be treat as a debt discount to be amortized over the term of the note. In April 2022, we repaid the note.

In February 2022, we issued two unsecured convertible notes payable having $275,000 in aggregate principal due on February 23, 2023, bearing a 11.25% interest rate per annum along with Warrants to purchase 2,500,000 shares of our Common Stock at $0.10 per share, on a cashless exercise basis, that are exercisable at any time until February 11, 2027. We estimate the value of the Warrant to be $45,000, based on a $0.018 price per share of our Common Stock, that we will be treat as a debt discount to be amortized over the term of the notes. The notes’ principal and interest may be converted into our Common Stock at $0.02 per share.

In February 2022, we entered into a consulting agreement to establish, launch, manage, operate and produce a 24/7 broadcast network devoted to cryptocurrency, NFT, Web3 and blockchain technology. In consideration for the wide range and scope of work, we agreed to pay the consultant a fee in the aggregate of $600,000 which shall be payable as follows:

i.	$150,000 upon the execution of the agreement (paid)
ii.	$150,000 in the second month (paid)
iii.	$150,000 in the third month(paid)
iv.	$150,000 upon the launch of the network

In January 2022, we entered into a six-month consulting agreement with a third party to provide strategic and business services relating to the blockchain project that we amended in February 2022. The first two months are payable at $25,000 per month and the remaining four months are payable at $10,000 per month. We have paid $25,000 to date.

In February 2022, we entered into a consulting agreement with a third party to provide corporate marketing strategy, creation and development of content for distribution, market development, communications, products and growth. The agreement ends the earlier of June 30, 2022 or when an executed Employment Agreement is signed with us. Upon execution of the consulting agreement, we paid the consultant $100,000 and we are obligated to pay a service fee $30,000 per month for March through June. As part of the arrangement, we granted the consultant a Warrant to acquire up to 160,000,000 shares of our Common Stock at an exercise price of $0.025 per share, of which 40,000,000 shares may be purchased immediately and the remaining 120,000,000 shares will vest pro rata on a monthly basis over the periods from March 1, 2022 through August 31, 2023 (with accelerated vesting if we terminate the agreement for other than cause. All unvested warrants are forfeited if the Agreement is not extended or replaced by June 30, 2022. As of the date of this report, we paid $160,000 and we are in discussions to extend the consulting agreement and Warrants.

On January 12, 2022, we entered into a consulting agreement with EF Hutton as a lead underwriter. The agreement is for one year and we may terminate the agreement on or after 270th day with 30-days written notice. EF Hutton may terminate the agreement on or after 120 days from execution of the agreement. EF Hutton agrees to provide underwriting the sale of up to $20 million of securities. In return, we grant EF Hutton an option to acquire up to 15% of the total number of securities we offer , provide an underwriting discount of 7% of the total gross proceeds, provide warrants equal to 5% of the aggregate number of shares of Common Stock sold in the offering, warrants to be exercisable at any time in whole or in part for 4 ½ years commencing 6 months from the effective date of offering at a price per share equal to 100% of the public offering price per security. EF Hutton may also provide advisory services for a cash fee of 7% of capital raised for equity placements, 6% for debt placements, closing warrants equal to 3% of aggregate proceeds sold in offering with the warrants to expire in 5 years. We agree to pay expenses for marketing, promotional materials and other costs associated with the work.

In March 2022, we entered into a six-month service agreement for press releases, campaigns and social media advertisings. The service fee is $30,000 per month plus expenses. The agreement may not be terminated during the initial six months and we must provide no less than 30-day prior written notice to the termination. Either party may immediately terminate the agreement if the other party is in breach of any of the provisions and if the breach is not remedied within 21 days of delivery of written notice of such regard. Failure to pay any instalment of consideration in accordance to the proposal shall be considered breach of the agreement.

In April 2022, we sold unsecured convertible subordinate notes totaling $275,000 that accrue interest at 6% per annum and mature on December 31, 2022. The loans may be converted into shares of our Common Stock at $0.021 per share, subject to a beneficial ownership limitation of 4,99%. In connection with one of the notes sold, we issued the noteholder a Warrant to purchase up to 2,500,000 shares of our Common Stock at $0.025 per share starting September 15, 2022 and ending April 15, 2024.

In May 2022, we sold a shareholder a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matures in May 2023. The loan may be converted into shares of our Common Stock at $0.02 per share. In connection with the note sale, we issued the noteholder a Warrant to purchase 5,000,000 shares of our Common Stock at $0.02 per share

In June 2022, we sold a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matures in May 2023. The loan may be converted into shares of our Common Stock at $0.02 per share. In connection with the note sale, we issued the noteholder a Warrant to purchase 5,000,000 shares of our Common Stock at $0.02 per share.

We have not yet made the $0.4 million interest payments on the Notes held by Arena Partners LC that were due on April 1, 2022 and July 1, 2022, and as a result, under the Note terms, the interest rate is 20.0% per annum. We are currently in discussions with Arena Capital LP on a plan of forbearance; however, there is no assurance that we will be successful in completion of a plan, which may disrupt our operations and result in a restructuring of obligations.

Madison Technologies Inc.	Form 10-K - 2021	Page 32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements with our accountants on accounting and financial disclosure. Our Independent Registered Public Accounting Firm since March 28, 2022, is BF Borgers CPA PC (“BFB”), 5400 W Cedar Ave, Lakewood, CO 80226.

From January 31, 2009 to March 27, 2022, our Independent Registered Public Accounting Firm was K. R. Margetson Ltd, Chartered Professional Accountant (“KRM”), 331 East 5th Street, North Vancouver, BC V7L 1M1, Canada. Our Board of Directors dismissed KRM on March 28, 2022. During the fiscal years ended December 31, 2020 and December 31, 2019, respectively, and the subsequent interim period through February 11, 2022, there were no disagreements between KRM and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KRM, would have caused KRM to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements for such years.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer, who also serves as our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure. In particular, we identified material weaknesses in internal control over financial reporting, as discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Madison Technologies Inc.	Form 10-K - 2021	Page 33

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2020 and the preparation of our 2021 quarterly financial statements.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

We are committed to improving its financial organization. As part of this commitment and when funds are available, we will create a position to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: (i) appointing one or more outside directors to its board of directors who will also be appointed to our audit committee, resulting in a fully functioning audit committee that will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our internal controls if personnel turn-over issues within the department occur. This, coupled with the appointment of additional outside directors, is designed to greatly decrease any control and procedure issues we may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Our independent auditors have not issued an attestation report on management’s assessment of our internal control over financial reporting. As a result, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Madison Technologies Inc.	Form 10-K - 2021	Page 34

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Each director of Madison holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Madison’s management team is listed below.

Officer’s Name	Madison Technologies Inc.
Philip Falcone	CEO, Director

Mr. Falcone is the Chief Investment Officer and Chief Executive Officer of Harbinger Capital, and is the Chief Investment Officer of other Harbinger Capital-affiliated funds. Mr. Falcone co-founded the funds affiliated with Harbinger Capital in 2001. Mr. Falcone served as a director of HC2 Holdings, Inc. (NYSE: HCHC), a diversified holding company (“HC2”), from January 2014 until July 2020, as President and CEO of HC2 from May 2014 to June 2020 and as Chairman of the Board of HC2 from May 2014 until April 2020. Mr. Falcone served as a director, Chairman of the Board and Chief Executive Officer of HRG Group, Inc. (f/k/a Harbinger Group Inc., “HRG”) from July 2009 to November 2014. From July 2009 to July 2011, Mr. Falcone also served as the President of HRG. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone served as a member of the board of directors of Inseego Corp. (NASDAQ: INSG), a provider of intelligent wireless solutions for the worldwide mobile communications market from 1994 through August 2018, as its Chairman of the Board from May 2017 through August 2018, and as a member of its Audit Committee from June 2017 through August 2018. Mr. Falcone received an A.B. in Economics from Harvard University.

Officer’s Name	Madison Technologies Inc.
Henry Turner	Chief Technology Officer, Chief Operating Officer

Madison Technologies Inc.	Form 10-K - 2021	Page 35

Mr. Turner, COO and CTO, is a broadcast engineer and operations specialist with over 35 years of experience in the industry in many capacities including construction, maintenance and operation of broadcast stations. Most recently Mr. Turner was the COO and director of engineering at Hc2 Broadcasting, prior to that he was the director of engineering at Dallas based Daystar Television Network. Mr. Turner is a graduate of the Texas A&M University system.

Officer’s Name	Madison Technologies Inc.
Warren Zenna	Director

Mr. Zenna is the founder of Zenna Consulting Group a strategic advisory that develops and executes marketing strategies for B2B tech firms. Mr. Zenna is currently a revenue and marketing consultant for companies looking for insights into developing sales, marketing and business growth strategies, he current clients include Equinox, DailyPay, EngageDBR, Semcasting and Spectrum Media Services d/b/a Advanced Contextual.

(b) Identify Significant Employees

Other than the directors and officers, we have no significant employees.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Madison Technologies Inc.	Form 10-K - 2021	Page 36

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

In addition, Mr. Falcone is a named defendant in litigation in connection with certain personal financial matters. We understand that Mr. Falcone continues to vigorously pursue his defense in connection with these matters, which may be time consuming and may result in the loss of certain shares of his investment in us.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of us to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of our equity securities (Form 4 and Form 5) and to provide copies of all such Forms as filed to us. Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Korr Value LP, Mr. Canouse and Mr. Falcone. We expect that the aforementioned forms will be filed as soon as practicable following the filing of this Report on Form 10-K.

Madison Technologies Inc.	Form 10-K - 2021	Page 37

(f) Nomination Procedure for Directors

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g) Audit Committee Financial Expert

We have no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Our Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h) Identification of Audit Committee

We dos not have a separately-designated standing audit committee. Rather, our entire board of directors performs the required functions of an audit committee. See “Item 12. (c) Director independence” below for more information on independence.

Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of December 31, 2021, we did not have a written audit committee charter or similar document.

(i) Code of Ethics

We adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. We undertake to provide any person with a copy of its financial code of ethics free of charge. Please contact Madison at 212-339-5888 to request a copy ofour financial code of ethics. Management believes our financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Madison Technologies Inc.	Form 10-K - 2021	Page 38

Item 11. Executive Compensation.

Madison has paid the following compensation to its named executive officers and managers during its fiscal year ended December 31, 2021 and 2020.

summary compensation table

(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) Non- Equity Incentive Plan ($)	(h) Non-qualified Deferred Compensation Earnings ($)	(i) All other compensation ($) (3)(4)	(j) Total ($) (1)(2)
Philip A. Falcone CEO	2021	nil	nil	nil	nil	nil	nil	nil	Nil
	2020	nil	nil	nil	nil	nil	nil	nil	Nil

Henry Turner CTO and COO	2021	98,077	nil	nil	nil	nil	nil	nil	98,077
	2020	nil	nil	nil	nil	nil	nil	nil	Nil

Warren Zenna Director	2021	nil	nil	nil	nil	nil	nil	nil	Nil
	2020	nil	nil	nil	nil	nil	nil	nil	Nil

Jeffrey Canouse Former CEO and Director	2021	nil	nil	nil	nil	nil	nil	49,200	49,200
	2020	34,000	nil	nil	nil	nil	nil	nil	34,000

Stuart Sher Creative Manager	2021	nil	nil	nil	nil	nil	nil	55,000	55,000
	2020	25,000	nil	nil	nil	nil	nil	nil	25,000

Walter Hoelzel Marketing Manager	2021	nil	nil	nil	nil	nil	nil	55,000	55,000
	2020	25,000	nil	nil	nil	nil	nil	nil	25,000

(1)	On February 15, 2021, we entered into a Consultant Agreement with GreenRock LLC, to retain Mr. Falcone, its Managing Member, to serve as a consultant to us and advise on all matters typically considered and decided upon by executive management and our board of directors, and additionally to serve as Chairman of the Board of Directors and Chief Executive Officer. We compensated GreenRock LLC $315,000 for its services provided in 2021.
(2)	On March 3, 2021, we entered into a Consultant Agreement with Zenna Consulting Group, to retain Mr. Zenna to serve as a consultant to us and advise on all matters typically considered and decided upon by a chief marketing officer and a member of our board of directors, and additionally to serve as a member of the Board of Directors. We compensated Zenna Consulting Group $57,000 for its services provided in 2021.
(3)	On February 16, 2021, Mr. Canouse resigned as CEO and was retained to serve as a consultant to us and advise on all matters typically considered and decided upon by a chief compliance officer and member of our Board of Directors. We compensated Mr. Canouse $49,200 for his consulting services provided in 2021.
(4)	On November 15, 2021, our service agreements with Mr. Sher and Mr. Hoelzer were assumed by Forever Brands, Inc. in connection with the disposition of our CZJ products business. We compensated Mr. Sher and Mr. Hoelzer $55,000 for their consulting services provided in 2021, respectively.

Madison Technologies Inc.	Form 10-K - 2021	Page 39

Since our inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between us and any of its directors whereby such directors are compensated for any services provided as directors.

There are no employment agreements between us and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control or from a change in a named executive officer’s responsibilities following a change in control.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	Name and Address of Beneficial Owner	(2)(3) Amount and Nature of Beneficial Owner [1]		(4) Percent of Class [2]
	Philip A. Falcone(6)
Common Stock	22 E 67th Street New York, NY	388,150,556		24.27%

Common Stock	Lisa M. Falcone(6) 22 E 67th Street New York, NY	436,555,556		27.30%

	Korr Value LP
	1400 Old Country Road
Common Stock	Westbury, NY	218,277,777		13.7%

	Arena Special Opportunities Partners 1, LP
	405 Lexington Avenue, 59th Floor
Common Stock	New York, NY	102,416,140	[3]	6.4%

	Philip A. Falcone
Series E-1 Preferred	22 E 67th Street
Stock	New York, NY	922,000	[4]	80.0%

	Philip A. Falcone
	22 E 67th Street
Series B Preferred Stock	New York, NY	100	[5]	100.0%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

Madison Technologies Inc.	Form 10-K - 2021	Page 40

[2]	Based on 1,599,095,027 shares of Common Stock issued and outstanding as of August 26, 2022.

[3]	Arena Special Opportunities Partners 1, LP owns a Common Stock Purchase Warrant to purchase 129,265,140 shares, which is in addition to the 49,761,877 shares of our Common Stock and a Common Stock Purchase Warrant to purchase 62,807,876 shares owned by Arena Special Opportunities Fund, LP

[4]	Each share of Series E-1 Preferred Stock may be converted to 1,000 common shares and has voting rights on the basis of its equivalent number of shares of our Common Stock.

[5]	Series B Convertible Preferred Stock has the right to vote together with the holders of our Common Stock, as a single class, upon all matters submitted to holders of our Common Stock for a vote. The shares of Series B Preferred Stock will carry a number of votes equal to 51% (representing majority voting power) of all voting shares of every class, including 51% of all of the issued and outstanding shares of Common Stock on the date of any shareholder vote, such that the holder of the Series B Preferred Stock shall always possess the majority of voting rights, and shall always out vote all holders of our Common Stock.

[6]	Based on (i) 436,555,556 shares and 388,150,556 shares of Common Stock held by FFO 1 Trust and FFO 2Trust respectively. Philip A. Falcone, our Chief Executive Officer and Chairman of our Board of Directors, as a trustee of the FFO I Trust, has the sole voting and shared dispositive power over our shares held by the FFO I Trust, and Lisa Falcone, the wife of Mr. Falcone as the trustee of the FFO 2 Trust, has shared voting and dispositive power over our shares held by the FFO 2 Trust.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
	Philip A. Falcone[2]
Common Stock	22 E 67th Street New York, NY	824,706,112	51.6%

	Directors and
Common Stock	Executive Officers (as a group)	824,706,112	51.6%

[1]	Based on 1,599,095,027 shares of Common Stock issued and outstanding as of August 26, 2022.
[2]	Includes (i) 436,555,556 shares and 388,150,556 shares of Common Stock held by FFO 1 Trust and FFO 2Trust respectively. Philip A. Falcone, our Chief Executive Officer and Chairman of our Board of Directors, as a trustee of the FFO I Trust, has the sole voting and shared dispositive power over our shares held by the FFO I Trust, and Lisa Falcone, the wife of Mr. Falcone as the trustee of the FFO 2 Trust, has shared voting and dispositive power over our shares held by the FFO 2 Trust.

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Madison.

On February 16, 2021, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sovryn and the holders (the “Sovryn Shareholders”) of Sovryn’s issued and outstanding shares of common stock, par value $0.0001 per share (“Sovryn Common Shares”), pursuant to which the Sovryn Shareholders exchanged 100% of the outstanding Sovryn Common Shares, for (i) 100 shares of our Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), which was transferred by Jeffrey Canouse, our controlling shareholder and Chief Executive Officer at the time (the “Controlling Shareholder”), to the designee of Sovryn and (ii) 1,000 shares of our Series E Preferred Stock, par value $0.001 per share of Sovryn (“Series E Preferred Stock,” and together with Series B Preferred Stock, the “Preferred Exchange Shares,” and the foregoing exchange of Sovryn Common Shares for Preferred Exchange Shares being the (“Equity Exchange”). See Form 8-K – Current Report filed February 23, 2021 for more details.

Madison Technologies Inc.	Form 10-K - 2021	Page 41

As result of the issuance of the transfer of the Series B Preferred Stock and the issuance of the shares of Series E Preferred Stock pursuant to the Share Exchange Agreement, a change in control of the Company occurred on February 16, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Since the beginning of our last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year-end for the last three completed fiscal years.

(b) Promoters and control persons

From July 2004 until June 2007, Kevin Stunder and Joel Haskins were promoters of our business. From June 2007 until July 2011, Joseph Gallo and Steven Cozine were promoters of our business. From July 2011 until September 2014 Joseph Gallo was the promoter of our business. From September 2014 until November 2014 Brent Inzer was the promoter of our business. From November 2014 until Jan 2015 Mr. Frank McEnulty was the promoter of our business. From January 2015 until September 2016 Mr. Joseph Gallo was the promoter of our business. From September 2016 until March 2018 Mr. Thomas Brady was the promoter of our business. Since March 3, 2018 until July 14, 2020 Joseph Gallo was the promoter of Madison’s business. From July 14, 2020 until July 1, 2022 Jeffrey Canouse had been the promoter of Madison,. From February 17, 2021 Philip Falcone, Warren Zenna and Henry Turner have been the promoters of our business, none of these promoters have received anything of value from us nor is any person entitled to receive anything of value from us for services provided as a promoter of our business.

(c) Director independence

Our board of directors currently consists of Philip Falcone and Warren Zenna. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $200,000 during any period of twelve consecutive months with the three past fiscal years. Also, the ownership of our stock will not preclude a director from being independent.

In applying this definition, our Board of Directors has determined that none of our directors qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual.

As of the date of the report, we did not maintain a separately designated audit, compensation or nominating committee. We also adopted this definition for the independence of the members of our audit committee.

Madison Technologies Inc.	Form 10-K - 2021	Page 42

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and for the review of financial statements included in our Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2021 - $35,000 – BF Borgers PC

2020 - $8,900 – K. R. Margetson Ltd. – Chartered Professional Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

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

2020 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2020 - $nil – K. R. Margetson Ltd. – Chartered Professional Accountant

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the fact that we currently have three directors, as well as the limited financial resources and operational state of us, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board approves these services on a case-by-case basis.

Madison Technologies Inc.	Form 10-K - 2021	Page 43

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

Our consolidated financial statements have been included in Item 8 above.

2. Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3. Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to our previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description

2.1	Acquisition Agreement, ratified July 17, 2020 and Officers Certificates for Madison Technologies, Inc. and Luxurie Legs, LLC dated July 17, 2020

2.2	Share Exchange Agreement dated February 16, 2021 by and among Madison Technologies, Inc., Sovryn Holdings, Inc. and the shareholders of Sovryn Holdings, Inc.

2.3	Asset Purchase Agreement, dated February 17, 2021, by and between Sovryn Holdings, Inc., NJR TV III CA OPCO, LLC and NRJ TV III CA LICENSE CO., LLC (filed as exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2021 and incorporated herein by reference)

2.4	Asset Purchase Agreement, dated March 14, 2021 by and between Sovryn Holdings, Inc. as Buyer, and Abraham Telecasting Company LLC, as Seller (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2021 and incorporated herein by reference).

2.5	Asset Purchase Agreement, dated March 29, 2021 by and between Sovryn Holdings, Inc. as Buyer, and Seattle 6 Broadcasting Company LLC, as Seller. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2021 and incorporated herein by reference).

2.6	Asset Purchase Agreement, dated June 9, 2021 by and between Sovryn Holdings, Inc. as Buyer, and Local Media TV Chicago LLC, as Seller (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference).

2.7	Asset Purchase Agreement, dated July 13, 2021 by and between Sovryn Holdings, Inc. as Buyer, and Lotus TV of Phoenix LLC, as Seller (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021 and incorporated herein by reference).

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.

3.2	By-Laws, filed as an exhibit to Madison’s registration statement on Form 10-SB filed on May 4, 2005, and incorporated herein by reference.

3.3	Certificate of Amendment dated March 9, 2015 (filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference).

3.4	Certificate of Amendment to the Articles of Incorporation, dated July 28, 2020, filed as an Exhibit to Madison’s current report on Form 8-K filed August 7, 2020, and incorporated herein by reference.

3.5	Certificate of Designation for the Series A Convertible Preferred Stock, dated July 28, 2020, filed as an Exhibit to Madison’s current report on Form 8-K filed August 7, 2020, and incorporated herein by reference.

3.6	Certificate of Designation for the Series B Convertible Preferred Stock, dated July 28, 2020, filed as an Exhibit to Madison’s current report on Form 8-K filed August 7, 2020, and incorporated herein by reference.

3.7	Certificate of Designation for the Series C Convertible Preferred Stock, dated February 11, 2021.

3.8	Certificate of Designation for the Series D Convertible Preferred Stock, dated March 26, 2021.

3.9	Certificate of Designation for the Series E Convertible Preferred Stock, dated March 26, 2021.

3.1	Certificate of Designation for the Series F Convertible Preferred Stock, dated March 26, 2021.

3.11	Certificate of Designation for the Series G Convertible Preferred Stock, dated March 26, 2021.

4.1	Form of Secured Note issued in the February 2021 Private Placement

4.2	Form of Warrant issued in the February 2021 Private Placement

4.3	Description of Registrant’s Securities

10.1	Second Amendment to Stock Acquisition Agreement, dated May 23, 2022, by and among Madison Technologies Inc., Top Dog Productions, Inc., Jay Blumenfield, and Anthony Marsh (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2022 and incorporated herein by reference).

10.2	Amended and Restated Secured Loan and Security Agreement, dated May 23, 2022, by and between Madison Technologies Inc. and Top Dog Productions, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2022 and incorporated herein by reference).

10.3	Stock Acquisition Agreement dated as of October 20, 2021 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2021 and incorporated herein by reference).

10.4	Share Assignment Agreement dated July 20, 2021 between Jeffrey Canouse and Joseph Gallo.

10.5	Product License Agreement dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc., filed as an exhibit to Madison’s Form 8-K (Current Report) filed on September 19, 2016, and incorporated herein by reference.

14	Code of Ethics, filed as an exhibit to Madison’s 2010 annual report on Form 10-K filed on March 31, 2010, and incorporated herein by reference.

16.1	Letter from K. R. Margetson Ltd., dated April 29, 2022 to the Securities and Exchange Commission (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2021 and incorporated herein by reference).

21	List of Subsidiaries

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

Madison Technologies Inc.	Form 10-K - 2021	Page 44

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

By:	/s/ Philip Falcone
Name:	Philip Falcone
Title:	Director and CEO
Dated:	August 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Date: August 26, 2022		/s/ Philip Falcone
	By:	Philip Falcone
	Title:	President, Chief Executive Officer, Principal Executive Officer, Treasurer, Corporate Secretary, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Director

Date: August 26, 2022		/s/ Warren Zenna
	By:	Warraen Zenna
Title: Director