Form 10-Q
period 2022-03-31
Madison Technologies Inc.
filed 2022-09-28
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2022

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

Not Applicable
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

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 26, 2022
Common Stock - $0.001 par value	1,599,095,027

Form 10-Q - Q1	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

MARCH 31, 2022 and 2021

(unaudited)

Form 10-Q - Q1	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q - Q1	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

condensed consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$206,399	$55,656
Accounts receivables, net	122,979	167,800
Note receivables	799,362	749,603
Due from related party	-	709,259
	1,128,740	1,682,318
Intangible assets, net	12,225,195	12,196,646
Equipment, net	1,449,021	1,486,347
Investments	101	101
Operating lease right-of-use assets, net	1,374,203	1,400,980

Total Assets	$16,177,260	$16,766,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$896,437	$791,802
Derivative liability	3,664,329	3,464,529
Current portion of lease liabilities	—	3,767
Promissory notes	824,904	491,741
Convertible notes payable	1,374,761	850,000
Interest payable on senior secured notes	825,000	453,750
	7,534,431	6,055,589
Long term portion of lease liability obligations	1,468,233	1,464,728
Long term convertible notes, net of discount	13,333,601	12,919,392

Total liabilities	22,387,265	20,439,709

Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, 0 issued and outstanding, March 31, 2022 and December 31, 2021, respectively;	-	-
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 and 0 shares issued and outstanding, March 31, 2022 and December 31, 2021, respectively; 75,000 converted	155	155
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 0 issued and outstanding, March 31, 2022 and December 31, 2021, respectively; 1,000 shares exchanged to Series E-1	-	-
Preferred Shares - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 and 0 shares issued and outstanding, March 31, 2022 and December 31, 2021, respectively;	1,153	1,153
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 issued and outstanding, March 31, 2022 and December 31, 2021, respectively; 1,000 shares converted	-	-
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 issued and outstanding, March 31, 2022 and December 31, 2021, respectively; 4,600 shares converted	-	-
Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, issued and outstanding, March 31, 2022 and December 31, 2021, respectively;	40	40

STOCKHOLDERS’ DEFICIT
Capital Stock:
Preferred Shares – 50,000,000 shares authorized, $0.001 par value Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, 0 and 92,999 shares issued and outstanding, March 31, 2022 and December 31, 2021, respectively;	-	-
Preferred Shares - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, March 31, 2022 and December 31, 2021, respectively	-	-

Common Shares - $0.001 par value; 6,000,000,000 shares authorized 1,599,095,027 shares issued and outstanding, March 31, 2022 and December 31, 2021, respectively	1,599,095	1,599,095
Additional paid in capital	10,473,261	10,473,261
Accumulated deficit	(18,283,709)	(15,747,021)
Total stockholders’ deficit	(6,211,353)	(3,674,665)
Total liabilities and stockholders’ deficit	$16,177,260	$16,766,392

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS of Operations

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenues	$474,999	$-

Operating Expenses
Selling, general and administrative	181,994	82,179
Television operations	87,632	-
Amortization of intangible assets	80,494	35,284
Professional fees	1,098,279	340,531
Loss on asset disposals	52,668	-
Total operating expenses	1,501,067	457,994

Loss before other expense	(1,026,068)	(457,994)

Other income (expense)
Interest expense	(1,520,001)	(359,948)
Other income	9,381	-
	(1,510,620)	(359,948)
Loss from continuing operations	(2,536,688)	(817,942)
Loss from discontinued operations	-	(38,835)

Net loss and comprehensive loss	$(2,536,688)	$(856,777)

Net loss per share-Basic and diluted	$(0.002)	$(0.037)

Average number of shares of common stock outstanding	1,599,095,027	23,472,565

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of stockholders’ DEFICIT

(Unaudited)

				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2021	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(15,747,021)	$(3,674,665)
Net loss for the period	-	-	-	-	(2,536,688)	(2,536,688)

Balance, March 31, 2022	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(18,283,709)	$(6,211,353)

				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2020	23,472,565	$23,472	$-	$1,302,977	$(1,484,442)	$(157,900)
Conversion of debt to Series D Preferred	-	-	-	667,984	-	667,984
Series E Preferred issued for assets	-	-	-	4,225,061	-	4,225,061
Series G Preferred issued for subscriptions sold	-	-	-	510,000	-	510,000
Equity portion on convertible debt issued	-	-	-	30,000	-	30,000
Net loss for the period	-	-	-	-	(856,777)	(856,777)

Balance, March 31, 2021	23,472,565	$23,472	$-	$6,736,115	$(2,341,219)	$(4,418,368)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q - Q1	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of cash flows

(unaudited)

	For the Three Months Ended
	March 31 2022	March 31 2021

Cash Flows from operating activities:
Net loss for the period	$(2,536,688)	$(856,777)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized interest	707,999	133,200
Amortization	80,494	35,284
Fair value of Warrant issued for services	9,000	-
Foreign exchange on notes payable	-	311
Changes in assets and liabilities:
Accounts payable and accruals	475,884	518,286
Payment of lease liability	(55,327)	-
Accounts receivable	44,821	-
Due from related party	709,259	-
Prepaid expenses	1,760	(966,903)

Net cash used in operating activities	(562,799)	(1,136,599)

Cash Flows from investing activities:
Purchases of equipment, intangible assets and goodwill	(44,941)	-
Funds advanced for note receivable	(51,517)	-
Net cash used in investing activities	(96,458)	-

Cash Flows from financing activities:
Proceeds from convertible notes sold	$810,000	$15,030,000
Shares subscribed but not issued	-	510,000
Net cash provided by financing activities	810,000	15,540,000

Net increase (decrease) in cash	150,743	14,403,401

Cash, beginning of period	55,656	9,491

Cash, end of period	$206,399	$14,412,892

SUPPLEMENTAL DISCLOSURE

Interest paid	$453,750	$-
Taxes paid	$-	$-

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Form 10-Q - Q1	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

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

Note 2 Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, we incurred a net loss of $14,262,579 and had a working capital deficit and an accumulated deficit of $4,373,271 and $15,747,021, respectively, at December 31, 2021. We have not yet made the $0.4 million interest payments on the Notes held by Arena Partners LP that were due on April 1, 2022 and July 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance. It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to obtain a plan of forbearance, further implement our business plan and raise additional capital as needed from the sales of stock or debt. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 9

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

Interim Reporting

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2021 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2021 annual financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

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

We recognize revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Form 10-Q - Q1	Madison Technologies Inc.	Page 10

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

Accounts receivables

Trade accounts receivable are stated at the amount we expect to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of March 31, 2022, our allowance for doubtful accounts receivable was $31,500.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 11

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 12

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

Loss per share

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2022, no options were outstanding and 203,673,016 warrants were outstanding and exercisable. Additionally, as of March 31, 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $19,383,713 and was convertible into 951,018,661 shares of Common Stock. We issued shares of Preferred Stock that may be converted into our Common Stock. Of the outstanding shares of Preferred Stock as of March 31, 2022, Series D Preferred Stock was convertible into 155,000,000 Common shares, Series E-1 Preferred Stock was convertible into 1,152,500,000 Common shares and Series H Preferred Stock was convertible into 39,895,000 Common shares. The total potentially dilutive shares calculated are 1546,763,946. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of March 31, 2022, and 2021, potentially dilutive securities consisted of the following:

	March 31, 2022	March 31, 2021
Warrants	203,673,016	192,073,017
Convertible Preferred Stock	1,346,895,000	230,000,000
Convertible debt	951,018,661	835,839,600
Total	2,501,586,677	1,257,912,617

Form 10-Q - Q1	Madison Technologies Inc.	Page 13

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 14

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

Note 4 Notes Receivable

	March 31, 2022	December 31, 2021
Secured note – Top Dog Productions Inc.	$520,268	$468,750
Convertible note – ZA Group	250,000	250,000
Prepaid expenses	12,902	24,042
Accrued interest	16,192	6,811
	$799,362	$749,603

On September 9, 2021, we entered into a secured promissory note with Top Dog Productions Inc. We agreed to lend an aggregate principal sum of up to $2,000,000 that accrues at a rate of 5% per annum. The note receivable and all accrued interest is due on September 9, 2022. The principal and interest amount of the note may be prepaid in whole or in part at any time, without penalty nor premium. Accrued interest is $11,526 at March 31, 2022.

On November 15, 2021, we entered into a $250,000 convertible promissory note with ZA Group Inc. for the sale of its wholly owned subsidiary, CZJ License Inc. The note accrues at a rate of 5% per annum. The principal and accrued interest of the note receivable will be due and payable on November 5, 2023. At any time after 180 days following the date of the note receivable, we may convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of ZA Group Inc. at a fixed conversion price of $0.005 per share. Accrued interest is $4,666 at March 31, 2022.

Form 10-Q - Q1	Madison Technologies Inc.	Page 15

Note 5 -Intangible Assets

Our Federal Communication Commission Licenses (“FCC”) and domain name are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. The Market Advantage intangible asset is being amortized on a straight-line basis over 94 months from the acquisition date. Amortization expense for the three months ended March 31, 2022 and 2021 was $6,260 and $0, respectively.

	March 31, 2022
	Cost	Amortization	Net
Domain Name	$172,427	$-	$172,427
Market Advantage	58,843	6,260	52,583
FCC Licenses	10,159,063	-	10,159,063

	$10,390,333	$6,260	$10,384,073

Future amortization expense of the intangible assets is as follows:

For the Twelve Months Ending March 31,
2022	$7,512
2023	7,512
2024	7,512
2025	7,512
2026	7,512
Thereafter	15,023
Total	$52,583

Note 6 Goodwill

As of March 31, 2022, we carry goodwill for the following television station asset purchases made in 2021:

KNLA - KNET acquisition	$977,059
KVVV acquisition	613,097
KYMU acquisition	225,966

Total	$1,816,122

Note 7 Equipment

	Useful Life	Cost	Accumulated Depreciation	Net
Transmitter	10 years	$854,059	$(72,718)	$781,341
Antenna	10 years	283,029	(23,784)	259,245
Tech Equipment	5 years	446,155	(61,713)	384,442
Office Equipment	5 years	7,389	(1,232)	6,157
Microwave	5 years	22,065	(4,229)	17,836

		$1,612,697	$(169,938)	$1,449,021

Depreciation expense was $53,718 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Form 10-Q - Q1	Madison Technologies Inc.	Page 16

Note 8 Right of Use Assets

We have six operating leases ranging from a period of 80 months to a period of 332 months. The annual interest rate used was 15%. As at March 31, 2022, the remaining right of use assets are as follows:

	Term		Accumulated
	(in months)	Amount	Amortization	Net
Tower Lease 1	171.5	$547,663	$36,092	$511,571
Tower lease - 2	91	244,079	25,966	218,113
Tower Lease - 3	332	233,043	4,174	228,869
Generator Lease	171.5	109,507	7,217	102,290
Studio Lease - 1	217.5	280,084	12,703	267,381
Studio Lease - 2	80	49,561	3,582	45,979

		$1,463,937	$89,734	$1,374,203

The remaining lease liability at March 31, 2022 was $1,468,233. The current portion of the lease liability was $0 and the non-current portion of the lease liability was $1,468,233.

2022	$168,553
2023	231,120
2024	239,780
2025	253,163
2026	261,433
Remaining	3,244,121
Lease obligations, net	4,398,170
Amount representing interest	2,929,937
1,468,233
Less current portion	-
Non-current lease obligation	$1,468,233

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31 are summarized below:

	March 31, 2022	December 31. 2021
Accounts payable	$729,970	$659,219
Customer deposits	67,313	78,812
Accrued expenses	44,456	38,238
Accrued interest	54,698	15,533

Total	$896,437	$791,802

Form 10-Q - Q1	Madison Technologies Inc.	Page 17

Note 10 Securities Exchange Agreements

Sovryn Holdings, Inc.

We entered into a Securities Exchange Agreement on February 16, 2021 with Sovryn, a Delaware corporation and acquired 100% of the shares of Sovryn in exchange for i) 100 shares of our Series B Preferred Stock to be transferred by Jeffrey Canouse, our CEO at the time, to a designee of Sovryn and ii) 1,000 shares of Series E Preferred Stock. Upon the effectiveness of an amendment to out Articles of Incorporation to increase our authorized common stock, from par value $0.001 to par value $0.0001 per share, from 500,000,000 shares to 6,000,000,000 shares, all shares of Series E Preferred Stock issued to the shareholders shall automatically convert into approximately 2,305,000,000 shares of our Common Stock. The Series E Preferred Stock votes on an as-converted basis with our Common Stock prior to their conversion. The Series E Preferred Stock represented approximately 59% of the fully diluted shares of our Common Stock after the closing of the transactions contemplated by the Securities Purchase Agreement. The valuation for the Preferred Series E shares was determined to be $4,225,062 based on the market value of our shares we exchanged at the date the transaction. The transaction was recorded as an asset purchase and we recorded goodwill of $4,224,962 which was based on the market value of our shares exchanged at the date of the transaction.

Note 11 Asset Purchase

On April 19, 2021, pursuant to a February 17, 2021 asset purchase agreement, Sovryn paid a total of $10,182,534 to acquire the licenses and Federal Communications Commission (“FCC”) authorizations to the KNET-CD and KNLA-CD Class A television stations (“the Los Angeles Stations”), certain tangible personal property, real property, contracts, intangible property, files, claims and prepaid items together with certain assumed liabilities in connection with the Los Angeles Stations.

The following table shows the estimated fair values of the Los Angeles Stations’ assets acquired and liabilities assumed at the April 19, 2021 purchase date:

ASSETS ACQUIRED
Transmitter equipment	$576,944
Technical equipment	183,841
Antenna systems	128,562
Microwave equipment	22,065
Total tangible assets acquired	911,412
Total liabilities assumed	-
NET TANGIBLE ASSETS ACQUIRED	$911,412

INTANGIBLE ASSETS ACQUIRED
FCC licenses	8,294,063

Goodwill	977,059
INTANGIBLE ASSETS ACQUIRED	9,271,122

NET ASSETS ACQUIRED	$10,182,534

Form 10-Q - Q1	Madison Technologies Inc.	Page 18

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

The following table shows the estimated fair values of the Houston Station’s assets acquired and liabilities assumed at the June 1, 2021 purchase date:

ASSETS ACQUIRED
Transmitter equipment	$107,141
Technical equipment	71,399
Antenna systems	112,211
Furniture and equipment	7,389
Total tangible assets acquired	298,140
Total liabilities assumed	-
NET TANGIBLE ASSETS ACQUIRED	$298,140
INTANGIBLE ASSETS ACQUIRED
FCC licenses	530,000
Transmitter site leasehold	58,763
Goodwill	613,097
INTANGIBLE ASSETS ACQUIRED	1,201,860

NET ASSETS ACQUIRED	$1,500,000

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

Note 12 Note Payable

On December 28, 2021, we sold a $500,000 promissory note that bears interest at 12% per annum and matures on April 5, 2022, as amended. In connection with the note sale, we issued 500,000 Warrants that expire on December 31, 2023 and may be converted in shares of our Common Stock starting June 26, 2022 at a price of $0.025 per share. We estimate the value the Warrant to be approximately $9,000, based on a value of $0.018 per share of our Common Stock as of December 28, 2021.The promissory note is subordinate to the Notes we issued to the Investors. As of March 31, 2022, $500,000 in note principal is outstanding.

On January 14, 2022, we sold an unsecured $165,000 note payable that matures on April 5, 2022, has a $15,000 original issuance discount and $15,000 in fees that we paid and amortize over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of March 31, 2022, $165,000 in note principal is outstanding.

On January 14, 2022, we sold an unsecured $165,000 note payable that matures on April 5, 2022, has a $15,000 original issuance discount and $15,000 in fees that we paid and amortize over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of March 31, 2022, $165,000 in note principal is outstanding.

Form 10-Q - Q1	Madison Technologies Inc.	Page 19

Note 13 Convertible Notes Payable

The principal portions of our convertible notes payable are as follows as of:

		March 31, 2022	December 31, 2021

Senior Secured	[a]	$16,500,000	$16,500,000

Series 1	[b]	850,000	850,000

Series 2	[c]	325,000	-

Series 3	[d]	275,000	-

		17,950,000	17,350,000

Less current portion		1,450,000	850,000

Long-term portion		$16,500,000	$16,500,000

[a]	On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which it issued two convertible notes having an aggregate principal amount of $16,500,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors Warrants to purchase an aggregate of 192,073,017 shares of our Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of our Common Stock (the “Series F Preferred Stock”). The Warrants and Series F Preferred Stock were each valued at $864,000 based on a $0.0045 price per share of our Common Stock and treated as a debt discount this is amortized over the term of the Notes.

The Notes have a term of thirty-six months and mature on February 17, 2024, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in registered shares of our Common Stock in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume-weighted average price of our Common Stock for the five (5) days immediately preceding the date of conversion. At March 31, 2022 and December 31, 2021 accrued and unpaid interest was $825,000 and $453,750, respectively. We have not yet made the $453,750 million interest payments on the Notes held by Arena Partners LP that were due on April 1, 2022 and July 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 20

As part of the agreement with the Investors, we issued 192,073,017 Warrants. On September 24, 2021, we and the Investor amended the warrant agreement such that each Warrant is exercisable for a period of five (5) years from the date of issuance at an initial exercise price equal to $0.025 per share, that is adjusted to $0.020 per share when interest is paid late, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. The Holder may be eligible for cashless exercise.

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

[b]

Series 1:

We sold a total of $850,000 in subordinated convertible note that bear interest at 6% per annum, mature on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share.

[c]

Series 2:

On January 6, 2022, we sold one of our shareholders a $250,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 6,250,000 shares of our Common Stock, on a cashless exercise basis, at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $112,500, based on a $0.018 price per share of our Common Stock that is treated as a debt discount to be amortized over the term of the note. We have not yet repaid the noteholder.

On January 14, 2022, we sold one of our shareholders a $25,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 600,000 shares of our Common Stock, on a cashless exercise basis, at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $10,800, based on a $0.018 price per share of our Common Stock that we treated as a debt discount to be amortized over the term of the note. In May 2022, we repaid the note.

On February 17, 2022, we sold a $50,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 1,250,000 shares of our Common Stock, on a cashless exercise basis, at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $22,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount that we amortized over the term of the note. In April 2022, we repaid the note.

[d]

Series 3:

On February 15, 2022, we sold two $137,500 unsecured convertible notes payable bearing an 11.25% interest rate per annum that mature on February 23, 2023 and have a $15,000 original issuance discount. In connection with the note sales, we issued the noteholders Warrants to purchase a total of 2,500,000 shares of our Common Stock at $0.10 per share, on a cashless exercise basis, that are exercisable at any time until February 11, 2027. We estimate the total value of the Warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the terms of the notes along with the deferred financing fees. The notes’ principal and interest may be converted into our Common Stock at $0.02 per share.

Form 10-Q - Q1	Madison Technologies Inc.	Page 21

Note 14 Related Party

We entered into a consulting agreement with Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 and ended on July 31, 2021. We paid Zenna Consulting Group $0 fees in the three months ended March 31, 2022 and 2021, respectively. Mr. Zenna is a member of our Board of Directors. On March 1, 2022, we granted a Warrant to Mr. Zenna to purchase up to 500,000 shares of our Common Stock at $0.025 per share, on a cashless exercise basis, at any time beginning September 1, 2022 and ending September 1, 2026. We estimate the value the Warrant to be approximately $9,000, based on the $0.018 price per share of our Common Stock on March 1, 2022.

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Philip Falcone, for a period of one year ending December 31, 2022, under which we provide monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, our subsidiary, Sovryn Holdings Inc., entered into consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the three months ended March 31, 2022 and 2021, we paid GreenRock LLC $40,000 and $0 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and is our Chief Executive Officer. We paid GreenRock LLC a $233,140 bonus for the three months ended March 31, 2022.

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

Series C Preferred Stock

There are 10,000 designated and authorized Series C Preferred Stock. Holders of Series C Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. As of March 31, 2022 and December 31, 2021, no shares of Series C Preferred Stock are outstanding.

Form 10-Q - Q1	Madison Technologies Inc.	Page 22

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

On February 16, 2021, we settled $1,028,000 in note payables, convertible notes payable and accrued interest for 230,000 shares of our Series D Preferred Stock, of which 75,000 shares of Series D Preferred Stock were converted into 75,000,000 shares of our Common Stock and 155,000 Series D Preferred shares remain unconverted and outstanding as of March 31, 2022 and December 31, 2021.

Series E Preferred Stock

On February 16, 2021, we issued 1,000 shares of Series E Preferred Stock to acquire Sovryn that we valued at $4,225,062 based on value of 100% of our Common Stock at the time.

On September 16, 2021, the holders of our Series E Preferred Stock entered into an Exchange Agreement with us whereby on October 11, 2021, the 1,000 Series E Preferred shares were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $4,225,062 value as was assigned to the 1,000 shares of Series E Preferred Stock. As of March 31, 2022 and December 31, 2021, no shares of Series E Preferred Stock are outstanding.

Series E-1 Preferred Stock

There are 1,152,500 designated and authorized Series E-1 Preferred Stock that we issued on October 11, 2021 in exchange for our Series E Preferred Stock. At March 31, 2022 and December 31, 2021, 1,152,500 Preferred Series E-1 shares remain outstanding. Each share of Series E-1 Preferred Stock may be converted to 1,000 common shares.

Series F Preferred Stock

There are 1,000 designated and authorized Series F Preferred Stock. On February 17, 2021, we issued the Investors 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of Common Stock, which we valued at $864,000, based on the underlying value of shares our Common Stock that were $0.0045 per share at the time. On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of March 31, 2022 and December 31, 2021, no shares of Series F Preferred Stock are outstanding.

Series G Preferred Stock

We received $4,600,000 in subscriptions for 4,600 of Series G Preferred Shares that we valued at $1,000 per share based on the cash price. On November 2, 2021, all of the 4,600 authorized and issued shares of Series G Preferred Stock were converted into 255,555,556 shares of our Common Stock. At March 31, 2022 and December 31, 2021, no shares of Series G Preferred Stock are outstanding.

Series H Preferred Stock

On November 11, 2021, pursuant to an Exchange Agreement that we entered into with the Investors, 39,895,000 of our Common shares held by the Investors were exchanged for 39,895 shares of our Series H Preferred Stock and we cancelled the 39,895,000 Common shares. Each share of Series H Preferred Stock may be converted to 1,000 common shares, subject to a maximum ownership limit of 9.99%. We valued the 39,895,000 Common shares and 39,895 Series H Preferred shares at $3,989,500. At March 31, 2022 and December 31, 2021, 39,895 shares of Series H Preferred Stock remain outstanding.

Form 10-Q - Q1	Madison Technologies Inc.	Page 23

Note 16 Shareholders’ Equity

Preferred Stock

As of March 31, 2022 and December 31, 2021, we are authorized to issue 50,000,000 shares of $0.001 par value Preferred Stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors of which 48,617,400 remain available for designation and issuance.

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

At March 31, 2022 and December 31, 2021, there were 100 Series B Preferred shares outstanding, respectively.

Common Stock

In August 14, 2021, our shareholders approved an increase in authorized Common Stock to 6,000,000,000 from 1,000,000,000, which became effective the same day. As of March 31, 2022 and December 31, 2021 there were 1,599,095,027, and 1,599,095,027, shares outstanding, respectively.

Our Board of Directors and majority stockholder approved the decision to not move forward with a reverse stock split ratio of 25 to 1 share, and approved a reverse stock split ratio from 10 to 1 share, which is currently subject to regulatory approval.

Warrants

On February 17, 2021, we issued 192,073,017 Warrants to Arena Investors that are exercisable for a five-year period from the date of issuance and, based on an amendment made on September 24, 2021, the Warrants may be converted into our Common Stock at $0.02 per share, subject to a maximum ownership limit of 9.99%. The exercise price is subject to adjustment due to stock dividends, stock splits and recapitalizations and other events. We valued the Warrants at $864,000 based on a value of $0.0045 per share for our Common Stock at the time.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 24

For the three months ended March 31, 2022, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2022	192,573,017	$0.020	4.13	$482,666	$3,465,573
					-
Issued	11,100,000	$0.039	2.90	71,935	$199,800
Exercised	-	-	-	-	-
Expired	-	-	-	—	-
Outstanding and exercisable at March 31, 2022	203,673,016	$0.021	4.06	$446,578	$3,664,329

Note 17 Discontinued Operations

On February 16, 2021, we cancelled all the Series A Preferred Stock shares and offered their holder’s option agreements to purchase up to 300,000 shares of CZJ License, Inc., our wholly owned subsidiary at the time, at an option price of $10 per share. The option agreements are exercisable for a period of one year from the date of issuance and were not exercised.

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

Assets
Prepaid Expenses	$-	$37,218
Website	-	10,000
Intangible Assets - License	-	423,410
	-	470,628
Liabilities
Accounts Payable & Accrued	-	33,500
	-	33,500
Expenses
Amortization	74,760	64,687
Selling, general and administrative	190,857	152,939
Professional fees	213,500	172,750
		-
	$479,117	$390,376

Form 10-Q - Q1	Madison Technologies Inc.	Page 25

Note 18 Commitments

On September 28, 2020, we entered into a one-year renewable employment agreement with Mr. Canouse, our Chief Executive Officer at the time. In the three months ended March 31, 2022 and 2021, Mr. Canouse received $24,487 and $0, respectively. Mr. Canouse resigned on July 1, 2022.

On February 17, 2021, we sold the Investors $16,500,000 of Notes and we entered into a Security Agreement and a Guaranty Agreement with the Investors that secure the Notes with liens on all of our tangible and intangible assets. We have not yet made the $0.4 million interest payments on the Notes held by Arena Partners LC that were due on April 1, 2022 and July 1, 2022, and as a result, under the Note terms, the interest rate is 20.0% per annum. We are currently in discussions with the Investors on a plan of forbearance; however, there is no assurance that we will be successful in completion of a plan, which may disrupt our operations and result in a restructuring of obligations.

On October 20, 2021, we entered into a Stock Acquisition Agreement with Top Dog Productions Inc., Jay Blumefield and Anthony Marsh whereby we will acquire all of the shares of Top Dog Productions Inc., and in exchange, we will pay the purchase price of $10,000,000 in shares of our Common Stock. The number of shares of Common Stock to be issued will be subject to a “collar”, with a minimum number of 16,666,667 shares in the event that the closing bid and ask price before the Closing for our is $0.60 or greater, and a maximum number of 25,000,000 shares in the event that the closing bid and ask price before the Closing for our stock is $0.40 or less, with ratable adjustments for a Closing Price between $0.40 and $0.60. The Closing is subject to receipt of audited and other financial statements of Top Dog Productions, other deliverables, and terms and conditions. This agreement is also subject to standard termination provisions including if the Closing had not occurred within 60 days of the execution of the Agreement. As of March 31, 2022, the agreement has not closed.

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

In February 2022, we entered into a consulting agreement to establish, launch, manage, operate and produce a 24/7 broadcast network devoted to cryptocurrency, NFT, Web3 and blockchain technology. In consideration for the wide range and scope of work, we agreed to pay the consultant a fee in the aggregate of $600,000, of which $450,000 has been paid and $150,000 is payable upon the launch of the network.

In February 2022, we entered into a consulting agreement with a third party to provide corporate marketing strategy, creation and development of content for distribution, market development, communications, products and growth. The agreement ends the earlier of June 30, 2022 or when an executed Employment Agreement is signed with us. Upon execution of the consulting agreement, we paid the consultant $100,000 and we are obligated to pay a service fee $30,000 per month for March through June. As part of the arrangement, we granted the consultant a Warrant to acquire up to 160,000,000 shares of our Common Stock at an exercise price of $0.025 per share that is contingent upon our entering into an Employment Agreement or extending the consulting agreement, which did not occur. As of the date of this report, we paid $160,000.

In March 2022, we entered into a six-month service agreement for press releases, campaigns and social media advertisings. The service fee is $30,000 per month plus expenses. The agreement may not be terminated during the initial six months and we must provide no less than 30-day prior written notice to the termination.

Form 10-Q - Q1	Madison Technologies Inc.	Page 26

Note 19 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	March 31, 2022	March 31, 2021
Net loss for the three-month period	$(2,536,688)	$(856,777)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(532,704)	$(179,923)
Effect of change in tax rates	-	-
Permanent differences	-	-
Valuation allowance	532,704	179,923
Income tax expense and income tax liability	$-	$-

As of March 31, 2022 and December 31, 2021 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	March 31, 2022	December 31, 2021
Tax loss carried forward	$-	$-

Deferred tax assets	$3,527,846	$2,995,142
Valuation allowance	(3,527,846)	(2,995,142)
Deferred taxes recognized	$-	$-

Tax losses of approximately $14 million will expire in 2040

Note 20 Subsequent Events

In April 2022, we sold unsecured convertible subordinate notes totaling $275,000 that accrue interest at 6% per annum and mature on December 31, 2022. The loans may be converted into shares of our Common Stock at $0.021 per share, subject to a beneficial ownership limitation of 4.99%. In connection with one of the notes sold, we issued the noteholder a Warrant to purchase up to 2,500,000 shares of our Common Stock at $0.025 per share starting September 15, 2022 and ending April 15, 2024.

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

On June 10, 2022, we entered into an agreement with a third party pursuant to which we received $125,000 in cash that we repay daily at $1,837 per diem until we have paid $183,750 in total. As of June 30, 2022, we owe $163,538.

Form 10-Q - Q1	Madison Technologies Inc.	Page 27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2022, should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2021.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about DLT Resolutions’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on August 26, 2022, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 28

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

Three months ended March 31, 2022 and 2021

Revenues

Net Revenues increased to $474,999 for the three months ended March 31, 2022 from $0 for the three months ended March 31, 2021. The increase resulted from the acquisitions of television stations in 2021 and the $474,999 revenues generated by the lease agreements held by those stations. We anticipate 2022 Net Revenues will increase compared to 2021 Net Revenues as a result a full year of operating the television stations acquired during 2021 and the launch of BLOCKCHAIN.TV in 2022.

Amortization

Amortization increased to $80,494 for the three months ended March 31, 2022 from $35,284 for the three months ended March 31, 2021. The increase resulted from the Sovryn acquisitions in 2021 of television stations that have amortizable tangible and intangible assets.

Selling, general and administrative fees

Selling, general and administrative fees increased to $181,994 for the three months ended March 31, 2022 from $82,179 for the three months ended March 31, 2021. The increase was primarily the result of selling and overhead expenses for our television stations that we started operating in 2021 following their acquisitions.

Television operations

Television operation expenses are $87,632 and $0 for the three months ended March 31, 2022 and 2021. The expenses are direct costs of operating the television stations we acquired in 2021.

Professional Fees

Professional Fees increased to $1,098,279 for the three months ended March 31, 2022 from $340,531 for the three months ended March 31, 2021. The increase was primarily the result of an increase in the legal and accounting expense associated with the acquisitions of television stations, the financing associated with those acquisitions, management fees, and, the expense associated with regulatory filings for the SEC, including the Form S1 Registration.

Form 10-Q - Q1	Madison Technologies Inc.	Page 29

Loss on asset disposals

Our loss on asset disposals was $52,668 and $0 for the three months ended March 31, 2022 and 2021. Our initial objective was to create one the largest, most comprehensive, state of the art OTA content distribution platforms to capitalize on the changing media and distribution landscape and on the growing OTA viewership in the U.S. We are exploring more capital efficient and technology centric alternatives to its planned station acquisition distribution platform. While there is no guarantee that it will be successful with this alternative approach, we have determined that it will postpone further capital expenditures on acquisitions and as a result, the planned acquisitions have been terminated and future acquisition plans have been put on hold while we evaluate this alternative approach. As a result, we recognized a $52,668 of loss from disposition of OTA assets.

Interest Expense

Interest expense increased to $1,520,001 for the three months ended March 31, 2022 from $359,948 for the three months ended March 31, 2021. The $1,160,053 increase resulted from the financings associated with the acquisition of television stations and development of BLOCKCHAIN.TV.

Discontinued Operations

Our loss from discontinued operations was $0 and $38,835 for the three months ended March 31, 2022 and 2021, respectively. On November 15, 2021, we sold our subsidiary, CZJ License Inc. and designated its operations as discontinued. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

Net Loss

Net Loss increased to $2,536,688 for the three months ended March 31, 2022 from $856,777 for the three months ended March 31, 2021. The increase was primarily the result of $1,520,001 of interest expense for debt instruments we issued in 2021 and 2022. Net Loss on a basic and diluted basis of $0.002 per share for the three months ended March 31, 2022, based on 1,599,095,027 weighted average shares outstanding, as compared to a Net Loss of $0.037 per share for the three months ended March 31, 2021, based on 23,472,567 weighted average shares outstanding. The increase in weighted average shares outstanding relates primarily to issuances of 192,073,017 shares to the Investors on October 11, 2021 in connection with the $16,500,000 Notes we sold, the 1,091,388,889 shares we issued on October 11, 2021 to Preferred Series E-1 holders in pursuant to an Exchange Agreement and the 255,555,556 shares we issued on November 2, 2021 in exchange for 4,600 shares of our Series G Preferred Stock.

Form 10-Q - Q1	Madison Technologies Inc.	Page 30

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2022, we had $206,399 in cash and a $6,405,680 working capital deficit, compared to cash of $55,656 and working capital deficit of $4,373,271 as at December 31, 2021.

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

We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of March 31, 2022, our principal source of liquidity was our cash, which totaled $206,399. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations, to make acquisitions and to pay interest on our Notes. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out the business plan and for interest payments.

Net Cash Used in Operating Activities

We used cash of $562,799 in operating activities during three months ended March 31, 2022 compared to cash used of $1,136,599 in operating activities during the previous year’s three-month period. The increase was primarily the result of increase in expenses associated with the build out and roll out of our business plan.

Net Cash Used in Investing Activities

We used cash of $96,458 in investing activities during the three months ended March 31, 2022 compared to cash used of $0 in investing activities during the previous year’s three-month period. The increase was the result of enhancements to our website and funds advanced to Top Dog Productions Inc. associated with our agreement to acquire them.

Net Cash Provided (Used in) by Financing Activities

Net cash flows provided by financing activities of $810,000 for the three months ended March 31, 2022 were from the proceeds of subordinated notes payable and Warrants that we sold to investors, compared to $15,540,000 of cash provided by financing activities during the previous fiscal year that we generated from the Arena financing in February 2021.

Form 10-Q - Q1	Madison Technologies Inc.	Page 31

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

Future Financings

Management anticipates continuing to rely on equity sales of our Common Stock in order to continue to fund our business operations. Issuances of additional Common Stock will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our Common Stock or arrange for debt or other financing to fund our planned activities.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at March 31, 2022.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 32

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2021 and the preparation of our 2021 quarterly financial statements.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of March 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Form 10-Q - Q1	Madison Technologies Inc.	Page 33

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

Our independent auditors have not issued an attestation report on management’s assessment of our internal control over financial reporting. As a result, this quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our President and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Form 10-Q - Q1	Madison Technologies Inc.	Page 34

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Madison is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter of the fiscal year covered by this report, (i) Madison did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Madison did not sell any unregistered equity securities, except as follows:

On March 1, 2022, we granted a Warrant to Mr. Zenna, our Director, to purchase up to 500,000 shares of our Common Stock at $0.025 per share.

In 2022, we sold a total of $1,370,000 of notes payable, some of which are convertible into our Common Stock at fixed prices, and we issued certain noteholders, Warrants to purchase an aggregate of 17,350,000 shares of our Common Stock, on a cashless exercise basis, at prices ranging from $0.02 to $0.10 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not yet made the $453,750 million interest payments on the senior secured Notes held by Arena Partners LP that were due on April 1, 2022 and July 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

Form 10-Q - Q1	Madison Technologies Inc.	Page 35

ITEM 6. EXHIBITS

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.3	Certificate of Amendment dated March 9, 2015, filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Form 10-Q - Q1	Madison Technologies Inc.	Page 36

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: September 27, 2022	By:	/s/ Philip Falcone
	Name:	Philip Falcone
	Title:	President
(Principal Executive Officer)