Form 10-Q
period 2022-06-30
Madison Technologies Inc.
filed 2022-09-28
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2022

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

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 27, 2022
Common Stock - $0.001 par value	1,599,095,027

Form 10-Q – Q2	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

JUNE 30, 2022 and 2021

(unaudited)

Form 10-Q – Q2	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q – Q2	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

condensed consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$22,543	$55,656
Accounts receivables, net	131,285	167,800
Note receivables	804,876	749,603
Due from related party	-	709,259
	958,876	1,682,318
Intangible assets, net	12,223,317	12,196,646
Equipment, net	1,396,682	1,486,347
Investments	101	101
Operating lease right-of-use assets, net	1,347,426	1,400,980

Total Assets	$15,926,230	$16,766,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,142,949	$791,802
Derivative liability	4,159,329	3,464,529
Current portion of lease liabilities	-	3,767
Promissory notes	896,335	491,741
Convertible notes payable	1,601,196	850,000
Interest payable on senior secured notes	1,650,000	453,750
	9,449,809	6,055,589
Long term portion of lease liability obligations	1,467,482	1,464,728
Long term convertible notes, net of discount	13,752,413	12,919,392

Total liabilities	24,669,704	20,439,709

Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, 0 issued and outstanding, June 30, 022 and December 31, 2021, respectively;	-	-
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 and 0 shares issued and outstanding, June 30, 2022 and December 31, 2021, respectively; 75,000 converted	155	155
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 0 issued and outstanding, June 30, 2022 and December 31, 2021, respectively; 1,000 shares exchanged to Series E-1	-	-
Preferred Shares - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 and 0 shares issued and outstanding, June 30, 2022 and December 31, 2021, respectively;	1,153	1,153
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 issued and outstanding, June 30, 2022 and December 31, 2021, respectively; 1,000 shares converted	-	-
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 issued and outstanding, June 30, 2022 and December 31, 2021, respectively; 4,600 shares converted	-	-
Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, issued and outstanding, June 30, 2022 and December 31, 2021, respectively;	40	40

STOCKHOLDERS’ DEFICIT
Capital Stock:
Preferred Shares – 50,000,000 shares authorized, $0.001 par value Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, 0 shares issued and outstanding, June 30, 2022 and December 31, 2021, respectively;	-	-
Preferred Shares - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, June 30, 2022 and December 31, 2021, respectively	-	-
Common Shares - $0.001 par value; 6,000,000,000 shares authorized 1,599,095,027 shares issued and outstanding, June 30, 2022 and December 31, 2021, respectively	1,599,095	1,599,095
Additional paid in capital	10,473,261	10,473,261
Accumulated deficit	(20,817,179)	(15,747,021)
Total stockholders’ deficit	(8,744,822)	(3,674,665)
Total liabilities and stockholders’ deficit	$15,926,230	$16,766,392

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$471,266	$296,025	$946,265	$296,025

Operating Expenses
Selling, general and administrative	330,819	541,842	480,845	624,021
Television operations	84,051	19,370	171,683	19,370
Amortization of intangible assets	80,494	179,789	161,488	215,073
Professional fees	1,299,415	658,765	2,140,748	1,004,296
Loss on asset disposals	-	-	52,668	-
Total operating expenses	1,795,279	1,399,766	3,007,432	1,862,760

Loss before other expense	(1,324,013)	(1,103,741)	(2,061,167)	(1,566,735)

Other income (expense)
Interest income	9,729	-	19,047	-
Interest expense	(1,689,180)	(556,872)	(3,028,038)	(916,820)
	(1,679,451)	(556,872)	(3,008,991)	(916,820)

Loss from continuing operations	3,003,464	(1,660,613)	(5,070,158)	(2,483,555)

Loss from discontinued operations	-	(39,210)	-	(73,045)

Net loss and comprehensive loss	$(3,003,464)	$(1,699,823)	$(5,070,158)	$(2,556,600)

Net loss per share-Basic and diluted	$(0.002)	$(0.072)	$(0.003)	$(0.106)

Average number of shares of common stock outstanding	1,599,095,027	23,748,881	1,599,095,027	24,168,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of stockholders’ DEFICIT

(Unaudited)

				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2021	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(15,747,021)	$(3,674,665)
Net loss for the period	-	-	-	-	(5,070,158)	(5,070,158)

Balance, June 30, 2022	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(20,817,179)	$(8,744,822)

				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2020	23,472,565	$23,472	$-	$1,302,977	$(1,484,442)	$(157,900)
Common issued for Series B Preferred transfer	1,500,000	1,500	-	(1,500)	-	-
Conversion of debt to Series D Preferred	-	-	-	667,984	-	667,984
Series E Preferred issued for assets	-	-	-	4,225,061	-	4,225,061
Series G Preferred issued for subscriptions sold	-	-	-	4,173,000	-	4,173,000
Equity portion on convertible debt issued	-	-	-	30,000	-	30,000
Net loss for the period	-	-	-	-	(2,556,600)	(2,556,600)

Balance, June 30, 2021	24,972,565	$24,972	$-	$10,397,615	$(4,041,042)	$(6,381,545)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of cash flows

(unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Cash Flows from operating activities:
Net loss for the period	$(5,070,158)	$(2,556,600)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized interest	1,382,726	253,275
Amortization	161,488	234,443
Fair value of Warrant issued for services	9,000	-
Foreign exchange on notes payable	-	(179)
Changes in assets and liabilities:
Accounts payable and accruals	1,547,397	1,010,741
Payment of lease liability	(111,127)	(26,376)
Accounts receivable	36,515	(80,666)
Due from related party	709,259	(85,388)
Prepaid expenses	3,602	22,065

Net cash used in operating activities	(1,331,300)	(1,228,684)

Cash Flows from investing activities:
Purchases of equipment, intangible assets and goodwill	(44,941)	(12,343,010)
Funds advanced for note receivable	(58,874)	-
Net cash used in investing activities	(103,815)	(12,343,010)

Cash Flows from financing activities:
Proceeds from convertible notes sold	$1,402,000	$15,030,000
Shares subscribed but not issued	-	4,173,000
Net cash provided by financing activities	1,402,000	19,203,000

Net increase (decrease) in cash	33,113	5,631,306

Cash, beginning of period	55,656	9,491

Cash, end of period	$22,543	$5,640,797

SUPPLEMENTAL DISCLOSURE

Interest paid	$529,786	$216,792
Taxes paid	$-	$-

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Form 10-Q – Q2	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 9

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

Interim Reporting

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2021 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2021 annual financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

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

We recognize revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Form 10-Q – Q2	Madison Technologies Inc.	Page 10

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

Accounts receivables

Trade accounts receivable are stated at the amount we expect to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2022, our allowance for doubtful accounts receivable was $31,500.

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 11

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 12

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

Loss per share

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of June 30, 2022, no options were outstanding and 218,673,016 warrants were outstanding and exercisable. Additionally, as of June 30, 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $19,874,163 and was convertible into 974,980,166 shares of Common Stock. We issued shares of Preferred Stock that may be converted into our Common Stock. Of the outstanding shares of Preferred Stock as of June 30, 2022, Series D Preferred Stock was convertible into 155,000,000 Common shares, Series E-1 Preferred Stock was convertible into 1,152,500,000 Common shares and Series H Preferred Stock was convertible into 39,895,000 Common shares. The total potentially dilutive shares calculated are 2,546,500,563. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of June 30, 2022, and 2021, potentially dilutive securities consisted of the following:

	June 30, 2022	June 30, 2021
Warrants	218,673,016	192,073,017
Convertible Preferred Stock	1,346,895,000	230,000,000
Convertible debt	974,980,166	835,839,600
Total	2,546,500,563	1,257,912,617

Form 10-Q – Q2	Madison Technologies Inc.	Page 13

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 14

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

Note 4 Notes Receivable

	June 30, 2022	December 31, 2021
Secured note – Top Dog Productions Inc.	$527,624	$468,750
Convertible note – ZA Group	250,000	250,000
Prepaid expenses	6,664	24,042
Accrued interest	20,588	6,811
	$804,876	$749,603

On September 9, 2021, we entered into a secured promissory note with Top Dog Productions Inc. We agreed to lend an aggregate principal sum of up to $2,000,000 that accrues at a rate of 5% per annum. The note receivable and all accrued interest is due on September 9, 2022. The principal and interest amount of the note may be prepaid in whole or in part at any time, without penalty nor premium. Accrued interest is $12,762 at June 30, 2022.

On November 15, 2021, we entered into a $250,000 convertible promissory note with ZA Group Inc. for the sale of its wholly owned subsidiary, CZJ License Inc. The note accrues at a rate of 5% per annum. The principal and accrued interest of the note receivable will be due and payable on November 5, 2023. At any time after 180 days following the date of the note receivable, we may convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of ZA Group Inc. at a fixed conversion price of $0.005 per share. Accrued interest is $7,826 at June 30, 2022.

Form 10-Q – Q2	Madison Technologies Inc.	Page 15

Note 5 - Intangible Assets

Our Federal Communication Commission Licenses (“FCC”) and domain name are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. The Market Advantage intangible asset is being amortized on a straight-line basis over 94 months from the acquisition date. Amortization expense for the three months ended June 30, 2022 was $6,260 and $0, respectively and $1,878 and $3,756 for the six months ended June 30, 2022.

	June 30, 2022
	Cost	Amortization	Net
Domain Name	$172,427	$-	$172,427
Market Advantage	58,843	8,138	50,705
FCC Licenses	10,159,063	-	10,159,063

	$10,390,333	$8,138	$10,382,195

Future amortization expense of the intangible assets is as follows:

For the Twelve Months Ending June 30,
2022	$7,512
2023	7,512
2024	7,512
2025	7,512
2026	7,512
Thereafter	13,145
Total	$50,705

Note 6 Goodwill

As of March 31, 2022, we carry goodwill for the following television station asset purchases made in 2021:

KNLA - KNET acquisition	$977,059
KVVV acquisition	613,097
KYMU acquisition	225,966

Total	$1,816,122

Note 7 Equipment

	Useful Life	Cost	Accumulated Depreciation	Net
Transmitter	10 years	$854,059	$(94,069)	$759,990
Antenna	10 years	283,029	(30,860)	252,169
Tech Equipment	5 years	446,155	(84,153)	362,003
Office Equipment	5 years	7,389	(1,601)	5,788
Microwave	5 years	22,065	(5,332)	16,733

		$1,612,697	$(206,015)	$1,396,682

Depreciation expense was $52,339 and $10,829 for the three months ended June 30, 2022 and 2021, respectively, and $104,178 and $10,829 for the six months ended June 30, 2022 and 2021, respectively.

Form 10-Q – Q2	Madison Technologies Inc.	Page 16

Note 8 Right of Use Assets

We have six operating leases ranging from a period of 80 months to a period of 332 months. The annual interest rate used was 15%. As at June 30, 2022, the remaining right of use assets are as follows:

	Term		Accumulated
	(in months)	Amount	Amortization	Net
Tower Lease 1	168.5	$547,663	$45,508	$502,155
Tower lease - 2	88	244,079	33,755	210,324
Tower lease - 3	329	233,043	6,261	226,782
Generator lease	168.5	109,507	9,099	100,408
Studio lease - 1	214.5	280,084	16,513	263,571
Studio lease - 2	77	49,561	5,374	44,187

		$1,463,937	$116,511	$1,347,426

The remaining lease liability at June 30, 2022 was $1,467,482. The current portion of the lease liability was $0 and the non-current portion of the lease liability was $1,467,482.

2022	$144,801
2023	231,120
2024	239,780
2025	253,163
2026	261,433
Remaining	3,219,115
Lease obligations, net	4,349,412
Amount representing interest	2,881,930
1,467,482
Less current portion	-
Non-current lease obligation	$1,467,482

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31 are summarized below:

	June 30, 2022	December 31. 2021
Accounts payable	$923,935	$659,219
Customer deposits	64,563	78,812
Accrued expenses	46,184	38,238
Accrued interest	108,267	15,533

Total	$1,142,949	$791,802

On June 10, 2022, we entered into an agreement with a third party pursuant to which we received $125,000 in cash that we repay daily at $1,837 per diem until we have paid $183,750 in total. As of June 30, 2022, included in accounts payable is the $163,538 remaining balance owed and included in accrued expenses is $52,288 financing fee that is being amortized over the term of the agreement.

Form 10-Q – Q2	Madison Technologies Inc.	Page 17

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 18

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

The following table shows the estimated fair values of the Seattle Station’s assets acquired and liabilities assumed at the September 24, 2021 purchase date:

ASSETS ACQUIRED
Transmitter equipment	$169,974
Technical equipment	91,274
Antenna systems	42,256
Microwave equipment	-
Total tangible assets acquired	303,954
Total liabilities assumed	-
NET TANGIBLE ASSETS ACQUIRED	$303,954
Goodwill
INTANGIBLE ASSETS ACQUIRED
FCC licenses	1,335,000
Goodwill	225,966
INTANGIBLE ASSETS ACQUIRED	1,560,966

NET ASSETS ACQUIRED	$1,864,920

Form 10-Q – Q2	Madison Technologies Inc.	Page 19

Note 12 Note Payable

On December 28, 2021, we sold a $500,000 promissory note that bears interest at 12% per annum and matures on April 5, 2022, as amended. In connection with the note sale, we issued 500,000 Warrants that expire on December 31, 2023 and may be converted in shares of our Common Stock starting June 26, 2022 at a price of $0.025 per share. We estimate the value the Warrant to be approximately $9,000, based on a value of $0.018 per share of our Common Stock as of December 28, 2021.The promissory note is subordinate to the Notes we issued to the Investors. As of June 30, 2022, $500,000 in note principal is outstanding.

On January 14, 2022, we sold an unsecured $150,000 note payable with $15,000 in fees payable upon the April 5, 2022 maturity that we treated as deferred financing fees and amortize over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of June 30, 2022, $120,000 in note principal is outstanding.

On January 14, 2022, we sold an unsecured $150,000 note payable with $15,000 in fees payable upon the April 5, 2022 maturity that we treated as deferred financing fees and amortized over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of June 30, 2022, $135,000 in note principal is outstanding.

On April 27, 2022, we sold a $125,000 unsecured note payable that has a $12,500 original issue discount and matures on December 31, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase a total of 2,500,000 shares of our Common Stock at $0.025 per share, on a cashless exercise basis, that is exercisable starting September 15, 2022 and until April 15, 2024. We estimate the total value of the Warrants to be $45,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2022, $125,000 in note principal is outstanding.

Note 13 Convertible Notes Payable

Our convertible notes payable are as follows as of:

		June 30, 2022	December 31, 2021

Senior Secured	[a]	$16,500,000	$16,500,000

Series 1	[b]	1,050,000	850,000

Series 2	[c]	250,000	-

Series 3	[d]	275,000	-

Series 4	[e]	220,000	-

Series 5	[f]	192,500	-

		18,487,500	17,350,000

Less current portion		1,987,500	850,000

Long term portion		$16,500,000	$16,500,000

[a]	On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which it issued two convertible notes having an aggregate principal amount of $16,500,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors Warrants to purchase an aggregate of 192,073,017 shares of our Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of our Common Stock (the “Series F Preferred Stock”). The Warrants and Series F Preferred Stock were each valued at $864,000 based on a $0.0045 price per share of our Common Stock and treated as a debt discount this is amortized over the term of the Notes.

Form 10-Q – Q2	Madison Technologies Inc.	Page 20

The Notes have a term of thirty-six months and mature on February 17, 2024, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in registered shares of our Common Stock in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume-weighted average price of our Common Stock for the five (5) days immediately preceding the date of conversion. At June 30, 2022 and December 31, 2021 accrued and unpaid interest was $1,650,000 and $453,750, respectively. We have not yet made the $453,750 million interest payments on the Notes held by Arena Partners LP that were due on April 1, 2022 and July 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance.

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

[b]

Series 1:

We sold a total of $1,050,000 in subordinated convertible note that bear interest at 6% per annum, mature on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share.

Form 10-Q – Q2	Madison Technologies Inc.	Page 21

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

On February 17, 2022, we sold a $50,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 1,250,000 shares of our Common Stock, on a cashless exercise basis, at $0.021 per share at any time starting July 1, 2022, and ending July 1, 2024. We estimate the value of the Warrant to be $22,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount that we amortized over the term of the note. In April 2022, we repaid the note.

[d]

Series 3:

On February 15, 2022, we sold two $137,500 unsecured convertible notes payable bearing an 11.25% interest rate per annum that mature on February 23, 2023 and have a $15,000 original issue discount. In connection with the note sales, we issued the noteholders Warrants to purchase a total of 2,500,000 shares of our Common Stock at $0.10 per share, on a cashless exercise basis, that are exercisable at any time until February 11, 2027. We estimate the total value of the Warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the terms of the notes along with the deferred financing fees. The notes’ principal and interest may be converted into our Common Stock at $0.02 per share.

[e]

Series 4:

On May 5, 2022, we sold a shareholder a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matures on May 5, 2023. The loan may be converted into shares of our Common Stock at $0.02 per share. In connection with the note sale, we issued the noteholder a Warrant to purchase 5,000,000 shares of our Common Stock at $0.02 per share.

On June 24, 2022, we sold a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matures on May 5, 2023. The loan may be converted into shares of our Common Stock at $0.02 per share. In connection with the note sale, we issued the noteholder a Warrant to purchase 5,000,000 shares of our Common Stock at $0.02 per share.

[f]

Series 5:

On May 5, 2022, we sold an $82,500 note payable that has a $7,500 original issue discount and matures on May 5, 2023 and bears interest at 12% per annum. In connection with the note sale, we issued the noteholder a Warrant to purchase a total of 3,750,000 shares of our Common Stock at $0.02 per share, on a cashless exercise basis, that is exercisable upon issuance and up through May 5, 2029. We estimate the total value of the Warrants to be $67,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2022, $82,500 in note principal is outstanding.

On May 5, 2022, we sold an $110,000 note payable that has a $10,000 original issue discount and matures on May 5, 2023 and bears interest at 12% per annum. In connection with the note sale, we issued the noteholder a Warrant to purchase a total of 5,000,000 shares of our Common Stock at $0.02 per share, on a cashless exercise basis, that is exercisable upon issuance and up through May 5, 2029. We estimate the total value of the Warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2022, $110,000 in note principal is outstanding.

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 22

Note 14 Related Party

We entered into a consulting agreement with Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 and ended on July 31, 2021. We paid Zenna Consulting Group $0 fees in the three months ended March 31, 2022 and 2021, respectively. Mr. Zenna is a member of our Board of Directors. On March 1, 2022, we granted a Warrant to Mr. Zenna to purchase up to 500,000 shares of our Common Stock at $0.025 per share, on a cashless exercise basis, at any time beginning September 1, 2022 and ending September 1, 2026. We estimate the value the Warrant to be approximately $9,000, based on the $0.018 market price per share of our Common Stock on March 1, 2022.

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Philip Falcone, for a period of one year ending December 31, 2022, under which we provide monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, our subsidiary, Sovryn Holdings Inc., entered into consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the three months ended March 31, 2022 and 2021, we paid GreenRock LLC $40,000 and $0 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and is our Chief Executive Officer. We paid GreenRock LLC bonuses of $255,794 and 488,934 for the three and six months ended June 30, 2022.

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 23

Series C Preferred Stock

There are 10,000 designated and authorized Series C Preferred Stock. Holders of Series C Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. As of June 30, 2022 and December 31, 2021, no shares of Series C Preferred Stock are outstanding.

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

On February 16, 2021, we settled $1,028,000 in note payables, convertible notes payable and accrued interest for 230,000 shares of our Series D Preferred Stock, of which 75,000 shares of Series D Preferred Stock were converted into 75,000,000 shares of our Common Stock and 155,000 Series D Preferred shares remain unconverted and outstanding as of June 30, 2022 and December 31, 2021.

Series E Preferred Stock

On February 16, 2021, we issued 1,000 shares of Series E Preferred Stock to acquire Sovryn that we valued at $4,225,062 based on value of 100% of our Common Stock at the time.

On September 16, 2021, the holders of our Series E Preferred Stock entered into an Exchange Agreement with us whereby on October 11, 2021, the 1,000 Series E Preferred shares were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $4,225,062 value as was assigned to the 1,000 shares of Series E Preferred Stock. As of June 30, 2022 and December 31, 2021, no shares of Series E Preferred Stock are outstanding.

Series E-1 Preferred Stock

There are 1,152,500 designated and authorized Series E-1 Preferred Stock that we issued on October 11, 2021 in exchange for our Series E Preferred Stock. At June 30, 2022 and December 31, 2021, 1,152,500 Preferred Series E-1 shares remain outstanding. Each share of Series E-1 Preferred Stock may be converted to 1,000 common shares.

Series F Preferred Stock

There are 1,000 designated and authorized Series F Preferred Stock. On February 17, 2021, we issued the Investors 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of Common Stock, which we valued at $864,000, based on the underlying value of shares our Common Stock that were $0.0045 per share at the time. On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of June 30, 2022 and December 31, 2021, no shares of Series F Preferred Stock are outstanding.

Series G Preferred Stock

We received $4,600,000 in subscriptions for 4,600 of Series G Preferred Shares that we valued at $1,000 per share based on the cash price. On November 2, 2021, all of the 4,600 authorized and issued shares of Series G Preferred Stock were converted into 255,555,556 shares of our Common Stock. At June 30, 2022 and December 31, 2021, no shares of Series G Preferred Stock are outstanding.

Form 10-Q – Q2	Madison Technologies Inc.	Page 24

Series H Preferred Stock

On November 11, 2021, pursuant to an Exchange Agreement that we entered into with the Investors, 39,895,000 of our Common shares held by the Investors were exchanged for 39,895 shares of our Series H Preferred Stock and we cancelled the 39,895,000 Common shares. Each share of Series H Preferred Stock may be converted to 1,000 common shares, subject to a maximum ownership limit of 9.99%. We valued the 39,895,000 Common shares and 39,895 Series H Preferred shares at $3,989,500. At June 30, 2022 and December 31, 2021, 39,895 shares of Series H Preferred Stock remain outstanding.

Note 16 Shareholders’ Equity

Preferred Stock

As of June 30, 2022 and December 31, 2021, we are authorized to issue 50,000,000 shares of $0.001 par value Preferred Stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors of which 48,617,400 remain available for designation and issuance.

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

At June 30, 2022 and December 31, 2021, there were 100 Series B Preferred shares outstanding, respectively.

Common Stock

In August 14, 2021, our shareholders approved an increase in authorized Common Stock to 6,000,000,000 from 1,000,000,000, which became effective the same day. As of June 30, 2022 and December 31, 2021 there were 1,599,095,027, and 1,599,095,027, shares outstanding, respectively.

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 25

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

For the six months ended June 30, 2022, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2022	192,573,017	$0.020	4.13	$482,666	$3,465,573
					-
Issued	28,600,000	$0.028	3.76	56,437	$514,800
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding and exercisable at June, 2022	218,673,016	$0.021	4.19	$467,739	$3,979,329

Form 10-Q – Q2	Madison Technologies Inc.	Page 26

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

Assets
Prepaid Expenses	$-	$37,218
Website	-	10,000
Intangible Assets - License	-	423,410
	-	470,628

Liabilities
Accounts Payable & Accrued	-	33,500
	-	33,500
Expenses
Amortization	74,760	64,687
Selling, general and administrative	190,857	152,939
Professional fees	213,500	172,750
		-
	$479,117	$390,376

Form 10-Q – Q2	Madison Technologies Inc.	Page 27

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 28

In March 2022, we entered into a six-month service agreement for press releases, campaigns and social media advertisings. The service fee is $30,000 per month plus expenses. The agreement may not be terminated during the initial six months and we must provide no less than 30-day prior written notice to the termination.

Note 19 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	June 30,	June 30,
	2022	2021
Net loss for the six-month period	$(5,070,158)	$(856,777)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(1,064,733)	$(179,923)
Effect of change in tax rates	-	-
Permanent differences	-	-
Valuation allowance	1,064,733	179,923
Income tax expense and income tax liability	$-	$-

As of June 30, 2022 and December 31, 2021 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	June 30,	December 31,
	2022	2021
Tax loss carried forward	$-	$-

Deferred tax assets	$4,059,875	$2,995,142
Valuation allowance	(4,059,875)	(2,995,142)
Deferred taxes recognized	$-	$-

Tax losses of approximately $14 million will expire in 2040

Form 10-Q – Q2	Madison Technologies Inc.	Page 29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended June 30, 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2021.

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 30

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

Three months ended June 30, 2022 and 2021

Revenues

Net Revenues increased to $471,266 for the three months ended June 30, 2022 from $0 for the three months ended June 30, 2021. The increase resulted from the acquisitions of television stations in 2021 and the $296,025 revenues generated by the lease agreements held by those stations. We anticipate 2022 Net Revenues will increase compared to 2021 Net Revenues as a result a full year of operating the television stations acquired during 2021 and the launch of BLOCKCHAIN.TV in 2022.

Amortization

Amortization increased to $80,994 for the three months ended June 30, 2022 from $179,789 for the three months ended June 30, 2021. The decrease in amortization expense resulted from the reduction in the estimated fair values of amortizable tangible and intangible television station assets as determined by an independent valuation subsequent to June 30, 2021.

Selling, general and administrative fees

Selling, general and administrative fees decreased to $330,819 for the three months ended June 30, 2022 from $541,842 for the three months ended June 30, 2021. The decrease was primarily the result of expenses we incurred in three months ended June 30, 2021following our acquisition of Sovryn that did not recur in the three months ended June 30, 2022.

Television operations

Television operation expenses are $84,051 and $19,370 for the three months ended June 30, 2022 and 2021. The expenses are direct costs of operating the television stations we acquired in 2021.

Professional Fees

Professional fees increased to $1,299,415 for the three months ended June 30, 2022 from $658,765 for the three months ended June 30, 2021. The increase was primarily the result of an increase in the legal and accounting expense associated with the acquisitions of television stations, the financing associated with those acquisitions, management fees and, the expense associated with regulatory filings for the SEC, including the Form S1 Registration.

Form 10-Q – Q2	Madison Technologies Inc.	Page 31

Interest Expense

Interest expense increased to $1,689,180 for the three months ended June 30, 2022 from $556,872 for the three months ended June 30, 2021. The $1,132,308 increase resulted from the financings associated with the acquisition of television stations and development of BLOCKCHAIN.TV.

Discontinued Operations

Our loss from discontinued operations was $0 and $39,210 for the three months ended June 30, 2022 and 2021, respectively. On November 15, 2021, we sold our subsidiary, CZJ License Inc. and designated its operations as discontinued. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

Net Loss

Net Loss increased to $3,003,464 for the three months ended June 30, 2022, from $1,699,823 for the three months ended June 30, 2021. The increase was primarily the result of $805,107 increase in interest expense for debt instruments we issued in 2021 and 2022. Net Loss on a basic and diluted basis of $0.002 per share for the three months ended June 30, 2022, based on 1,599,095,027 weighted average shares outstanding, as compared to a Net Loss of $0.072 per share for the three months ended June 30, 2021, based on 23,748,881 weighted average shares outstanding. The increase in weighted average shares outstanding relates primarily to issuances of 192,073,017 shares to the Investors on October 11, 2021 in connection with the $16,500,000 Notes we sold, the 1,091,388,889 shares we issued on October 11, 2021 to Preferred Series E-1 holders in pursuant to an Exchange Agreement and the 255,555,556 shares we issued on November 2, 2021 in exchange for 4,600 shares of our Series G Preferred Stock.

Six months ended June 30, 2022 and 2021

Revenues

Net Revenues increased to $946,265 for the six months ended June 30, 2022 from $296,025 for the three months ended June 30, 2021. The increase resulted from the acquisitions of television stations in 2021 and the $ revenues generated by the lease agreements held by those stations. We anticipate 2022 Net Revenues will increase compared to 2021 Net Revenues as a result a full year of operating the television stations acquired during 2021 and the launch of BLOCKCHAIN.TV in 2022.

Amortization

Amortization decreased to $161,488 for the six months ended June 30, 2022 from $215,073 for the six months ended June 30, 2021. The decrease in amortization expense resulted from the reduction in the estimated fair values of amortizable tangible and intangible television station assets as determined by an independent valuation subsequent to June 30, 2021.

Selling, general and administrative fees

Selling, general and administrative fees decreased to $480,845 for the six months ended June 30, 2022 from $624,021 for the six months ended June 30, 2021. The decrease was primarily the result of expenses we incurred in six months ended June 30, 2021 following our acquisition of Sovryn that did not recur in the six months ended June 30, 2022.

Form 10-Q – Q2	Madison Technologies Inc.	Page 32

Television operations

Television operation expenses are $171,683 and $19,370 for the six months ended June 30, 2022 and 2021. The expenses are direct costs of operating the television stations we acquired in 2021.

Professional Fees

Professional Fees increased to $2,140,748 for the six months ended June 30, 2022 from $1,004,296 for the six months ended June 30, 2021. The increase was primarily the result of an increase in the legal and accounting expense associated with the acquisitions of television stations, the financing associated with those acquisitions, management fees and, the expense associated with regulatory filings for the SEC, including the Form S1 Registration.

Loss on asset disposals

Our loss on asset disposals was $52,668 and $0 for the six months ended June 30, 2022 and 2021. Our initial objective was to create one the largest, most comprehensive, state of the art OTA content distribution platforms to capitalize on the changing media and distribution landscape and on the growing OTA viewership in the U.S. We are exploring more capital efficient and technology centric alternatives to its planned station acquisition distribution platform. While there is no guarantee that it will be successful with this alternative approach, we have determined that it will postpone further capital expenditures on acquisitions and as a result, the planned acquisitions have been terminated and future acquisition plans have been put on hold while we evaluate this alternative approach. As a result, we recognized a $52,668 of loss from disposition of OTA assets.

Interest Expense

Interest expense increased to $3,028,038 for the six months ended June 30, 2022 from $916,820 for the six months ended June 30, 2022. The $2,111,218 increase resulted from the financings associated with the acquisition of television stations and development of BLOCKCHAIN.TV.

Discontinued Operations

Our loss from discontinued operations was $0 and $73,045 for the six months ended March 31, 2022 and 2021, respectively. On November 15, 2021, we sold our subsidiary, CZJ License Inc. and designated its operations as discontinued. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

Net Loss

Net Loss increased to $5,070,158 for the six months ended June 30, 2022 from $2,556,600 for the six months ended June 30, 2021. The increase was primarily the result of the $2,111,218 increase in interest expense for debt instruments we issued in 2021 and 2022. Net Loss on a basic and diluted basis of $0.003 per share for the six months ended June 30, 2022, based on 1,599,095,027 weighted average shares outstanding, as compared to a Net Loss of $0.106 per share for the six months ended June 30, 2021, based on 24,168,698 weighted average shares outstanding. The increase in weighted average shares outstanding relates primarily to issuances of 192,073,017 shares to the Investors on October 11, 2021 in connection with the $16,500,000 Notes we sold, the 1,091,388,889 shares we issued on October 11, 2021 to Preferred Series E-1 holders in pursuant to an Exchange Agreement and the 255,555,556 shares we issued on November 2, 2021 in exchange for 4,600 shares of our Series G Preferred Stock.

Form 10-Q – Q2	Madison Technologies Inc.	Page 33

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2022, we had $22,543 in cash and a $8,491,105 working capital deficit, compared to cash of $55,656 and working capital deficit of $4,373,271 as at December 31, 2021.

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

We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of June 30, 2022, our principal source of liquidity was our cash, which totaled $22,543. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations, to make acquisitions and to pay interest on our Notes. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out the business plan and for interest payments.

Net Cash Used in Operating Activities

We used cash of $1,331,299 in operating activities during six months ended June 30, 2022 compared to cash used of $1,228,685 in operating activities during the previous year’s six-month period. The increase was primarily the result of increase in expenses associated with the build out and roll out of our business plan.

Net Cash Used in Investing Activities

We used cash of $103,815 in investing activities during the six months ended June 30, 2022 compared to cash used of $12,343,010 in investing activities during the previous year’s six-month period. The decrease was the result of the 2021 purchases of the television station assets that did not recur in 2022.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities of $1,402,000 for the six months ended June 30, 2022 were from the proceeds of subordinated notes payable and Warrants that we sold to investors, compared to $19,203,001 of cash provided by financing activities during the previous fiscal year that we generated from the Arena financing in February 2021 and sales of subscriptions to purchase our Common Stock.

Form 10-Q – Q2	Madison Technologies Inc.	Page 34

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

We had no contingencies or long-term commitments at June 30, 2022.

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

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 2021, we recognized that we would not complete the acquisition of the TV station assets of W27EB and KPHE TV and we wrote off $1,150,000 in deposits paid to sellers of those assets. In the six months ended June 30, 2022, we wrote off an additional $52,668 in TV station assets.

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 35

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

Form 10-Q – Q2	Madison Technologies Inc.	Page 36

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

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of June 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our President and Chief Financial Officer, does not expect that Madison’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Form 10-Q – Q2	Madison Technologies Inc.	Page 37

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

In 2022, we sold a total of $1,667,500 of notes payable, some of which are convertible into our Common Stock at fixed prices, and we issued certain noteholders, Warrants to purchase an aggregate of 17,350,000 shares of our Common Stock, on a cashless exercise basis, at prices ranging from $0.02 to $0.10 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not yet made the $453,750 million interest payments on the senior secured Notes held by Arena Partners LP that were due on April 1, 2022 and July 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

Form 10-Q – Q2	Madison Technologies Inc.	Page 38

ITEM 6. EXHIBITS

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description	Status
3.3	Certificate of Amendment dated March 9, 2015, filed as an Exhibit to Madison’s current report on Form 8-K filed March 11, 2015, and incorporated herein by reference	Filed

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Form 10-Q – Q2	Madison Technologies Inc.	Page 39

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies, Inc.

Dated: September 28, 2022	By:	/s/ Philip Falcone
	Name:	Philip Falcone
	Title:	President
(Principal Executive Officer)