Form 10-Q
period 2022-09-30
Madison Technologies Inc.
filed 2022-11-14
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended September 30, 2022

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________ to _______________________

Commission file number 000-51302

Madison Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 East 80th Street, New York, NY	10075
(Address of principal executive offices)	(Zip Code)

(212) 518-4177
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

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2022
Common Stock - $0.001 par value	1,599,095,027

Form 10-Q – Q2	Madison Technologies Inc.	Page 2

MADISON TECHNOLOGIES INC.

INTERIM Financial Statements

SEPTEMBER 30, 2022 and 2021

(unaudited)

Form 10-Q – Q2	Madison Technologies Inc.	Page 3

MADISON TECHNOLOGIES INC.

(UNAUDITED)

Form 10-Q – Q2	Madison Technologies Inc.	Page 4

MADISON TECHNOLOGIES INC.

condensed consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$8,804	$55,656
Accounts receivables, net	103,536	167,800
Note receivables	817,534	749,603
Due (to) from related party	(28,658)	709,259
	901,216	1,682,318
Intangible assets, net	12,221,439	12,196,646
Equipment, net	1,344,344	1,486,347
Investments	101	101
Operating lease right-of-use assets, net	1,320,650	1,400,980

Total Assets	$15,787,750	$16,766,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,447,336	$791,802
Derivative liability	4,159,329	3,464,529
Current portion of lease liabilities	-	3,767
Promissory notes	916,223	491,741
Convertible notes payable	1,770,199	850,000
Interest payable on senior secured notes	2,475,000	453,750
	10,768,087	6,055,589
Long term portion of lease liability obligations	1,466,584	1,464,728
Long term convertible notes, net of discount	14,175,827	12,919,392

Total liabilities	26,410,498	20,439,709

Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, 0 issued and outstanding, September 30, 022 and December 31, 2021, respectively;	-	-
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 and 0 shares issued and outstanding, September 30, 2022 and December 31, 2021, respectively; 75,000 converted	155	155
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 0 issued and outstanding, September 30, 2022 and December 31, 2021, respectively; 1,000 shares exchanged to Series E-1	-	-
Preferred Shares - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 and 0 shares issued and outstanding, September 30, 2022 and December 31, 2021, respectively;	1,153	1,153
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 issued and outstanding, September 30, 2022 and December 31, 2021, respectively; 1,000 shares converted	-	-
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 issued and outstanding, September 30, 2022 and December 31, 2021, respectively; 4,600 shares converted	-	-
Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, issued and outstanding, September 30, 2022 and December 31, 2021, respectively;	40	40

STOCKHOLDERS’ DEFICIT
Capital Stock:
Preferred Shares – 50,000,000 shares authorized, $0.001 par value Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share 100,000 shares designated, 0 shares issued and outstanding, September 30, 2022 and December 31, 2021, respectively;	-	-
Preferred Shares - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, September 30, 2022 and December 31, 2021, respectively	-	-

Common Shares - $0.001 par value; 6,000,000,000 shares authorized 1,599,095,027 shares issued and outstanding, September 30, 2022 and December 31, 2021, respectively	1,599,095	1,599,095
Additional paid in capital	10,473,261	10,473,261
Accumulated deficit	(22,696,452)	(15,747,021)
Total stockholders’ deficit	(10,624,096)	(3,674,665)
Total liabilities and stockholders’ deficit	$15,787,750	$16,766,392

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies Inc.	Page 5

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$485,497	$464,028	$1,431,762	$760,053

Operating Expenses
Selling, general and administrative	272,533	198,567	753,378	433,025
Television operations	85,800	74,889	257,483	178,869
Amortization of intangible assets	80,993	(57,437)	242,481	177,006
Professional fees	416,019	741,296	2,556,767	1,745,592
Loss on asset disposals	-	17,147	52,668	17,147
Total operating expenses	855,345	974,462	3,862,777	2,551,639

Loss before other expense	(369,848)	(510,434)	(2,431,015)	(1,791,586)

Other income (expense)
Interest income	10,034	-	29,081	-
Interest expense	(1,520,742)	(1,927,580)	(4,547,497)	(3,129,983)
	(1,510,708)	(1,927,580)	(4,518,416)	(3,129,983)

Loss from continuing operations	(1,880,556)	(2,438,014)	(6,949,431)	(4,921,569)

Income (loss) from discontinued operations	-	32,722	-	(40,323)

Net loss and comprehensive loss	$(1,880,556)	$(2,405,292)	$(6,949,431)	$(4,961,892)

Net loss per share-Basic and diluted	$(0.001)	$(0.096)	$(0.004)	$(0.203)

Average number of shares of common stock outstanding	1,599,095,027	24,972,565	1,599,095,027	24,439,598

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies Inc.	Page 6

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of stockholders’ DEFICIT

(Unaudited)

				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2021	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(15,747,021)	$(3,674,665)
Net loss for the period	-	-	-	-	(6,949,431)	(6,949,431)

Balance, September 30, 2022	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(22,696,452)	$(10,624,096)

				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2020	23,472,565	$23,472	$93	$1,302,977	$(1,484,442)	$(157,900)
Cancellation of Series A Preferred	-	-	(93)	93	-	-
Common issued for Series B Preferred transfer	1,500,000	1,500	-	(1,500)	-	-
Conversion of debt to Series D Preferred	-	-	-	667,984	-	667,984
Series E Preferred issued for assets	-	-	-	4,225,061	-	4,225,061
Series G Preferred issued for subscriptions sold	-	-	-	4,600,000	-	4,600,000
Equity portion on convertible debt issued	-	-	-	880,000	-	880,000
Net loss for the period	-	-	-	-	(4,961,892)	(4,961,892)

Balance, September 30, 2021	24,972,565	$24,972	$-	$11,674,615	$(6,446,334)	$5,253,253

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Form 10-Q – Q2	Madison Technologies Inc.	Page 7

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of cash flows

(unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Cash Flows from operating activities:
Net loss for the period	$(6,949,431)	$(4,961,892)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized interest	2,000,051	372,177
Amortization	242,481	140,826
Fair value of Warrant issued for services	9,000	-
Foreign exchange on notes payable	-	312
Loss on disposal of assets	52,668	17,147
Changes in assets and liabilities:
Accounts payable and accruals	2,676,783	628,104
Payment of lease liability	(167,046)	40,729
Accounts receivable	64,264	(136,500)
Due from related party	737,917	(276,970)
Prepaid expenses	(9,056)	(6,331)

Net cash used in operating activities	(1,342,369)	(4,182,398)

Cash Flows from investing activities:
Purchases of equipment, intangible assets and goodwill	(97,609)	(14,462,531)
Funds advanced for note receivable	(58,874)	-
Net cash used in investing activities	(156,483)	(14,462,531)

Cash Flows from financing activities:
Proceeds from convertible and subordinate notes sold	$1,452,000	$16,230,000
Shares subscribed but not issued	-	4,600,000
Net cash provided by financing activities	1,452,000	20,830,000

Net (decrease) increase in cash	(46,852)	2,185,071

Cash, beginning of period	55,656	9,491

Cash, end of period	$8,804	$2,194,562

SUPPLEMENTAL DISCLOSURE

Interest paid	$529,786	$1,139,292
Taxes paid	$-	$-

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Form 10-Q – Q2	Madison Technologies Inc.	Page 8

MADISON TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

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

Note 2 Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, we incurred a net loss of $14,262,579 and had a working capital deficit and an accumulated deficit of $4,373,271 and $15,747,021, respectively, at December 31, 2021. We have not yet made the $0.4 million interest payments on the Notes held by Arena Partners LP that were due on April 1, 2022, July 1, 2022 and October 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance. It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to obtain a plan of forbearance, further implement our business plan and raise additional capital as needed from the sales of stock or debt. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

Interim Reporting

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2021 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2021 annual financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

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

Accounts receivables

Trade accounts receivable are stated at the amount we expect to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2022, our allowance for doubtful accounts receivable was $31,500.

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

Loss per share

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of September 30, 2022, no options were outstanding and 231,173,016 warrants were outstanding and exercisable. Additionally, as of September 30, 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $19,874,163 and was convertible into 1,014,123,286 shares of Common Stock. We issued shares of Preferred Stock that may be converted into our Common Stock. Of the outstanding shares of Preferred Stock as of September 30, 2022, Series D Preferred Stock was convertible into 155,000,000 Common shares, Series E-1 Preferred Stock was convertible into 1,152,500,000 Common shares and Series H Preferred Stock was convertible into 39,895,000 Common shares. The total potentially dilutive shares calculated are 2,592,691,302. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted to either 4.99% or 9.99% of the then outstanding shares. As of September 30, 2022, and 2021, potentially dilutive securities consisted of the following:

	September 30, 2022	September 30, 2021
Warrants	231,173,016	192,073,017
Convertible Preferred Stock	1,347,395,000	1,574,573,017
Convertible debt	1,014,123,286	835,839,600
Total	2,592,691,302	2,602,584,634

Form 10-Q – Q2	Madison Technologies Inc.	Page 13

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

Note 4 Notes Receivable

	September 30, 2022	December 31, 2021
Secured note – Top Dog Productions Inc.	$527,624	$468,750
Convertible note – ZA Group	250,000	250,000
Prepaid expenses	9,288	24,042
Accrued interest	30,622	6,811
	$817,534	$749,603

On September 9, 2021, we entered into a secured one-year promissory note with Top Dog Productions Inc. We agreed to lend an aggregate principal sum of up to $2,000,000 that accrues at a rate of 5% per annum. The principal and interest amount of the note may be prepaid in whole or in part at any time, without penalty nor premium. Accrued interest is $19,626 at September 30, 2022. We are seeking to close the acquisition of Top Dog Productions Inc. in 2022 and extend the note’s maturity by approximately one year.

On November 15, 2021, we entered into a $250,000 convertible promissory note with ZA Group Inc. for the sale of its wholly owned subsidiary, CZJ License Inc. The note accrues at a rate of 5% per annum. The principal and accrued interest of the note receivable will be due and payable on November 5, 2023. At any time after 180 days following the date of the note receivable, we may convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of ZA Group Inc. at a fixed conversion price of $0.005 per share. Accrued interest is $10,586 at September 30, 2022.

Form 10-Q – Q2	Madison Technologies Inc.	Page 15

Note 5 - Intangible Assets

Our Federal Communication Commission Licenses (“FCC”) and domain name are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. The Market Advantage intangible asset is being amortized on a straight-line basis over 94 months from the acquisition date. Amortization expense for the three months ended September 30, 2022 and 2021 was $1,878 and $1,878, respectively and $5,634 and $2,504 for the nine months ended September 30, 2022 and 2021.

	September 30, 2022
	Cost	Amortization	Net
Domain Name	$172,427	$-	$172,427
Market Advantage	58,843	10,016	48,827
FCC Licenses	10,159,063	-	10,159,063

	$10,390,333	$10,016	$10,380,317

Future amortization expense of the intangible assets is as follows:

For the Twelve Months Ending September 30,
2023	$7,512
2024	7,512
2025	7,512
2026	7,512
2027	7,512
Thereafter	11,267
Total	$48,827

Note 6 Goodwill

As of September 31, 2022, we carry goodwill for the following television station asset purchases made in 2021:

KNLA - KNET acquisition	$977,059
KVVV acquisition	613,097
KYMU acquisition	225,966

Total	$1,816,122

Note 7 Equipment

	Useful Life	Cost	Accumulated Depreciation	Net
Transmitter	10 years	$854,059	$(115,420)	$738,638
Antenna	10 years	283,029	(37,936)	245,093
Tech Equipment	5 years	446,155	(106,591)	339,564
Office Equipment	5 years	7,389	(1,970)	5,419
Microwave	5 years	22,065	(6,436)	15,629

		$1,612,697	$(268,353)	$1,344,344

Depreciation expense was $52,339 and ($78,440) for the three months ended September 30, 2022 and 2021, respectively, and $156,517 and $66,065 for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2021, we received an independent third party valuation of the equipment we acquired as part of the television asset purchases and we reduced the carrying value of the acquired equipment and related depreciation in that three-month period.

Form 10-Q – Q2	Madison Technologies Inc.	Page 16

Note 8 Right of Use Assets

We have six operating leases ranging from a period of 80 months to a period of 332 months. The annual interest rate used was 15%. As at September 30, 2022, the remaining right of use assets are as follows:

	Term		Accumulated
	(in months)	Amount	Amortization	Net
Tower Lease 1	168.5	$547,663	$54,923	$492,740
Tower lease - 2	88	244,079	41,545	202,534
Tower lease - 3	329	233,043	8,348	224,695
Generator lease	168.5	109,507	10,982	98,525
Studio lease - 1	214.5	280,084	20,324	259,670
Studio lease - 2	77	49,561	7,165	42,396

		$1,463,937	$143,287	$1,320,650

The remaining lease liability at September 30, 2022 was $1,466,584. The current portion of the lease liability was $0 and the non-current portion of the lease liability was $1,466,584.

2022	$56,833
2023	231,120
2024	239,780
2025	253,163
2026	261,433
Remaining	3,219,115
Lease obligations, net	4,261,445
Amount representing interest	2,794,861
1,466,584
Less current portion	-
Non-current lease obligation	$1,466,584

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31 are summarized below:

	September 30, 2022	December 31. 2021
Accounts payable	$1,151,618	$659,219
Customer deposits	62,563	78,812
Accrued expenses	61,698	38,238
Accrued interest	171,457	15,533

Total	$1,447,336	$791,802

On June 10, 2022, we entered into an agreement with a third party pursuant to which we received $125,000 in cash that we repay daily at $1,837 per diem until we have paid $183,750 in total. As of September 30, 2022, included in accounts payable is the $45,938 remaining balance owed and included in accrued expenses is $14,688 financing fee that is being amortized over the term of the agreement.

On July 28, 2022, we entered into an agreement with a third party pursuant to which we received $125,000 in cash that we repay daily at $1,562 per diem until we have paid $187,375 in total. As of September 30, 2022, included in accounts payable is the $118,647 remaining balance owed and included in accrued expenses is $39,504 financing fee that is being amortized over the term of the agreement.

On September 13, 2022, we entered into an agreement with a third party pursuant to which we received $25,000 in cash that we repay daily at $1,499 per diem until we have paid $44,970 in total. As of September 30, 2022, included in accounts payable is the $25,483 remaining balance owed and included in accrued expenses is $8,483 financing fee that is being amortized over the term of the agreement.

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

Note 12 Note Payable

On December 28, 2021, we sold a $500,000 promissory note that bears interest at 12% per annum and matures on April 5, 2022, as amended. In connection with the note sale, we issued 500,000 Warrants that expire on December 31, 2023 and may be converted in shares of our Common Stock starting June 26, 2022 at a price of $0.025 per share. We estimate the value the Warrant to be approximately $9,000, based on a value of $0.018 per share of our Common Stock as of December 28, 2021.The promissory note is subordinate to the Notes we issued to the Investors. As of September 30, 2022, $500,000 in note principal is outstanding.

On January 14, 2022, we sold an unsecured $150,000 note payable with $15,000 in fees payable upon the April 5, 2022 maturity that we treated as deferred financing fees and amortize over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of September 30, 2022, $120,000 in note principal is outstanding.

On January 14, 2022, we sold an unsecured $150,000 note payable with $15,000 in fees payable upon the April 5, 2022 maturity that we treated as deferred financing fees and amortized over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of September 30, 2022, $135,000 in note principal is outstanding.

On April 27, 2022, we sold a $125,000 unsecured note payable that has a $12,500 original issue discount and matures on December 31, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase a total of 2,500,000 shares of our Common Stock at $0.025 per share, on a cashless exercise basis, that is exercisable starting September 15, 2022 and until April 15, 2024. We estimate the total value of the Warrants to be $45,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of September 30, 2022, $125,000 in note principal is outstanding.

Note 13 Convertible Notes Payable

Our convertible notes payable are as follows as of:

		September 30, 2022	December 31, 2021

Senior Secured	[a]	$16,500,000	$16,500,000

Series 1	[b]	1,050,000	850,000

Series 2	[c]	250,000	-

Series 3	[d]	275,000	-

Series 4	[e]	220,000	-

Series 5	[f]	192,500	-

Series 6	[g]	55,000	-
		18,542,500	17,350,000
Less current portion		2,042,500	850,000

Long term portion		$16,500,000	$16,500,000

[a]	On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors LP (the “Investors”) pursuant to which it issued two convertible notes having an aggregate principal amount of $16,500,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). In connection with the issuance of the Notes, we issued to the Investors Warrants to purchase an aggregate of 192,073,017 shares of our Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of our Common Stock (the “Series F Preferred Stock”). The Warrants and Series F Preferred Stock were each valued at $864,000 based on a $0.0045 price per share of our Common Stock and treated as a debt discount this is amortized over the term of the Notes.

Form 10-Q – Q2	Madison Technologies Inc.	Page 20

The Notes have a term of thirty-six months and mature on February 17, 2024, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in registered shares of our Common Stock in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume-weighted average price of our Common Stock for the five (5) days immediately preceding the date of conversion. At September 30, 2022 and December 31, 2021 accrued and unpaid interest was $2,475,000 and $453,750, respectively. We have not yet made the $453,750 million interest payments on the Notes held by Arena Partners LP that were due on April 1, 2022, July 1, 2022 and October 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance.

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

On June 24, 2022, we sold a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matures on May 5, 2023. The note may be converted into shares of our Common Stock at $0.02 per share. In connection with the note sale, we issued the noteholder a Warrant to purchase 5,000,000 shares of our Common Stock at $0.02 per share.

[f]

Series 5:

On May 5, 2022, we sold an $82,500 note payable that has a $7,500 original issue discount and matures on May 5, 2023 and bears interest at 12% per annum. In connection with the note sale, we issued the noteholder a Warrant to purchase a total of 3,750,000 shares of our Common Stock at $0.02 per share, on a cashless exercise basis, that is exercisable upon issuance and up through May 5, 2029. We estimate the total value of the Warrants to be $67,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of September 30, 2022, $82,500 in note principal is outstanding.

On May 5, 2022, we sold an $110,000 note payable that has a $10,000 original issue discount and matures on May 5, 2023 and bears interest at 12% per annum. In connection with the note sale, we issued the noteholder a Warrant to purchase a total of 5,000,000 shares of our Common Stock at $0.02 per share, on a cashless exercise basis, that is exercisable upon issuance and up through May 5, 2029. We estimate the total value of the Warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of September 30, 2022, $110,000 in note principal is outstanding.

[g]

Series 6:

On September 16, 2022, we sold a $55,000 note payable that has a $5,000 original issue discount and matures on September 16, 2023 and bears interest at 12% per annum. The note may be converted into shares of our Common Stock at the lessor of $0.001 per share or at a 50% discount to the lowest closing price of our Common Stock within the past twenty days prior to a conversion. As of September 30, 2022, $55,000 in note principal is outstanding.

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

Note 14 Related Party

We entered into a consulting agreement with Warren Zenna of Zenna Consulting Group to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 and ended on July 31, 2021. We paid Zenna Consulting Group $0 fees in the three months ended September 31, 2022 and 2021, respectively. Mr. Zenna is a member of our Board of Directors. On March 1, 2022, we granted a Warrant to Mr. Zenna to purchase up to 500,000 shares of our Common Stock at $0.025 per share, on a cashless exercise basis, at any time beginning September 1, 2022 and ending September 1, 2026. We estimate the value the Warrant to be approximately $9,000, based on the $0.018 market price per share of our Common Stock on March 1, 2022.

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Philip Falcone, for a period of one year ending December 31, 2022, under which we provide monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, our subsidiary, Sovryn Holdings Inc., entered into consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the three months ended September 31, 2022 and 2021, we paid GreenRock LLC $40,000 and $0 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and is our Chief Executive Officer. We paid GreenRock LLC bonuses of $255,794 and 488,934 for the three and nine months ended September 30, 2022.

During the three months ended September 30, 2022, our Chief Executive Officer advanced us funds for our operations and as of September 30, 2022, we owed $28,658 in advances.

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

Series C Preferred Stock

There are 10,000 designated and authorized Series C Preferred Stock. Holders of Series C Preferred Stock shall be entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. As of September 30, 2022 and December 31, 2021, no shares of Series C Preferred Stock are outstanding.

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

On February 16, 2021, we settled $1,028,000 in note payables, convertible notes payable and accrued interest for 230,000 shares of our Series D Preferred Stock, of which 75,000 shares of Series D Preferred Stock were converted into 75,000,000 shares of our Common Stock and 155,000 Series D Preferred shares remain unconverted and outstanding as of September 30, 2022 and December 31, 2021.

Series E Preferred Stock

On February 16, 2021, we issued 1,000 shares of Series E Preferred Stock to acquire Sovryn that we valued at $4,225,062 based on value of 100% of our Common Stock at the time.

On September 16, 2021, the holders of our Series E Preferred Stock entered into an Exchange Agreement with us whereby on October 11, 2021, the 1,000 Series E Preferred shares were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $4,225,062 value as was assigned to the 1,000 shares of Series E Preferred Stock. As of September 30, 2022 and December 31, 2021, no shares of Series E Preferred Stock are outstanding.

Series E-1 Preferred Stock

There are 1,152,500 designated and authorized Series E-1 Preferred Stock that we issued on October 11, 2021 in exchange for our Series E Preferred Stock. At September 30, 2022 and December 31, 2021, 1,152,500 Preferred Series E-1 shares remain outstanding. Each share of Series E-1 Preferred Stock may be converted to 1,000 common shares.

Series F Preferred Stock

There are 1,000 designated and authorized Series F Preferred Stock. On February 17, 2021, we issued the Investors 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of Common Stock, which we valued at $864,000, based on the underlying value of shares our Common Stock that were $0.0045 per share at the time. On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of September 30, 2022 and December 31, 2021, no shares of Series F Preferred Stock are outstanding.

Series G Preferred Stock

We received $4,600,000 in subscriptions for 4,600 of Series G Preferred Shares that we valued at $1,000 per share based on the cash price. On November 2, 2021, all of the 4,600 authorized and issued shares of Series G Preferred Stock were converted into 255,555,556 shares of our Common Stock. At September 30, 2022 and December 31, 2021, no shares of Series G Preferred Stock are outstanding.

Form 10-Q – Q2	Madison Technologies Inc.	Page 24

Series H Preferred Stock

On November 11, 2021, pursuant to an Exchange Agreement that we entered into with the Investors, 39,895,000 of our Common shares held by the Investors were exchanged for 39,895 shares of our Series H Preferred Stock and we cancelled the 39,895,000 Common shares. Each share of Series H Preferred Stock may be converted to 1,000 common shares, subject to a maximum ownership limit of 9.99%. We valued the 39,895,000 Common shares and 39,895 Series H Preferred shares at $3,989,500. At September 30, 2022 and December 31, 2021, 39,895 shares of Series H Preferred Stock remain outstanding.

Note 16 Shareholders’ Equity

Preferred Stock

As of September 30, 2022 and December 31, 2021, we are authorized to issue 50,000,000 shares of $0.001 par value Preferred Stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors of which 48,617,400 remain available for designation and issuance.

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

At September 30, 2022 and December 31, 2021, there were 100 Series B Preferred shares outstanding, respectively.

Common Stock

In August 14, 2021, our shareholders approved an increase in authorized Common Stock to 6,000,000,000 from 1,000,000,000, which became effective the same day. As of September 30, 2022 and December 31, 2021 there were 1,599,095,027, and 1,599,095,027, shares outstanding, respectively.

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

For the nine months ended September 30, 2022, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2022	192,573,017	$0.020	4.13	$1,926,663	$3,464,529
					-
Issued	38,600,000	$0.023	4.28	83,348	$694,800
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding and exercisable at September, 2022	231,173,016	$0.021	3.73	$1,618,876	$4,159,329

Form 10-Q – Q2	Madison Technologies Inc.	Page 26

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

Note 18 Commitments

On September 28, 2020, we entered into a one-year renewable employment agreement with Mr. Canouse, our Chief Executive Officer at the time. In the three months ended September 31, 2022 and 2021, Mr. Canouse received $24,487 and $0, respectively. Mr. Canouse resigned on July 1, 2022.

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

On October 20, 2021, we entered into a Stock Acquisition Agreement with Top Dog Productions Inc., Jay Blumenfield and Anthony Marsh whereby we will acquire all of the shares of Top Dog Productions Inc., and in exchange, we will pay the purchase price of 12,500,000 shares of our Common Stock. The Closing is subject to receipt of audited and other financial statements of Top Dog Productions, other deliverables, and terms and conditions. At the closing, we will issue a total of 12,500,000 shares of our Common Stock and may issue an additional 12,500,000 Common shares should Top Dog Productions, Inc. achieve financial performance milestones stated in the Stock Acquisition Agreement.

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

In February 2022, we entered into a consulting agreement with a third party to provide corporate marketing strategy, creation and development of content for distribution, market development, communications, products and growth. The agreement ends the earlier of September 30, 2022 or when an executed Employment Agreement is signed with us. Upon execution of the consulting agreement, we paid the consultant $100,000 and we are obligated to pay a service fee $30,000 per month for March through June. As part of the arrangement, we granted the consultant a Warrant to acquire up to 160,000,000 shares of our Common Stock at an exercise price of $0.025 per share that is contingent upon our entering into an Employment Agreement or extending the consulting agreement, which did not occur. As of the date of this report, we paid $160,000.

Form 10-Q – Q2	Madison Technologies Inc.	Page 28

In March 2022, we entered into a six-month service agreement for press releases, campaigns and social media advertisings. The service fee is $30,000 per month plus expenses. The agreement may not be terminated during the initial six months and we must provide no less than 30-day prior written notice to the termination.

Note 19 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	September 30, 2022	September 30, 2021
Net loss for the nine-month period	$(6,949,431)	$(856,777)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(1,459,380)	$(179,923)
Effect of change in tax rates	-	-
Permanent differences	-	-
Valuation allowance	1,459,380	179,923
Income tax expense and income tax liability	$-	$-

As of September 30, 2022 and December 31, 2021 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	September 30, 2022	December 31, 2021
Tax loss carried forward	$-	$-

Deferred tax assets	$4,454,522	$2,995,142
Valuation allowance	(4,454,522)	(2,995,142)
Deferred taxes recognized	$-	$-

Tax losses of approximately $14 million will expire in 2040

Form 10-Q – Q2	Madison Technologies Inc.	Page 29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2021.

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

Three months ended September 30, 2022 and 2021

Revenues

Net Revenues increased to $485,497 for the three months ended September 30, 2022 from $464,028 for the three months ended September 30, 2021. The increase resulted from the acquisition of the KYMU television station in September 2021 and operated throughout the three months ended September 30, 2022. We anticipate 2022 Net Revenues will increase compared to 2021 Net Revenues as a result a full year of operating the television stations acquired during 2021 and the launch of BLOCKCHAIN.TV in 2022.

Amortization

Amortization increased to $80,993 for the three months ended September 30, 2022 from ($57,437) for the three months ended September 30, 2021. The increase in amortization expense resulted from the reduction in the estimated fair values of amortizable tangible and intangible television station assets as determined by an independent valuation in 2021, which also resulted in a one-time retroactive reduction in amortization expense recognized in the three months ended September 30, 2021.

Selling, general and administrative fees

Selling, general and administrative fees increased to $272,533 for the three months ended September 30, 2022 from $198,567 for the three months ended September 30, 2021. The increase was primarily the result of increase personnel expenses we incurred in three months ended September 30, 2022 as we added personnel for the launch of BLOCKCHAIN.TV and to perform administrative duties that had been outsourced and incurred professional fees.

Television operations

Television operation expenses are $85,800 and $74,889 for the three months ended September 30, 2022 and 2021. The expenses are direct costs of operating the television stations we acquired in 2021.

Professional Fees

Professional fees decreased to $416,019 for the three months ended September 30, 2022 from $741,296 for the three months ended September 30, 2021. The decrease was primarily the result of an increase in the legal and accounting expense associated with the 2021 acquisitions of television stations, the financing associated with those acquisitions, management fees and, the expense associated with regulatory filings for the SEC, including the Form S1 Registration in 2021.

Form 10-Q – Q2	Madison Technologies Inc.	Page 31

Interest Expense

Interest expense decreased to $1,520,742 for the three months ended September 30, 2022 from $1,927,580 for the three months ended September 30, 2021. The decrease resulted from the costs of financings associated with the acquisitions of television stations and development of BLOCKCHAIN.TV that had amortization periods that expired prior to the three months ended September 30, 2022.

Discontinued Operations

Our income from discontinued operations was $0 and $32,722 for the three months ended September 30, 2022 and 2021, respectively. On November 15, 2021, we sold our subsidiary, CZJ License Inc. and designated its operations as discontinued. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

Net Loss

Net Loss decreased to $1,880,556 for the three months ended September 30, 2022, from $2,405,292 for the three months ended September 30, 2021. The decrease was primarily the result of $406,838 decrease in interest expense for debt instruments we issued in 2021 and the $325,277 decrease in professional fees. Net Loss on a basic and diluted basis of $0.001 per share for the three months ended September 30, 2022, based on 1,599,095,027 weighted average shares outstanding, as compared to a Net Loss of $0.096 per share for the three months ended September 30, 2021, based on 24,972,565 weighted average shares outstanding. The increase in weighted average shares outstanding relates primarily to issuances of 192,073,017 shares to the Investors on October 11, 2021 in connection with the $16,500,000 Notes we sold, the 1,091,388,889 shares we issued on October 11, 2021 to Preferred Series E-1 holders in pursuant to an Exchange Agreement and the 255,555,556 shares we issued on November 2, 2021 in exchange for 4,600 shares of our Series G Preferred Stock.

Nine months ended September 30, 2022 and 2021

Revenues

Net Revenues increased to $1,431,762 for the nine months ended September 30, 2022 from $760,053 for the nine months ended September 30, 2021. The increase resulted from the acquisitions of television stations in 2021 and the revenues generated by the lease agreements held by those stations. We anticipate 2022 Net Revenues will increase compared to 2021 Net Revenues as a result a full year of operating the television stations acquired during 2021 and the launch of BLOCKCHAIN.TV in 2022.

Amortization

Amortization increased to $242,481 for the nine months ended September 30, 2022 from $177,006 for the nine months ended September 30, 2021. The increase in amortization expense resulted from having the amortizable tangible and intangible television station assets for the entire nine-month period in 2022 as compared to 2021 when the assets were acquired at different times during the 2021 nine-month period.

Selling, general and administrative fees

Selling, general and administrative fees decreased to $753,378 for the nine months ended September 30, 2022 from $433,025 for the nine months ended September 30, 2021. The increase was primarily the result of increase personnel expenses we incurred in nine months ended September 30, 2022 as we added personnel for the launch of BLOCKCHAIN.TV and to perform administrative duties that had been outsourced and incurred professional fees.

Form 10-Q – Q2	Madison Technologies Inc.	Page 32

Television operations

Television operation expenses are $257,483 and $178,869 for the nine months ended September 30, 2022 and 2021. The expenses are direct costs of operating the television stations we acquired in 2021. The increase in expense resulted from operating the television station assets for the entire nine-month period in 2022 as compared to 2021 when the assets were acquired at different times during the 2021 nine-month period.

Professional Fees

Professional Fees increased to $2,556,767 for the nine months ended September 30, 2022 from $1,745,592 for the nine months ended September 30, 2021. The increase was primarily the result of an increase in professional engaged to assist with development of our business and preparations for the launch of BLOCKCHAIN.TV in 2022. In 2021, professional fees were primarily legal and accounting expenses associated with the acquisitions of television stations, the financing associated with those acquisitions, management fees and, the expense associated with regulatory filings for the SEC, including the Form S1 Registration.

Loss on asset disposals

Our loss on asset disposals was $52,668 and $17,417 for the nine months ended September 30, 2022 and 2021. Our initial objective was to create one the largest, most comprehensive, state of the art OTA content distribution platforms to capitalize on the changing media and distribution landscape and on the growing OTA viewership in the U.S. We are exploring more capital efficient and technology centric alternatives to its planned station acquisition distribution platform. While there is no guarantee that it will be successful with this alternative approach, we have determined that it will postpone further capital expenditures on acquisitions and as a result, the planned acquisitions have been terminated and future acquisition plans have been put on hold while we evaluate this alternative approach. As a result, we recognized a $52,668 of loss from disposition of OTA assets.

Interest Expense

Interest expense increased to $4,547,497 for the nine months ended September 30, 2022 from $3,129,983 for the nine months ended September 30, 2022. The $1,417,514 increase resulted from having a higher amount of outstanding financings associated with the acquisition of television stations and development of BLOCKCHAIN.TV and having the $16,500,000 Notes outstanding for the entire nine-month period in 2022.

Discontinued Operations

Our loss from discontinued operations was $0 and $40,323 for the nine months ended September 31, 2022 and 2021, respectively. On November 15, 2021, we sold our subsidiary, CZJ License Inc. and designated its operations as discontinued. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

Net Loss

Net Loss increased to $6,949,431 for the nine months ended September 30, 2022 from $4,961,892 for the nine months ended September 30, 2021. The increase was primarily the result of the $1,417,514 increase in interest expense and $806,175 increase in professional fees. Net Loss on a basic and diluted basis of $0.004 per share for the nine months ended September 30, 2022, based on 1,599,095,027 weighted average shares outstanding, as compared to a Net Loss of $0.203 per share for the nine months ended September 30, 2021, based on 24,439,598 weighted average shares outstanding. The increase in weighted average shares outstanding relates primarily to issuances of 192,073,017 shares to the Investors on October 11, 2021 in connection with the $16,500,000 Notes we sold, the 1,091,388,889 shares we issued on October 11, 2021 to Preferred Series E-1 holders in pursuant to an Exchange Agreement and the 255,555,556 shares we issued on November 2, 2021 in exchange for 4,600 shares of our Series G Preferred Stock.

Form 10-Q – Q2	Madison Technologies Inc.	Page 33

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2022, we had $8,804 in cash and a $9,866,871 working capital deficit, compared to cash of $55,656 and working capital deficit of $4,373,271 as at December 31, 2021.

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

We expect to raise additional capital through the sale of equity and/or debt securities; however, there is no assurance that we will be successful at raising additional capital in the future. If our plans are not achieved and/or if significant unanticipated events occur, we may have to further modify our business plan, which may require us to raise additional capital. As of September 30, 2022, our principal source of liquidity was our cash, which totaled $22,543. Historically, our principal sources of cash have included proceeds from the sale of common stock and preferred stock and related party loans. Our principal uses of cash have included cash used in operations, to make acquisitions and to pay interest on our Notes. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out the business plan and for interest payments.

Net Cash Used in Operating Activities

We used cash of $1,342,369 in operating activities during nine months ended September 30, 2022 compared to cash used of $4,182,398 in operating activities during the previous year’s nine-month period. The increase was primarily the result of increase in expenses associated with the build out and roll out of our business plan.

Net Cash Used in Investing Activities

We used cash of $156,483 in investing activities during the nine months ended September 30, 2022 compared to cash used of $14,462,531 in investing activities during the previous year’s nine-month period. The decrease was the result of the 2021 purchases of the television station assets that did not recur in 2022.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities of $1,452,000 for the nine months ended September 30, 2022 were from the proceeds of subordinated notes payable and Warrants that we sold to investors, compared to $20,830,000 of cash provided by financing activities during the previous fiscal year that we generated from the Arena financing in February 2021 and sales of subscriptions to purchase our Common Stock.

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

We had no contingencies or long-term commitments at September 30, 2022.

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

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 2021, we recognized that we would not complete the acquisition of the TV station assets of W27EB and KPHE TV and we wrote off $1,150,000 in deposits paid to sellers of those assets. In the nine months ended September 30, 2022, we wrote off an additional $52,668 in TV station assets.

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

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of September 30, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, Madison’s internal control over financial reporting.

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

In 2022, we sold a total of $1,632,500 of notes payable, some of which are convertible into our Common Stock at fixed prices, and we issued certain noteholders, Warrants to purchase an aggregate of 17,350,000 shares of our Common Stock, on a cashless exercise basis, at prices ranging from $0.02 to $0.10 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not yet made the $453,750 million interest payments on the senior secured Notes held by Arena Partners LP that were due on April 1, 2022, July 1, 2022 and October 1, 2022, and we are currently in discussions with Arena Capital LP on a plan of forbearance.

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

Madison Technologies, Inc.

Dated: November 14, 2022	By:	/s/ Philip Falcone
	Name:	Philip Falcone
	Title:	President
(Principal Executive Officer)