Form 10-K
period 2022-12-31
Madison Technologies Inc.
filed 2024-01-25
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2022

☐	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ___________ to___________

Commission file number 000-51302

Madison Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Westchester Avenue, Purchase, NY	10577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 257-4193

Securities registered pursuant to Section 12(b) of the Act: None.

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $37,565,946, based on 453,694,998 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding and held by non-affiliates on such date and a closing price of our Common Stock equal to $0.828 per share on such date. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily conclusive.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

The registrant had 1,603,095,243 shares of Common Stock outstanding as of January 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 i

part I

Item 1. Business.

Summary

Madison Technologies Inc. (“Madison” or the “Company” or “we” or “us” or “our”) is a Nevada corporation that was incorporated on June 15, 1998.

Madison Technologies Inc. is seeking to create, develop and launch BlockchainTV (“BCTV”), the first-to-market 24/7 television broadcast and streaming communications network designed to bring the most up-to-date cryptocurrency information and entertainment to the masses in the U.S. and around the world.

We believe there is an information void in the blockchain global community where there is no credible, reliable and unbiased source for the most up-to-date information. We created BCTV to fill that void with a live broadcast network and distribution platform to deliver unbiased information in the global blockchain marketplace. We intend for BCTV to engage with viewers by bringing experts, entrepreneurs and entertainment programming into their living rooms and on their devices with a focus on unpacking trends, separating fact from fiction and providing insight into the volatile global marketplace.

The BCTV live news programming will be delivered by a team of anchors who will provide breaking news, in-depth stories and interviews around the clock in studio settings and on location through contributing journalists. Our vision is to broadcast BCTV initially from Niagara Falls in Ontario, Canada and to expand our broadcast locations to New York, Miami and Dubai, which are markets with relatively large numbers of people and businesses connected to the cryptocurrency marketplace.

Product and Services

To achieve the North American rollout, we are focusing on strategic partnerships and distribution deals that deliver BCTV to households through more than 300 over-the-air television stations, through television distributors such as Comcast Cable, DirecTV and DishTV and through alternative distribution platforms such as Roku, Hulu, YouTube, Pluto and Xumo.

The core revenue streams envisioned for BCTV media content would be generated by selling advertising and sponsorships. We seek to supplement core revenues by transacting through e-commerce with our audience. Building, growing and knowing your audience is a significant factor in developing core and supplemental revenues.

Recent Developments

On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors, LP (collectively, the “Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). We used proceeds from the Notes to acquire KNET and KNLA, Class A television stations in Los Angeles, California, KVVV, a low power television station in Houston, Texas, and KYMU-LD, a low power television station in Seattle, Washington. The Notes accrued interest at a rate of 11% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. We did not make the $0.4 million interest payments on the Notes that were due on April 1, 2022, July 1, 2022, October 1, 2022, and December 31, 2022, and accrued default interest accordingly. The Notes were secured by a blanket lien on all of the Company’s assets and the shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) and the Company’s preferred stock, par value $0.001 per share (collectively, the “Pledged Assets”), held by Philip Falcone, FFO 1 2021 Irrevocable Trust (“FFO1”), FFO 2 2021 Irrevocable Trust (“FFO2”) and Korr Value LP (collectively, the “Pledgors”), which shares the Investors had been granted the right to vote in the event of default.

On January 28, 2023, Arena Investors, LP (“Arena”), in its capacity as the agent (the “Agent”) for the Investors delivered a notice to us (the “Acceleration Notice”), which stated that the Agent and the Investors (a) elected to cause the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof, to become immediately due and payable in cash, (b) intended to commence legal action to collect any or all of the amounts due under the Notes, and (c) sought the appointment of a receiver or trustee as a means of realizing proceeds on their collateral.

On September 21, 2023, the Agent for the Investors delivered a notice to us that the Agent exercised the Investors’ rights to vote the Pledged Interests (as defined in such notice) and to exercise the Pledgees’ rights, powers and privileges, to pass certain resolutions and to amend our then-existing bylaws to, among other things, (i) remove the board of directors of the Company (the “Board of Directors”) and all officers of the Company, and (ii) reduce the number of the Board of Directors from three directors to one director. As a result of the Agent delivering such notice and exercising its rights to vote the Pledged Interests, a change of control of the Company occurred (the “Change of Control”).

On November 6, 2023, the shareholders of the Company removed Philip Falcone and Warren Zenna from the Board of Directors and appointed Thomas Amon as the sole member of the Board of Directors. Mr. Amon removed all of the Company’s then-serving officers and appointed himself as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Accounting Officer.

As of the date of this Annual Report and since the last day of the year ended December 31, 2022, we have not been able to timely repay certain of our other outstanding debt obligations in addition to those obligations to Arena and Z4 described above, with an aggregate of approximately $3.5 million currently in default, including accrued interest, default interest and late fees. As a result of the Change of Control, we intend to strategize with the holders of such notes to extend, modify or otherwise revisit the terms of such indebtedness in order to resolve such outstanding defaults.

Since October 2023, and as a result of the Change of Control, we have had minimal operations and nominal assets consisting almost entirely of cash. However, in December 2023, we held discussions with the head of content production of BCTV regarding initial plans to continue the Company’s business plans described above as intended prior to the Change of Control. However, we cannot make any guarantee as of the date of the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report”) as to the timing and success of these plans, business relationships or reaching any self-imposed expectations, or that we will ultimately continue the Company’s business as so described. See “Cautionary Note Regarding Future Looking Statements”.

Discontinued Operations

On February 1, 2023, we entered into a Partial Strict Foreclosure Agreement with the Investors, pursuant to which we transferred ownership of our Federal Communications Commission (“FCC”) licenses and other broadcast television assets associated with the broadcast television business of SovRyn Holdings, Inc (“Sovryn”), then our subsidiary, to a third-party entity controlled by the Investors (the “Partial Foreclosure Agreement”). In consideration therefor, the Investors agreed to reduce the indebtedness under the Notes by $11,600,000. As a result, the revenues, expenses, assets and liabilities of Sovryn were deemed discontinued operations for the year ended December 31, 2022.

Competitive Conditions

Through our BCTV content, we intend to compete for viewership in a marketplace that is fragmented and niche. Major media organizations such as Bloomberg and Comcast, which operate CNBC and MSNBC, respectively, deliver content about cryptocurrencies, but none have a dedicated source for viewers to continuously consume that content.

Dependence on Customers

Currently, we are not, and plan not to be, dependent on one or a few major customers. Our business is designed to generate revenue from four primary categories of customers: (1) advertisers and sponsors of our BCTV content airing on our broadcast over-the-air content distribution platform (the “OTA Platform”), applications and websites, as well as through third-party broadcasters, cable television operators, and alternative video distribution platforms, such as YouTube, Roku, Pluto and Xumo; (2) viewers of our BCTV content, who form the audience that attracts advertisers and sponsors; and (3) third-party networks that lease channels on our OTA Platform.

Technology and Intellectual Property

We do not currently own any patents, trademarks or other intellectual property.

Governmental and Industry Regulations

Broadcast licenses are issued by and subject to the rules and regulations of the FCC, pursuant to the Communications Act of 1934. The FCC regulates broadcasting businesses and has the authority to issue, renew, revoke and modify broadcast licenses and impose penalties for the violation of its regulations. In the event we continue to conduct our business in the same manner prior the Change of Control, we would potentially be subject to FCC rules and regulations. In order to obtain, renew, assign or modify a license, purchase a new station or sell an existing station, we must obtain approval from the FCC.

Depending on our anticipated and future operations, we expect to continue to be subject to other federal and state laws and regulations that relate directly or indirectly to our operations, including federal securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities and Costs

We have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.

Facilities

Our principal executive office, at which minimal operations are conducted and which we do not own or lease, is located at 2500 Westchester Avenue, Suite 401, Purchase, New York.

Number of Total Employees and Number of Full Time Employees

We have one employee who serves as our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer.

Cautionary Note Regarding Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including statements regarding Madison’s capital needs, future cash flows, financial results, business strategy, business plans and objectives, current and future operations, intentions, expectations any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “likely”. “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “forecast”, “seek”, “target”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Madison’s files with the U.S. Securities and Exchange Commission (“SEC”).

Such forward-looking statements in this Annual Report, as well as in our other periodic reports on Form 10-Q and Form 8-K filed with the SEC, in our press releases, in our presentations, on our website and in other materials released to the public, are out of our control and subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this Annual Report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of such forward-looking statements. No assurance can be given that any of the assumptions relating to such forward-looking statements are accurate.

Such forward-looking statements are made as of the date of the filing of this Annual Report with the SEC and Madison disclaims any obligation to publicly update such forward-looking statements, or disclose any difference between its actual results and those reflected in such forward-looking statements, as a result of new information, future events or otherwise. The Company’s management may, from time to time, make oral forward-looking statements. Madison strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Madison’s other documents filed with the SEC should be read for a description of certain factors that could cause the actual results of Madison to materially differ from those in such oral forward-looking statements. Madison disclaims any intention or obligation to update or revise any such oral forward-looking statements whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties of which we are unaware or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Common Stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of losses, have not been profitable historically and may not achieve or maintain profitability in the future.

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

We have incurred net losses of $13.1 million and $14.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had accumulated deficit of $28.9 million.

We are not certain whether or when we will obtain a high enough volume of sales of our products and services to sustain or increase our growth or achieve or maintain profitability in the future. We expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we may, among other things, expend substantial financial and other resources on:

●	content production related to BCTV, including investments in expanding our content and production teams;

●	sales and marketing, including a significant expansion of our sales organization;

●	continued expansion of our business into adjacent geographic markets;

●	re-establishing our business operations after the Change of Control; and

●	general administration expenses, including legal and accounting expenses related to being a public company.

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

We have incurred debt in connection with our acquisitions of television station assets, some of which is currently in default, and this has and may continue to materially and adversely affected our financial condition and could restrict our operating flexibility.

In connection with our planned launch of BCTV, we issued promissory and convertible notes that include negative covenants that restrict our ability to, among other things: incur additional indebtedness; create liens or other encumbrances on assets; make loans, guarantees, investments and acquisitions; sell or otherwise dispose of assets; make negative pledges; enter into affiliate transactions; and make cash distributions to our stockholders.

In January 2023, outstanding principal amounts under the Notes of not less than $16.5 million were accelerated by Arena in its capacity as Agent due to the occurrence of certain events of default under the Notes, which ultimately resulted in the Change of Control.

On November 10, 2023, Philip Falcone, individually and on behalf of Madison and other named defendants, filed a Confession of Judgment affirming that a promissory note (the “Z4 Note”) had been issued by the Company, dated December 28, 2021, by Z4 Mgmt. LLC (“Z4”), which was guaranteed by each of FFO1 and FFO2. The Z4 Note was initially payable on February 15, 2022, and had an original principal balance of $500,000 with an interest rate of 12% per annum. The Z4 Note’s expiration date was extended to July 5, 2022, then further extended to March 31, 2023, and as of October 1, 2023, the revised principal balance, along with interest accrued, totaled $581,304. On such date, Z4 filed an Affidavit of Default affirming that the Z4 Note was in default and requesting a judgment in the amount of $581,304 against the Company, FFO1, FFO2, and Mr. Falcone personally, in favor of Z4. On December 5, 2023, a judgement in favor Z4 in the sum of $581,304 was rendered against us, Mr. Falcone, FFO1 and FFO2.

In addition to the defaults described above, as of the date of this Annual Report, and since the last day of the year ended December 31, 2022, we are in default under a certain loans payable for failure to pay principal and accrued interest on such loans, with an aggregate of approximately $3.5 million and $3.0 million of principal, accrued interest and late fees, as of such date and as of December 31, 2022, respectively. We have not yet made principal and interest payments on such notes when due and as a result, under terms of the notes, the interest rate is as much as 22% per annum. As a result of the Change of Control, we intend to strategize with the holders of such notes to extend, modify or otherwise revisit the terms of such indebtedness in order to resolve such outstanding defaults.

Such convertible notes and related obligations, including interest payments, covenants and restrictions, had and could have in the future important consequences, including the following:

●	reserving cash in order to satisfy the obligations relating to such notes could adversely affect the amount or timing of investments to grow our business, impairing our ability to invest in and successfully grow our business;

●	limit our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

●	result in foreclosure of certain pledged assets pursuant to such notes;

●	increase our vulnerability to general economic downturns, competition and industry conditions and we may be unable to take advantage of opportunities that our leverage prevents us from exploiting, placing us at a disadvantage to our competitors that are less leveraged; and

●	impose restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The obligations under such promissory and convertible notes could have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, our failure to comply with the covenants under such convertible notes could result in an event of default and acceleration of the outstanding balance, which could significantly harm our business and cause our stock price to decline.

Our products may never achieve market acceptance.

Our ability to generate revenues from sales of our products and services and to achieve profitability will depend upon our ability to successfully commercialize such products and services. Because we have not yet begun to offer any of our products or services for sale, we have no basis to predict whether any of our products or services will achieve market acceptance. A number of factors may limit the market acceptance of any of our products or services, including:

●	the competitive features of our products and services, including price, as compared to other similar products and services;
●	the extent and success of our marketing efforts and those of our collaborators;
●	unfavorable publicity concerning our products or similar products; and
●	the timing of regulatory approvals of our products or services and market entry compared to competitive products.

If we are unable to attract viewers or acquire customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain our existing customers, could materially and adversely affect our financial performance.

Our success depends on our ability to acquire new customers in new and existing vertical markets, and in new and existing geographic markets. If we are unable to attract a sufficient number of new customers, we may be unable to generate revenue growth at desired rates. The markets in which we now and may in the future operate are competitive and many of our competitors have substantial financial, personnel and other resources that they utilize to develop solutions and attract viewers and customers. As a result, it may be difficult for us to add new viewers and customers to our base. Competition in the marketplace may also lead us to attract fewer new viewers and customers or result in us providing discounts and other commercial incentives. Additional factors that impact our ability to acquire new viewers or customers include keeping pace with technological developments, including with respect to production and programming capabilities, network and information systems and the utility of our OTA Platform, as well as general economic conditions. These factors may have a meaningful negative impact on future revenues and operating results.

If we are unable to sell services to our customers and grow our customer retention rates, our future revenue and operating results may be harmed.

Our future success depends, in part, on our ability to deploy our services to viewers and other customers. This may require increasingly sophisticated and costly sales efforts and may not result in any sales. In addition, the rate at which our customers purchase our services may depends on a number of factors, including the perceived need for additional TV entertainment, information and other content as well as general economic conditions. If our efforts to sell our services to such viewers and customers are not successful, our business may suffer.

Our business model is predicated, in part, on building a customer base that will generate a recurring stream of revenue. If such revenue stream does not develop as expected, or if our business model changes as the broadcasting industry evolves, our operating results may be adversely affected.

Our business model is dependent, in part, on our ability to maintain and increase distribution to generate recurring revenues. Our customers may not utilize our television broadcast assets at the same rate at which we intend them to do currently. If our customers are to reduce their utilization, our recurring revenue stream relative to our total revenues would be reduced and our operating results would be adversely affected.

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

Our brand, reputation and ability to attract, retain, and serve our customers will be dependent in part upon the reliable performance of our products and infrastructure.

Our brand, reputation and ability to attract, retain, and serve our customers will be dependent in part upon the reliable performance of, and the ability of our customers to access and use our television broadcast assets. We may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, equipment failure, human or software errors, capacity constraints, and fraud or cybersecurity attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

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

Any disruptions or other performance problems with our television broadcast assets could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers not to renew any subscriptions that we may offer.

If we are not able to position our brand or reputation as an industry leader, our business and operating results may be adversely affected.

We believe that if we position ourselves as the leader in next-generation television, it will help build relationships with our end-user customers and our ability to attract customers and reseller partners. The successful promotion of our brand will depend on multiple factors, including our marketing efforts, our ability to continue to deliver a superior customer experience and develop high-quality features and our ability to successfully differentiate our broadcast services from those of our competitors. Our brand promotion activities may not be successful or yield increased revenue. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, and as we expand into new geographies and vertical markets. To the extent that these activities yield increased revenue; this revenue may not offset the increased expenses we incur. If we do not successfully position our brand and reputation as an industry leader, our business and operating results may be adversely affected.

We are dependent on the continued services and performance of Thomas Amon and other key employees we intend to hire in the future, as well as on our ability to successfully hire, train, manage and retain qualified personnel.

Our future performance depends on the continued services and contributions of Thomas Amon, our President, Chief Executive Officer and Chief Financial Officer, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key man insurance for Mr. Amon. From time to time, there may be changes in our senior management team resulting from the termination or departure of executive officers and key employees. We currently intend for our senior management and key employees to be generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of Mr. Amon, or any other future key employees, for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition and results of operations.

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain personnel. We expect to face escalating compensation demands from new and prospective employees, as well as intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we intend to operate, and we cannot ensure that we will be able to attract, motivate and/or retain additional qualified employees in the future. If we are unable to attract new employees or retain Mr. Amon, we may not be able to adequately develop, market and maintain new products or services at the same levels as our competitors and may, therefore, lose customers and market share. Our failure to attract and retain personnel could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like, or at all.

If we cannot maintain our Company’s culture as it grows, we could lose the innovation, teamwork, passion and focus on execution that we believe contributes to a successful business and as a result, our business may be harmed.

We believe that a critical component to a successful business is mission-driven company culture based on a shared commitment to make television accessible to younger consumers, which we believe fosters innovation, teamwork, passion for customers, a focus on execution, and facilitates critical knowledge transfer, knowledge sharing and professional growth. Any failure to preserve such culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and develop the Company’s infrastructure, we may find it increasingly difficult to maintain these important aspects. If we fail to do so, our business may be adversely impacted.

If we are unable to compete effectively with new entrants and other potential competitors, our sales and profitability could be adversely affected.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we may participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products that compete with theirs or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact prices that partners and customers are willing to pay in those countries and regions. We cannot be certain that we will be successful in developing and introducing products with enhanced functionality on a timely basis, or that our product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or otherwise harm our operating results.

We may in the future acquire or invest in, businesses, television broadcast assets or other assets or technologies that we believe could complement or expand our business, enhance our capabilities or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of any future acquisitions or anticipated benefits may not transpire. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, products, services and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

●	unanticipated costs or liabilities associated with the acquisition;

●	incurrence of acquisition-related costs, which would be recognized as a current period expense;

●	inability to generate sufficient revenue to offset acquisition or investment costs;

●	inability to maintain relationships with customers and partners of the acquired business;

●	difficulty of incorporating acquired technology and rights into our operations and of maintaining quality and security standards consistent with our intended brands;

●	delays in customer purchases due to uncertainty related to any acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business and diversion of management and employee resources;

●	inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and

●	use of substantial portions of our available cash and equity or the incurrence of debt to consummate the acquisition.

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

In addition, a significant portion of the purchase price of companies we may acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.

Because our services may collect and store viewer and related information, domestic and international privacy and cyber security concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products or services.

We may be affected by cyber-attacks and other means of gaining unauthorized access to our products, services, systems, and data. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we take measures to protect the security of personal information, it is possible that our security controls over personal information and other practices we follow may not prevent the unauthorized access to, or the unintended release of, personal information. In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practices insufficient. If there is a breach of our computer systems and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual and may be subject to significant fines and penalties. In the event of a breach, we could face government scrutiny or consumer class actions.

Cybersecurity incidents directed at us or third-parties with whom we have relationships can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and such third-parties expect to collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees. Additionally, we expect to rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. We expect to experience attempted routine cyber-attacks of our information technology networks, such as through phishing scams and ransomware. Although we do not except any of these actual or attempted cyber-attacks to have a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we may be at higher risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes owned by us or such third-parties; facility security systems, owned by us or such third-parties; in-product technology owned by us or such third-parties; any integrated software in our solutions; or customer or other data that we process or such third-parties process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of any of our facilities or equipment; or affect the performance of in-product technology and any integrated software in our solutions.

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

Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deterring people from using our products or services; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

We may be subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business.

We may be subject to a number of domestic and international laws and regulations that apply to cloud services and the internet generally. These laws, rules and regulations address a range of issues, including data privacy and cyber security, breach notification and restrictions or technological requirements regarding the collection, processing, use, storage, protection, disclosure, retention or transfer of data. The regulatory framework for online services, data privacy and cyber security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state, local and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, processing, use, storage and disclosure of information, web browsing and geolocation data collection, data analytics, facial recognition, cyber security and breach response and notification procedures. Furthermore, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to develop our business, we are, and may increasingly become subject to various laws, regulations, and standards, and may be subject to contractual obligations relating to data privacy and security in the jurisdictions in which we operate. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers may voluntarily share. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, industry self-regulatory principles, or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to data privacy or security could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and result in the imposition of monetary penalties.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.

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

We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom it relies in relation to various products or services, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy and/or data concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products or services. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products or services by current and future customers, or adversely impact our ability to attract and retain workforce talent. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of our employees or directors and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business.

Periods of rapid growth and expansion could place a significant strain on our resources, including our future employees, which could negatively impact our operating results.

We may experience periods of rapid growth and expansion, which may place a significant strain and demands on our management, our operational and financial resources, customer operations, research and development, sales and marketing, administrative, and other resources. To manage our possible future growth effectively, we will be required to continue to improve our management, operational and financial systems. Future growth would also require us to successfully hire, train, motivate and manage employees. In addition, our continued growth and the evolution of our business plan will require significant additional management, technical and administrative resources. If we are unable to manage our growth successfully, we may not be able to effectively manage the growth and evolution of our current business and our operating results could suffer.

Our future performance may depend on the success of products and services we have not yet developed or acquired.

Our success depends on the development, implementation and acceptance of our products and services. Commitments to develop new products and services must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products and services outdated or uncompetitive before their introduction. Our ability to develop products and services to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness. We may expend considerable funds and other resources on the development of our products and services without any guarantee that these products will be successful. If we are not successful in bringing one or more products or types of services to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, our revenues may decline and our results of operations could be seriously harmed.

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

We expect to require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and expect to require additional funds to respond to business challenges, including the potential need to develop new business segments, services, features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we expect to need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities that we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to it, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to it when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern without additional capital-raising activities. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Failure to secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual and current reports with the SEC with respect to our business and operating results. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources.

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We will remain a smaller reporting company until the beginning of a fiscal year in which we had a public float of $250 million held by non-affiliates as of the last business day of the second quarter of the prior fiscal year, assuming our Common Stock is registered under Section 12 of the Exchange Act on the applicable evaluation date. Even if we remain a smaller reporting company, if our public float exceeds $250 million and our annual revenues are greater than $100 million, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act.

As a result of being a public company, we are responsible for establishing and maintaining adequate internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate the material weaknesses, or if we fail to develop and maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable laws and regulations could be impaired, which may adversely affect our business and the price of our Common Stock.

As a public company, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K that we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

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

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. Additionally, the limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses:

(1) lack of a functioning audit committee and no outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) inadequate segregation of duties consistent with control objectives;

(3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. generally accepted accounting principles (“GAAP”) and SEC disclosure requirements; and

(4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2022 and the preparation of our 2023 quarterly financial statements.

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

The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our Common Stock. Our failure to design and maintain effective internal control over financial reporting could also result in errors in our consolidated financial statements that could result in a restatement of such financial statements, and could cause us to fail to meet such time periods, any of which could diminish investor confidence in us and cause a decline in the price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, our Common Stock no longer being quoted on the over-the-counter market, harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of such change.

We may be vulnerable to continued global economic uncertainty causing volatility in financial markets.

Our business may be sensitive to changes in general economic conditions and the financial markets inside the United States and internationally, which have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. We believe these disruptions are likely to have an ongoing adverse effect on the world economy. A continued economic downturn and financial market disruptions could have a material adverse effect on our business, financial condition and results of operations. Any uncertainties relating to COVID-19 or other adverse public health developments, inflation, the foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine, or global supply chain disruptions may cause consumers, businesses, and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products or services could decrease and differ materially from current expectations. Further, some of our customers may require substantial financing in order to fund their operations and subscribe or purchase products or services from us. The inability of these customers to obtain sufficient credit to finance purchases of our products or services and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand and could adversely impact our financial results.

Risks Related to Our Common Stock

The market price of our Common Stock is likely to be highly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, and you may lose some or all of your investment.

The market for our Common Stock is characterized by significant price volatility when compared to the securities of larger, more established companies that have large public floats, and we expect that the price of our Common Stock will continue to be more volatile than the securities of such larger, more established companies for the indefinite future. The volatility in the price of our Common Stock is attributable to a number of factors. First, as noted above, our Common Stock is, compared to the securities of such larger, more established companies, sporadically and thinly traded. The price of our Common Stock could, for example, decline precipitously in the event that a large number of shares of our Common Stock is sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares of Common Stock on the market more quickly and at greater discounts than would be the case with the securities of a larger, more established company that has a large public float. Such volatility can also occur due to a variety of other factors, including the following:

●	the inability to maintain the quotation of the Common Stock on the over-the-counter market;

●	changes in applicable laws or regulations;

●	risks relating to the uncertainty of our projected financial information; and

●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Common Stock, regardless of our actual operating performance. Many of these factors are beyond our control and may decrease the market price of our Common Stock regardless of our operating performance.

Volatility in the prices of our Common Stock could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities or the completion of a merger. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our Common Stock is quoted on the Experts Market tier of the OTC Markets Group Inc., which may have an unfavorable impact on the price of our Common Stock and liquidity. Our Common Stock may not be eligible for listing on a national securities exchange.

Our Common Stock is quoted on the Experts Market tier of OTC Markets Group, Inc. This tier is a significantly more limited market than other national securities exchanges, such as those operated by The Nasdaq Stock Market LLC. The quotation of our Common Stock on the over-the-counter market may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. There is no guarantee that any such national securities exchange or other quotation system will permit our Common Stock to be listed and traded. As a result, investors may find it difficult to buy or sell or obtain accurate quotations for our Common Stock, and the liquidity of our Common Stock remain limited. These factors may have an adverse impact on the trading and price of our Common Stock.

We cannot predict the extent to which an active public trading market for our Common Stock will develop or be sustained. If an active public trading market for our Common Stock does not develop or cannot be sustained, you may be unable to liquidate your investment in our securities.

At present, there is minimal public trading in our Common Stock. We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on market price. We cannot give you any assurance that an active public trading market for our securities will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our securities.

U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of Common Stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares of Common Stock and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Because certain of our stockholders control a significant number of shares of our Common Stock, they may have effective control over actions requiring stockholder approval.

As of the date of the filing of this Annual Report and in part due to the Change of Control, Arena, together with its affiliates, beneficially owns an aggregate of 2,347,661,906 shares of Common Stock as well as all shares of outstanding Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), providing such holder the ability to vote approximately 90.2% of the total voting power of our capital stock. One of the entities affiliated with Arena, Portents Holdings LLC, beneficially owns all of our outstanding Series B Preferred Stock, which shares alone entitles it to voting power equivalent to the number of votes equal to 51% of the total voting power of each class of stock outstanding. Due to such disproportionate voting power, new investors will not be able to effect a change in our business or management, and therefore, stockholders would have limited recourse as a result of decisions made by management. As a result, Arena has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Arena has the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our Common Stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, the price of our Common Stock and trading volume could decline.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock, change their opinion, or reduce the target stock price for our Common Stock, our Common Stock price would likely decline. If one or more of these analysts do not publish reports on us regularly or at all, we will not likely have visibility in the financial markets, which could cause our Common Stock price or trading volume to decline.

Because we do not anticipate paying any cash dividends on our shares of Common Stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain if you hold such shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and we do not anticipate declaring or paying any cash dividends on our Common Stock for the foreseeable future. As a result, capital appreciation, if any, of our Common Stock would be your sole source of gain on an investment in such shares for the foreseeable future.

A large number of outstanding shares of our Common Stock is currently restricted from resale. The number of shares eligible for public sale upon the lapse of such restrictions and conversions of outstanding convertible notes and preferred stock could depress the market price of our Common Stock dilute the ownership interests of existing stockholders.

The following summarizes certain transactions in which a large number of shares of Common Stock were issued, which shares are currently restricted from resale but may in the future be sold upon the lapse of such restrictions:

●	In connection with the issuance of convertible notes to the Investors, we issued to them shares of our Series F convertible preferred stock, par value $0.001 per share (“Series F Preferred Stock”), which was subsequently converted into 192,073,017 shares of Common Stock.

●	In connection with the issuance of a promissory note to Z4 in December 2021, we issued it warrants to purchase up to 500,000 shares of our Common Stock.

●	155,000 issued and outstanding shares of our Series D convertible preferred stock, par value $0.001 per share (the “Series D Preferred Stock”), may be converted into 155,000,000 shares of Common Stock.

●	We have issued 1,152,500 shares of the Series E-1 convertible preferred stock, par value $0.001 per share (the “Series E-1 Preferred Stock”), which were issued in September 2021 and automatically convert into 1,152,500,000 shares of Common Stock two years from the date of issuance. The Company has not processed such conversions as of the date of this Annual Report.

●	We have issued 39,895 shares of Series H convertible preferred stock, par value $0.001 per share (the “Series H Preferred Stock”), which may be converted into 39,895,000 shares of Common Stock.

●	As of the date of this Annual Report, the outstanding aggregate principal balance, including accrued interest, of outstanding convertible notes, excluding the Investors’ Notes all of which are currently in default is convertible into approximately 163,000,000 shares of Common Stock.

Sales of our Common Stock as such restrictions are lifted and such conversions occur (or in connection with any anticipated conversions) may make it more difficult for us to sell our Common Stock and other equity securities in the future at a time and at a price that we deem appropriate. Such conversions and sales could also cause the trading price of our Common Stock to fall and dilute the ownership of our existing stockholders.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our organizational documents could discourage a takeover that stockholders may consider favorable.

Our articles of incorporation, as amended (“Articles of Incorporation”), authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying, or preventing a change in control of the Company. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of the Company. Currently, shares of our Series B Preferred Stock, Series D Preferred Stock, Series E-1 Preferred Stock and Series H Preferred Stock are currently outstanding, each with preferential rights over the Common Stock.

Our Articles of Incorporation, amended and restated bylaws (“Bylaws”) and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause the prices of our securities to decline.

Our Articles of Incorporation, Bylaws and Nevada law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are currently authorized to issue up to 50,000,000 shares of “blank check” preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. Currently, shares of our Series B Preferred Stock, Series D Preferred Stock, Series E-1 Preferred Stock and Series H Preferred Stock are currently outstanding, each with preferential rights over the Common Stock. The terms of such series of preferred stock any other series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. Such classes of preferred stock now and hereinafter issued could materially adversely affect the rights of the holders of our securities, and therefore, reduce the value of our securities. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by current management.

Our Articles of Incorporation, Bylaws or Nevada law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

●	the inability of our stockholders to call a special meeting;
●	the right of our Board of Directors to issue preferred stock without stockholder approval; and
●	the ability of our directors to fill vacancies on our Board of Directors.
●	Provisions of our Articles of Incorporation, Bylaws or Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Articles of Incorporation, our Bylaws or Nevada law, as applicable, among other things, may provide our Board of Directors with the ability to alter our Bylaws without stockholder approval, and provide that vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum.

In addition, we are subject to Nevada’s Combination with Interested Stockholders Statute (Nevada Revised Statutes 78.411 – 78.444), which prohibits an interested stockholder from entering into a “combination” with the corporation, unless certain conditions are met. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our Board of Directors. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our Common Stock to decline.

We are also subject to Nevada’s Acquisition of Controlling Interest Statute (Nevada Revised Statutes 78.378 – 78.3793), which prohibits an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages. These provisions have the effect of discouraging or delaying from acquiring or merging with us.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

We are a remote-only company. Accordingly, we maintain basic headquarters at 2500 Westchester Avenue, Suite 401, Purchase, New York, for which there is no lease.

Item 3. Legal Proceedings

Other than the following proceedings, we are not a party to any material pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any material pending legal proceedings.

On October 12, 2023, the Supreme Court of the State of New York in the County of Albany entered a final judgment against the Company approving the request of the Workers’ Compensation Board of the State of New York, the plaintiff in the case, seeking recovery of an outstanding assessment/award in the sum of $7,500.

On November 10, 2023, Philip Falcone, individually and on behalf of Madison and other named defendants, filed a Confession of Judgment affirming that the Z4 Note had been issued to the Company, dated December 28, 2021, by Z4 Management, which was guaranteed by each of FFO1 and FFO2. The Z4 Note was initially payable on February 15, 2022, and had an original principal balance of $500,000.00 with an interest rate of 12% per annum. The Z4 Note’s expiration date was extended to July 5, 2022, then further extended to March 31, 2023, and as of October 1, 2023, the revised principal balance, along with interest accrued, totaled $581,304. On such date, Z4 Management filed an Affidavit of Default affirming that the Z4Note was in default and requesting a judgment in the amount of $581,304 against Madison, FFO1, FFO2, and Mr. Falcone personally in favor of Z4 Management. On December 5, 2023, a judgement in favor Z4 Management in the sum of $581,304 was rendered against Madison, Mr. Falcone, FFO1 and FFO2.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock was quoted on the Pink Open Market maintained by the OTC Markets Group Inc. (the “OTC”) under the symbol “MDEX” from April 26, 2006 to July 14, 2023 and is now quoted on the Expert Market operated by the OTC since July 17, 2023. Quotations of Expert Market securities are restricted from public viewing. It is our objective that the Common Stock once again be quoted on the Pink Open Market, but there is no assurance that we will be successful in such regard. The following table lists the high and low prices of our Common Stock for each of our fiscal quarters for the last two fiscal years and for the interim period ended September 30, 2023. The price information was obtained from the OTC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High and Low Prices of the Common Stock
For the Period Ended	High	Low	Source
September 30, 2023	$0.0017	$0.002	OTC Markets Group Inc.
June 30, 2023	$0.0042	$0.0012	OTC Markets Group Inc.
March 31, 2023	$0.0174	$0.0016	OTC Markets Group Inc.
December 31, 2022	$0.031	$0.003	OTC Markets Group Inc.
September 30, 2022	$0.110	$0.000	OTC Markets Group Inc.
June 30, 2022	$0.218	$0.067	OTC Markets Group Inc.
March 31, 2022	$0.250	$0.050	OTC Markets Group Inc.
December 31, 2021	$0.310	$0.034	OTC Markets Group Inc.
September 30, 2021	$0.777	$0.130	OTC Markets Group Inc.
June 30, 2021	$1.070	$0.300	OTC Markets Group Inc.
March 31, 2021	$0.940	$0.190	OTC Markets Group Inc.

(b) Holders of Record

We have approximately 52 holders of record of our Common Stock as of December 31, 2022, according to a shareholders list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of Common Stock held in street name. The transfer agent for our Common Stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119 and its telephone number is (800) 785-7782.

(c) Dividends

We have declared no dividends on our Common Stock, and we are not subject to any restrictions that limit our ability to pay dividends on our shares of Common Stock. Dividends are declared at the sole discretion of our Board of Directors and we do not plan to pay dividends in the future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, we have not adopted an equity compensation plan.

(e) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On February 17, 2021, we entered into a securities purchase agreement with the Investors, pursuant to which we issued the Notes. In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock.

On September 24, 2021, we issued to the Investors warrants to purchase up to 192,073,016 shares of Common Stock.

On December 28, 2021, in connection with the issuance of the Z4 Note, we issued to Z4 Management a warrant to purchase up to 500,000 shares of our Common Stock at $0.025 per share.

On March 1, 2022, we issued to Mr. Zenna, then our director, a warrant to purchase up to 500,000 shares of our Common Stock at $0.025 per share.

In 2022, we sold a total of $2,520,000 of notes payable, some of which are convertible into our Common Stock at fixed prices, and we issued certain noteholders warrants to purchase up to an aggregate of 10,600,000 shares of our Common Stock at prices ranging from $0.02 to $0.025 per share.

In 2023 to date, we sold a total of $220,000 of notes payable to two noteholders, which are convertible into our Common Stock at fixed prices of $0.02 per share, and we issued such holders warrants to purchase an aggregate of 40,000,000 shares of our Common Stock at prices ranging from $0.02 to $0.025 per share.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR PLAN OF OPERATION OF SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

RECENT DEVELOPMENTS

On January 28, 2023, the Agent for the Investors delivered a notice to us (the “Acceleration Notice”) stating that the Agent and Investors (a) elected to hereby cause the outstanding principal amount of the Investor Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof, to become immediately due and payable in cash, (b) intended to commence legal action to collect any or all of the amounts due under the Investor Notes, and (c) sought the appointment of a receiver or trustee as a means of realizing proceeds on their collateral.

On February 1, 2023, we entered into the Partial Foreclosure Agreement with the Investors pursuant to which we transferred ownership of our FCC licenses and other broadcast television assets to a third-party entity controlled by the Investors. In consideration therefor, the Investors agreed to reduce the indebtedness under the Notes by a $11,600,000.

On September 21, 2023, the Agent delivered a notice to us that the Agent exercised the Investors’ rights to vote the Pledged Interests and to exercise the Pledgees’ rights, powers and privileges, to pass certain resolutions and to amend our bylaws then in effect to, among other things, (i) remove the Board of Directors and all Company officers, and (ii) reduce the number of the Board of Directors from three directors to one director. As a result of the Agent sending such notice and exercising its rights to vote the Pledged Interests, a Change of Control occurred.

In addition to the defaults described above, as of the date of this Annual Report, and since the last day of the year ended December 31, 2022, we are in default under a certain loans payable for failure to pay principal and accrued interest on such loans, with an aggregate of approximately $3.5 million and $3.0 million of principal, accrued interest and late fees, as of such date and as of December 31, 2022, respectively. As a result of the Change of Control, we intend to strategize with the holders of such notes to extend, modify or otherwise revisit the terms of such indebtedness in order to resolve such outstanding defaults.

On November 6, 2023, the shareholders of the Company removed Philip Falcone and Warren Zenna as our directors and appointed Thomas Amon as the sole member of our board of directors. Mr. Amon removed all our officers and was appointed as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

RESULTS OF OPERATIONS

Our consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Years Ended December 31, 2022 and December 31, 2021

General and administrative expenses

General and administrative expenses increased to $629,619 for the year ended December 31, 2022, from $8,478 for the year ended December 31, 2021. The increase was primarily the result of recruiting and hiring employees and outside talent to develop BCTV content and distribution arrangements.

Professional Fees

Professional fees increased to $1,910,039 for the year ended December 31, 2022, from $411,447 for the year ended December 31, 2021. The increase was primarily the result of an increase in the consulting, legal and accounting expense associated with regulatory filings for the SEC, developing the business and fundraising efforts.

Goodwill Impairment Loss

Our goodwill impairment loss was $0 and $4,224,962 for the years ended December 31, 2022 and 2021, respectively. Due to a sustained decline in the market capitalization of our Common Stock during the fourth quarter of 2021, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of our operations for the purposes of performing a goodwill impairment assessment, including management’s assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premiums, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in our market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $4,224,962 recorded in the consolidated financial statements for the year ended December 31, 2021.

Loss from Impairment of Long-Lived Assets

Our loss from impairment of long-lived assets was $197,427 and $0 for the years ended December 31, 2022 and 2021, respectively. Our intangible assets primarily consist of our domain names and access to a third-party streaming platform for our BCTV business, which are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. Based on management’s assessment of the lack of revenue to date and the prospects for future revenues using the intangible assets, we fully impaired the assets and recognized an impairment charge of $197,427 in the year ended December 31, 2022.

Interest Expense

Interest expense increased to $5,952,153 for the year ended December 31, 2022, from $5,260,417 for the year ended December 31, 2021. The increase resulted primarily from accruing default interest on the $16,500,000 of principal amount of Notes issued to the Investors starting on January 1, 2022.

Gain on Debt Extinguishment

Our gain on debt extinguishment was $0 for the year ended December 31, 2022, as compared to $9,126,294 for the year ended December 31, 2021. In 2021, we recognized a non-cash net gain when we amended the conversion price of the Notes held by the Investors and when we extinguished outstanding notes payable by issuing shares of our Series D Preferred Stock.

Gain from Derivative That is not Designated in a Hedging Relationship

Our gain from derivative that is not designated in a hedging relationship was $0 and $10,065,713 for the years ended December 31, 2022 and 2021, respectively.

Discontinued Operations

Our loss from discontinued operations was $3,671,407 and $3,418,293 for the years ended December 31, 2022 and 2021, respectively. Effective February 1, 2023, we entered into the Partial Foreclosure Agreement with the Investors, pursuant to which we transferred our ownership of the assets associated with the broadcast television business of Sovryn, then our subsidiary, in consideration for a $11,600,000 reduction in the indebtedness due under the Investor Notes. As a result, the revenues, expenses, assets and liabilities of Sovryn are included as discontinued operations for the years ended December 31, 2022. Included in the loss from discontinued operations for the year ended December 31, 2022 is a $1,144,491 loss from impairment of our long-lived assets. On November 15, 2021, we sold our subsidiary, CZJ License Inc. and designated its operations as discontinued.

Net Loss

Net loss decreased to $13,139,810 for the year ended December 31, 2022, from $14,262,579 for the year ended December 31, 2021. The decrease was primarily the result of a one-time $4,224,962 goodwill impairment loss in 2021 that was partial offset by a $1,144,941 loss from impairment of long-lived assets from discontinued operations and a $197,427 loss from impairment of long-lived assets from continuing operations. Net loss on a basic and diluted basis of $0.008 per share for the year ended December 31, 2022, based on 1,599,829,313 weighted average shares outstanding, as compared to a net loss of $0.04 per share for the year ended December 31, 2021, based on 352,843,639 weighted average shares outstanding. The increase in weighted average shares outstanding relates primarily to issuances of 192,073,017 shares to the Investors on October 11, 2021 in connection with the Notes we issued, the 1,091,388,889 shares we issued on October 11, 2021 to holders of shares of Series E-1 Preferred Stock pursuant to an exchange agreement and the 255,555,556 shares we issued on November 2, 2021 in exchange for shares of our Preferred Series Stock, which were outstanding for all of 2022.

Liquidity and Capital Resources

Cash and Working Capital

As at December 31, 2022, we had $0 in cash and a $13,860,314 working capital deficit, compared to cash of $729 and working capital deficit of $3,673,317 as at December 31, 2021. The increase in the working capital deficit primarily resulted from classifying our obligations under the Investor’s Notes as a current liability as a result of us being in default under the Notes during the year ended December 31, 2022.

We will require additional capital to meet our long- and short-term operating requirements. For the year ended December 31, 2022, our principal source of liquidity was our cash that we obtained from borrowings. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Operating Activities

We used cash of $2,820,304 in operating activities for the year ended December 31 2022, compared to cash used of $2,802,410 in operating activities during the year ended December 31, 2021.

Net Cash Used in Investing Activities

We used cash of $0 in investing activities during the year ended December 31,2022, compared to cash used of $855,750 in investing activities during the year ended December 31, 2021. In the year ended December 31,2021, we used cash to make loans to Top Dog Productions Inc. to build out our website. Top Dog Productions, Inc. is a Los Angeles based TV production company that assisted us with developing BCTV content and production of short segments as prototypes. On September 9, 2021, we issued a secured promissory note with Top Dog Productions, Inc. in the aggregate principal sum of up to $2,000,000. accruing interest at a rate of 5% per annum. As of December 31, 2022, we advanced $527,624 and accrued $26,510 in interest receivable. Based on management’s assessment of the collectability of the principal and interest, we recognized an allowance for the entire amount and included the charge in bad debt expense for the year ended December 31, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $1,752,000 came primarily from proceeds from subordinated loans entered into during the year ended December 31, 2022, compared to $20,982,000 of cash provided by financing activities during the year ended December 31, 2021, which consisted primarily of the proceeds from the Arena financing in February 2021, share subscriptions received, but not issued, for our Series G convertible Preferred Stock, par value $0.001 per share (the “Series G Preferred Stock”), and proceeds from subordinated loans.

Discontinued Operations

In the fourth quarter of 2022, management at that time determined that Sovryn’s television broadcast business was not an efficient use of our resources to develop and launch BCTV, our core business, and sought to exit Sovryn’s business and reduce Madison’s senior debt it incurred in connection with acquiring Sovryn’s assets and creating its business. As a result, Sovryn is recognized as a discontinued operation in the accompanying consolidated financial statements. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. The following is a summary of Sovryn for the years ended December 31, 2022 and 2021:

	2022	2021
Assets
Current assets	$126,331	$942,713
Property, equipment and right-of-use assets	1,440,937	2,887,328
Intangible assets	10,159,063	12,029,646
	11,726,331	15,859,687
Liabilities
Accounts payable and accrued liabilities	1,118,174	508,779
Lease liability obligations	1,464,728	1,468,495
	2,582,902	21,977,274

Revenues	1,920,612	1,243,655
Selling, general and administrative	(509,867)	(531,899)
Television operation	(344,260)	(267,193)
Amortization	(323,484)	(180,210)
Professional fees	(1,178,043)	(1,652,095)
Interest expense	175,695	(292,704)
Loss on asset disposals	(52,668)	(1,737,847)
Impairment loss	(3,008,013)	—

Loss from discontinued operations	$(3,671,407)	$(3,418,293)

Purchase of Significant Equipment

As of December 31, 2022, we had no intention to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at December 31, 2022.

Going Concern

The independent auditors’ reports accompanying our December 31, 2022 and 2021 consolidated financial statements in this Annual Report contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Transactions with Related Parties

In March 2021, we entered into a consulting agreement with Zenna Consulting Group, Inc. (“Zenna Consulting”), a corporation affiliated with Warren Zenna, who served as a Board member at such time, to provide oversight of marketing and communications services, which ended on July 31, 2021. We paid Zenna Consulting $0 and $57,000 fees in the years ended December 31, 2022 and 2021, respectively. Mr. Zenna was a member of our Board of Directors until November 6, 2023. On March 1, 2022, we granted a warrant to Mr. Zenna to purchase up to 500,000 shares of our Common Stock at $0.025 per share at any time beginning September 1, 2022 and ending September 1, 2026. We estimate the value such warrant to be approximately $9,000, based on the $0.018 market price per share of our Common Stock on March 1, 2022.

On April 7, 2021, we issued 1,500,000 shares of our Common Stock valued at $1,500 to Mr. Canouse in exchange for transferring his 100 shares of our Series B Preferred Stock to FFO1, an entity controlled by Mr. Falcone, then our Chief Executive Officer and Chairman of our Board of Directors. The 100 shares of Series B Preferred Stock provide the holder thereof the right to vote 51% of the voting power of each class of outstanding voting shares of capital stock. FFO1 also held 461,000 shares of Series E-1 Preferred Stock and FFO2 held 461,000 shares of Series E-1 Preferred Stock. Lisa Falcone, wife of Mr. Falcone, is the trustee of FFO2 and Ms. Falcone has shared voting and dispositive power. Such shares of preferred stock held by FFO1 and FFO2 are included in the Pledged Assets.

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, pursuant to which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, Sovryn entered into a consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the years ended December 31, 2022 and 2021, we paid GreenRock LLC $420,000 and $315,000 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and is our former Chief Executive Officer. We paid GreenRock LLC bonuses of $505,972 for the year ended December 31, 2022.

On February 1, 2023, we entered into the Partial Foreclosure Agreement with the Investors pursuant to which we transferred ownership of our FCC licenses and other broadcast television assets to a third-party entity controlled by the Investors. In consideration therefor, the Investors agreed to reduce the indebtedness under the Notes by $11,600,000. On September 21, 2023, the Agent for the Investors delivered to us a notice that the Agent has exercised the Investors’ rights to vote the Pledged Interests, including the 100 shares of our Series B Preferred Stock, and to exercise the Pledgees’ rights, powers and privileges to pass certain resolutions and to amend our bylaws then in effect to, among other things, (i) remove the Board of Directors and all Company officers, and (ii) reduce the number of the Board of Directors from three directors to one director. As a result of the Agent sending such notice and exercising its rights to vote the Pledged Interests, a Change of Control occurred.

On November 6, 2023, the shareholders of the Company removed Philip Falcone and Warren Zenna as our directors and appointed Thomas Amon as the sole member of our board of directors. Mr. Amon removed all our officers and appointed himself as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, in our Notes to the consolidated financial statements included in this Annual Report.

Critical Accounting Policies

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 1 of the Notes to the consolidated financial statements included in this Annual Report. Certain of the policies require management to make significant and subjective estimates or assumptions that may deviate from actual results. In particular, management makes estimates regarding the useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of our reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and estimates of expense related to our debt and equity instruments. Each of these estimates is discussed in greater detail in the following discussion.

Long-Lived Assets, Depreciation and Amortization Expense and Valuation

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset, or related asset group, may not be recoverable from estimated future undiscounted cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2022, we recognized that we would not complete the acquisition of the TV station assets of W27EB and KPHE TV and we wrote off $1,150,000 in deposits paid to sellers of those assets.

For the year ended December 31, 2022, our intangible assets primarily consisted of our domain names and access to a third party streaming platform for our BCTV business, which are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. Based on management’s assessment of the lack of revenue to date and the prospects for future revenues using the intangible assets, we fully impaired the assets and recognized an impairment charge of $197,427 in the year ended December 31, 2022.

Goodwill Valuation

Management performed the annual goodwill impairment assessment as of December 31, 2021 and concluded that our goodwill for the Sovryn acquisition was impaired as of that date. Goodwill is tested annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We follow a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its implied fair value. For the year ended December 31, 2022, we had no goodwill.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Madison Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Technologies Inc. (the “Company”) as of December 31, 2022 and 2021, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since March 28, 2022
PCAOB ID 5041
Lakewood, CO
January 24, 2024

MADISON TECHNOLOGIES INC.

CONSOLIDATED Balance Sheets

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$—	$729
Prepaid expenses	12,722	—
Note receivables	—	738,878
Assets from discontinued operations	11,726,332	15,859,685
	11,739,054	16,599,292

Intangible assets, net	—	167,000
Investments	100	100

Total Assets	$11,739,154	$16,766,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$741,399	$283,024
Derivative liability	4,429,329	3,464,529
Promissory notes	936,112	491,741
Convertible notes	1,883,295	850,000
Interest payable on senior secured notes	3,300,000	453,750
Senior secured notes, net of discount	14,599,240	12,919,392
Liabilities from discontinued operations	2,582,902	1,977,273
Total liabilities	28,472,277	20,439,709

Preferred Shares - Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, 0 issued and outstanding, December 31, 2022 and 2021, respectively;	—	—
Preferred Shares - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, December 31, 2022 and 2021, respectively; 75,000 converted	155	155
Preferred Shares - Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 0 issued and outstanding, December 31, 2022 and 2021, respectively; 1,000 shares exchanged for Series E-1	—	—
Preferred Shares - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 and 0 shares issued and outstanding, December 31, 2022 and 2021, respectively;	1,153	1,153
Preferred Shares - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 issued and outstanding, December 31, 2022 and 2021, respectively; 1,000 shares converted	—	—
Preferred Shares - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 issued and outstanding, December 31, 2022 and 2021, respectively; 4,600 shares converted	—	—
Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, December 31, 2022 and 2021, respectively	40	40

STOCKHOLDERS’ DEFICIT

Preferred Shares – 50,000,000 shares authorized, $0.001 par value Preferred Shares - Series A, $0.001 par value; 3%, stated value $100 per share, 100,000 shares designated, 0 shares issued and outstanding, December 31, 2022 and 2021, respectively	—	—
Preferred Shares - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, December 31, 2022 and 2021, respectively	—	—
Common Shares - $0.001 par value; 6,000,000,000 shares authorized, 1,603,095,243 shares issued and outstanding, December 31, 2022 and 2021, respectively	1,603,095	1,599,095
Additional Paid in Capital	10,549,265	10,473,261
Accumulated deficit	(28,886,831)	(15,747,021)
Total stockholders’ deficit	(16,734,471)	(3,674,665)
Total liabilities and stockholders’ deficit	$11,739,154	$16,766,392

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2022	December 31, 2021

Revenues	$—	$—
Operating Expenses
General and administrative	629,619	8,478
Professional fees	1,910,039	411,447
Bad debt expense	818,279	—
Long-lived assets impairment loss	197,427	—
Goodwill impairment loss	—	4,224,962

Total operating expenses	3,555,364	4,644,887

Loss before other expense	(3,555,364)	(4,644,887)

Other income (expense)
Interest expense	(5,952,153)	(5,260,417)
Gain on debt extinguishment	—	9,126,294
Loss from debt derivative	—	(10,065,713)
Loss from change in value of warrants	—	(6,008)
Other income	39,114	6,445
Total non-operating expense	(5,913,039)	(6,199,399)
Loss from continuing operations	(9,468,403)	(10,844,286)

Loss from discontinued operations	(3,671,407)	(3,418,293)

Net loss and comprehensive loss	$(13,139,810)	$(14,262,579)

Net loss per share-Basic and diluted	$(0.008)	$(0.040)

Average number of shares of common stock outstanding	1,599,829,313	352,843,639

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED Statements of stockholders’ DEFICIT

For the Year Ended December 31, 2022				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2021	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(15,747,021)	$(3,674,665)

Conversion of convertible note into Common Stock	4,000,216	4,000	—	76,004	—	80,004

Net loss for the period	—	—	—	—	(13,139,810)	(13,139,810)

Balance, December 31, 2022	1,599,095,027	$1,603,095	$1,348	$10,549,265	$(28,886,831)	$(16,734,471)

For the Year Ended December 31, 2021				Additional
	Common		Preferred	Paid In	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2020	23,472,565	$23,472	$93	$1,302,977	$(1,484,442)	$(157,900)
Cancellation of Series A Preferred	—	—	(93)	93	—	—
Conversion of debt to Series D Preferred	—	—	230	667,984	—	668,214
Series E Preferred issued for acquisition of assets	—	—	1	4,225,061	—	4,225,062
Series F Preferred issued for convertible note	—	—	1	230,030	—	230,031
Equity portion of debts issued and extinguished	—	—	—	1,023,855	—	1,023,855
Common issued for Series B Preferred transfer	1,500,000	1,500	—	(1,500)	—	—
Series E Preferred exchanged for Series E-1 Preferred	1,091,388,889	1,091,389	1,152	(1,092,541)	—	—
Conversion of Series F Preferred into Common Stock	192,073,017	192,073	(1)	(192,072)	—	—
Sale of Series G Preferred and conversion into Common Stock	255,555,556	255,556	—	4,344,444	—	4,600,000
Common Stock exchanged for Series H Preferred	(39,895,000)	(39,895)	40	39,855	—	—
Conversion of Series D	75,000,000	75,000	(75)	(74,925)	—	—
Net loss for the period	—	—	—	—	(14,262,579)	(14,262,579)

Balance, December 31, 2021	1,599,095,027	$1,599,095	$1,348	$10,473,261	$(15,747,021)	$(3,674,665)

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

consolidated Statements of cash flows

	For the	For the
	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net loss from continuing operations for the period	$(9,468,403)	$(10,844,286)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized interest	2,428,313	2,694,914
Bad debt expense	725,561	—
Fair value of Warrant issued for services	9,000	—
Loss on disposal of CZJ License	—	437,125
Losses from impairment of long-lived assets and goodwill	167,000	4,224,962
Changes in non-cash working capital items:
Prepaid expenses	595	17,183
Accounts payable and accruals	471,380	220,754
Interest payable	2,846,250	453,750
Interest receivable	—	(6,812)
Net cash used in operating activities	(2,820,304)	(2,802,410)
Cash flows from investing activities:
Purchases of intangible assets	—	(167,000)
Funds advanced for note receivable	—	(718,750)
Net cash used in investing activities	—	(885,750)

Cash flows from financing activities:
Proceeds from convertible and promissory notes sold	1,752,000	16,730,000
Proceeds from sales of Series G Preferred Stock	—	4,600,000
Repayment of convertible note	—	(350,000)
Net cash provided by financing activities	1,752,000	20,980,000
Cash flows from continuing operations	(1,068,304)	17,291,840

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	1,082,088	(2,204,652)
Net cash used in investing activities	(14,513)	(15,095,950)
Cash flows from discontinued operations	1,067,575	(17,300,602)

Net decrease in cash	(729)	(8,762)
Cash, beginning of year	729	9,491
Cash, end of year	$—	$729

SUPPLEMENTAL DISCLOSURE
Interest paid	$453,750	$1,139,292
Taxes paid	$—	$—

During the year ended December 31, 2021 and 2022, the following transactions did not involve cash:

(a)	Demand notes, convertible notes and interest with a carrying value of $668,214 were exchanged for 230,000 preferred shares of Series D.

(b)	$1,463,936 in operating leases for equipment were capitalized and leases payable of the same amount were recorded.

(c)

1,000 shares of Series E Preferred Stock were issued by the Company in exchange for 100% of the common shares of Sovryn Holdings Inc. The shares were valued at $4,225,062 and goodwill of $4,224,962 was recorded and subsequently impaired. $100 of common shares were eliminated upon consolidation.

(d)	1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 shares of Series E-1 Preferred Stock and 1,091,388,889 shares of Common Stock.

(e)	Convertible notes and interest with a carrying value of $80,004 were converted into 4,000,216 shares of Common Stock.

See the accompanying Notes to the Consolidated Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Madison Technologies Inc. is seeking to create, develop and launch BlockchainTV (“BCTV”), the first-to-market 24/7 television broadcast and streaming communications network designed to bring the most up-to-date Crypto information and entertainment to the masses in the U.S. and around the world.

During August 2021, our shareholders approved to amend our Articles of Incorporation to increase our authorized common stock from 500,000,000 shares to 6,000,000,000 shares.

Note 2 Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, we generated no revenues from continuing operations, incurred a net loss of $13,139,810 and had a working capital deficit and an accumulated deficit of $13,860,314 and $28,886,831, respectively, at December 31, 2022. It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt and further implement our business plan. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

Note 3 Summary of Significant Accounting Policies

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of our current and former wholly owned subsidiaries, Blockchain.tv, Inc., SovRryn Holdings Inc (“Sovryn”) and CZJ License Inc. Sovryn is consolidated up until December 31, 2022 and recognized as a discontinued operation. CZJ License Inc. was consolidated up until it was sold on November 15, 2021. All the intercompany balances and transactions have been eliminated in the consolidation. During the year ended December 31, 2021, the operations of Sovryn and CZJ License Inc. were consolidated into our operations and were designated as discontinued.

Segment reporting

Our chief operating decision maker is our chief executive officer, who reviews information on an aggregated basis.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition

We adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when we transfer promised services to the customer. The performance obligation is the monthly services rendered. We have one main revenue source which is leasing of television station channels. Accordingly, we recognize revenue when services are provided as time passes the customers have access to utilize the channel. These revenues are billed in advance, arrears and/or are prepaid. The performance obligation is the monthly services rendered. At December 31, 2022, we have one main revenue source, which is leasing of television channels. Where there is a leasing contract for channels, we bill monthly for our services as rendered. Where there is no contract, the revenue is recognized as provided.

We recognize revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Advances from client deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain retainers to lessen our risk of non-payment by our customers. Advances from client deposits are recognized as revenue as we meet specified performance obligations as detailed in the contract.

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

Stock-based compensation

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

Loss per share

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of December 31, 2022 and 2021, no options were outstanding and 246,173,016 and 192,573,017 warrants were outstanding and exercisable, respectively. Additionally, as of December 31, 2022 and 2021, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $22,154,828 and $17,365,033, respectively, and was convertible into 1,148,500,170 and 866,192,064 shares of Common Stock, respectively. We issued shares of Preferred Stock that may be converted into our Common Stock. Of the outstanding shares of Preferred Stock as of December 31, 2022 and 2021, as applicable, Series A Preferred Stock was convertible into 318,056,580 shares of Common Stock. Series D Preferred Stock was convertible into 155,000,000 shares of Common Stock, Series E-1 Preferred Stock was convertible into 1,152,500,000 shares of Common Stock and Series H Preferred Stock was convertible into 39,895,000 shares of Common Stock. The total potentially dilutive shares calculated are 3,060,124,766 and 2,724,216,661 as of December 31, 2022 and 2021, respectively. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted into either 4.99% or 9.99% of the then outstanding shares. As of December 31, 2022, and 2021, potentially dilutive securities consisted of the following:

Schedule of Potentially Dilutive Securities

	December 31, 2022	December 30, 2021
Warrants	246,173,016	192,573,017
Convertible Preferred Stock	1,665,451,580	1,665,451,580
Convertible debt	1,148,500,170	866,192,064
Total	3,060,124,766	2,724,216,661

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

Note 4 Notes Receivable

	December 31, 2022	December 31, 2021
Secured note – Top Dog Productions Inc.	$—	$468,750
Convertible note – ZA Group Inc.	—	250,000
Advances in escrow and prepaid expenses	—	24,042
Accrued interest	—	6,811
	$—	$749,603

On September 9, 2021, we received a secured promissory note with Top Dog Productions Inc. We agreed to lend an aggregate principal sum of up to $2,000,000 that accrues at a rate of 5% per annum. As of December 31, 2022, we advanced $527,624 and accrued $26,510 in interest receivable. Based on management’s assessment of the collectability of the principal and interest, we recognized an allowance for the entire amount and included the charge in bad debt expense for the year ended December 31, 2022.

On November 15, 2021, we received a $250,000 convertible promissory note with ZA Group Inc. for the sale of our wholly owned subsidiary, CZJ License Inc. The note accrues at a rate of 5% per annum. The principal and accrued interest of the note receivable will be due and payable on November 5, 2023. At any time after 180 days following the date of the note receivable, we may convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of ZA Group Inc. at a fixed conversion price of $0.005 per share. As of December 31, 2022, based on management’s assessments of the collectability of the principal and $14,145 in accrued interest receivable and the value of ZA Group, Inc. common stock, we recognized an allowance for the $64,145 principal and interest and included the charge in bad debt expense for the year ended December 31, 2022.

Note 5 Intangible Assets

Our intangible assets primarily consist of our domain names and access to a third-party streaming platform for our BCTV business, which are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. Based on management’s assessment of the lack of revenue to date and the prospects for future revenues using the intangible assets, we fully impaired the assets and recognized an impairment charge of $197,427 in the year ended December 31, 2022.

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

Note 7 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2022 and December 31, 2021 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	2022	2021
Accounts payable	$371,987	$232,491
Accrued expenses	174,078	35,000
Accrued interest	195,334	15,033

Total	$741,399	$283,024

Note 8 Derivative Liability

We incur a derivative liability when we issue warrants in connection with the sale of notes payable. Management has determined that the daily closing price of our Common Stock is not a reliable factor for determining the value of the warrants and corresponding derivative liability on the basis that (i) the average daily volume of our Common Stock traded is approximately $1,000, (ii) for approximately two months during 2022 and as of the date of this Annual Report on form 10-K, our Common Stock is listed on the OTC Expert Market that limits visibility of our Common Stock to investors, and (iii) the share price is exceptionally volatile in its thinly traded status. Valuation methods such at Black-Scholes rely on daily closing prices and their volatility. As a better representation of value, management is using a share price of $0.018 per share to determine the derivative liability from the issuance of such warrants, which was the per share price used in connection with the issuance of 255,555,556 shares of Common Stock issued upon conversion of the Series G Preferred Stock on November 2, 2021.

For the years ended December 31, 2022 and 2021, our derivative liability was as follows:

	2022	2021
Balance at January 1	$3,464,529	$—

Liability for Warrants issued	964,800	3,464,529

Balance at December 31	$4,429,329	$3,464,529

In the years ended December 31, 2022 and 2021, we issued warrants to purchase up to 53,600,000 and 192,573,016 shares of Common Stock, respectively.

Note 9 Securities Exchange Agreements

SovRyn Holdings, Inc

We entered into a securities exchange agreement on February 16, 2021 with Sovryn to acquire 100% of the shares of Sovryn in exchange for (i) Jeffrey Canouse, our CEO at the time, transferring 100 shares of our Series B Preferred Stock to a designee of Sovryn and (ii) 1,000 shares of Series E Preferred Stock. Upon the effectiveness of an amendment to our Articles of Incorporation to increase our authorized common stock from 500,000,000 shares to 6,000,000,000 shares, all shares of Series E Preferred Stock issued to the shareholders were exchanged for 1,152,500 shares of our Series E-1 Preferred Stock and 1,091,388,889 shares of our Common Stock. The Series E Preferred Stock votes on an as-converted basis with our Common Stock prior to their conversion. The Series E Preferred Stock represented approximately 59% of the fully diluted shares of our Common Stock immediately after such shares were issued. The valuation for the Preferred Series E shares was determined to be $4,225,062 based on the market value of our shares we exchanged at the date the transaction. The transaction was recorded as an asset purchase and we recorded goodwill of $4,224,962, which was based on the market value of such shares exchanged at the date of the transaction.

Note 10 Promissory Notes

On December 28, 2021, we issued a $500,000 promissory note that bears interest at 12% per annum and matures on March 31, 2023. In connection with such issuance, we issued 500,000 warrants that expire on December 31, 2023 and may be converted in shares of our Common Stock on or after June 26, 2022 at a price of $0.025 per share. We estimate the value such warrant to be approximately $9,000, based on a value of $0.018 per share of our Common Stock as of December 28, 2021.The promissory note is subordinate to the Notes we issued to the Investors. As of December 31, 2022 and 2021, $500,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued an unsecured $150,000 note payable with $15,000 in fees payable upon its April 5, 2022 maturity date, which we treated as deferred financing fees and amortize over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of December 31, 2022, $120,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued an unsecured $150,000 note payable with $15,000 in fees payable upon its April 5, 2022 maturity date, which we treated as deferred financing fees and amortized over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of December 31, 2022, $135,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On April 27, 2022, we issued a $125,000 unsecured note payable that has a $12,500 original issue discount and matures on December 31, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 2,500,000 shares of our Common Stock at $0.025 per share that is exercisable starting September 15, 2022 and until April 15, 2024. We estimate the total value of such warrants to be $45,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of December 31, 2022, $125,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

Note 11 Convertible Notes Payable

Our convertible notes payable, all of which are liabilities as of the years ended December 31, 2022 and 2021, are as follows:

		December 31, 2022	December 31, 2021

Series 1	(a)	$1,050,000	$850,000

Series 2	(b)	250,000	—

Series 3	(c)	208,000	—

Series 4	(d)	550,000	—

Series 5	(e)	192,500	—

Series 6	(f)	55,000	—
Principal outstanding total		2,305,500	850,000
Less discount		426,094	—

Principal outstanding, net		$1,879,406	$850,000

(a)

Series 1:

We issued a total of $1,050,000 in subordinated convertible notes that bear interest at 6% per annum, mature on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share. We have not yet repaid the noteholders and are in default.

(b)

Series 2:

On January 6, 2022, we issued to one of our shareholders a $250,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 6,250,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the warrant to be $112,500, based on a $0.018 price per share of our Common Stock that is treated as a debt discount to be amortized over the term of the note. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued to one of our shareholders a $25,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 600,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the warrant to be $10,800, based on a $0.018 price per share of our Common Stock that we treated as a debt discount to be amortized over the term of the note. In May 2022, we repaid the note.

On February 17, 2022, we issued a $50,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 1,250,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022, and ending July 1, 2024. We estimate the value of the warrant to be $22,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount that we amortized over the term of the note. In April 2022, we repaid the note.

(c)

Series 3:

On February 15, 2022, we issued two $137,500 unsecured convertible notes payable bearing an 11.25% interest rate per annum that mature on February 23, 2023 and have a $15,000 original issue discount. In connection with such issuances, we issued the noteholders warrants to purchase up to 2,500,000 shares of our Common Stock at $0.10 per share that are exercisable at any time until February 11, 2027. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the terms of the notes along with the deferred financing fees. The notes’ principal and interest may be converted into our Common Stock at $0.02 per share. On October 25, 2022, the noteholder converted $67,000 and $13,004 of note principal and interest, respectively. We have not yet repaid the noteholders their outstanding principal and interest and are in default.

(d)

Series 4:

On May 5, 2022, we issued a shareholder a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matures on May 5, 2023. The note may be converted into shares of our Common Stock at $0.02 per share. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share. We have not yet repaid the noteholders and are in default.

On June 24, 2022, we issued a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matures on May 5, 2023. The note may be converted into shares of our Common Stock at $0.02 per share. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share. We have not yet repaid the noteholders and are in default.

(e)

Series 5:

On May 5, 2022, we issued an $82,500 note payable that has a $7,500 original issue discount, matures on May 5, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 3,750,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $67,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of December 31, 2022, $82,500 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On May 5, 2022, we issued a $110,000 note payable that has a $10,000 original issue discount and matures on May 5, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of December 31, 2022, $110,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On October 14, 2022, we issued a $110,000 note payable that has a $10,0000 original issue discount and matures on October 14, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of December 31, 2022, $110,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On December 2, 2022, we issued a $220,000 note payable that has a $20,000 original issue discount and matures on October 14, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 10,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $180,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of December 31, 2022, $220,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

(f)

Series 6:

On September 16, 2022, we issued a $55,000 note payable that has a $5,000 original issue discount and matures on September 16, 2023 and bears interest at 12% per annum. The note may be converted into shares of our Common Stock at the lesser of $0.001 per share or at a 50% discount to the lowest closing price of our Common Stock within the past twenty days prior to a conversion. As of December 31, 2022, $55,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On February 17, 2022, we issued a $50,000 unsecured note payable that bears interest at 12% per annum and matures on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 1,250,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $22,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount that we amortized over the term of the note. In April 2022, we repaid the note.

Note 12 Senior Secured Notes

On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors, LP (the “Investors”) pursuant to which it issued two convertible notes having an aggregate principal amount of $16,500,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). The Notes are secured by a blanket lien on all of the Company’s assets and the shares of our Common Stock and Preferred Stock (the “Pledged Assets”) held by Philip Falcone, FFO1 2021 Irrevocable Trust, FFO2 2021 Irrevocable Trust and Korr Value LP (the “Pledgers”), which shares may be voted by the Investors in the event of default.

In connection with the issuance of the Notes, we issued to the Investors warrants to purchase an aggregate of 192,073,017 shares of our Common Stock (collectively, the “Warrants”) and 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of our Common Stock (the “Series F Preferred Stock”). Such warrants and Series F Preferred Stock were each valued at $864,000 based on a $0.0045 price per share of our Common Stock and treated as a debt discount this is amortized over the term of the Notes.

 The Notes have a term of thirty-six months and mature on February 17, 2024, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in registered shares of our Common Stock in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume-weighted average price of our Common Stock for the five (5) days immediately preceding the date of conversion. At December 31, 2022 and December 31, 2021 accrued and unpaid interest was $3,300,000 and $453,750, respectively.

On September 24, 2021, the Company and the Investors amended the Notes and related closing documents, by executing the Limited Waiver and First Amendment the closing documents. Such amendment also waived specified events of default. The Notes were henceforth convertible at any time, at the holder’s option, into shares of our Common Stock at a price of $0.02 per share, subject to an event of default adjustment. Notwithstanding the foregoing, at any time during the continuance of any event of default, the conversion price in effect equals the alternate conversion price provided in the Notes. If at any time the conversion price as determined for any conversion would be less than the par share value of the Common Stock, then at the sole discretion of the Holder, such conversion price equals such par value for such conversion and the conversion amount for such conversion may be increased to include Additional Principal (defined as such additional amount to be added to the principal amount of the Note to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the conversion price not been adjusted by the holder thereof to the par value price, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The conversion price was also subject to adjustment due to certain events, including stock dividends, stock splits and in connection with our issuance of our Common Stock or common stock equivalents at an effective price per share lower than the conversion price then in effect. We did not have a right to redeem the Notes.

As part of such purchase agreement with the Investors, we issued warrants to purchase up to 192,073,017 shares of Common Stock. On September 24, 2021, we and the Investors amended the warrants such that each warrant became exercisable for a period of five (5) years from the date of issuance at an initial exercise price equal to $0.025 per share, adjusted to $0.020 per share when interest is paid late, subject to certain beneficial ownership limitations (with a maximum ownership limit of 9.99%). The exercise price is also subject to adjustment due to certain events, including stock dividends, stock splits and recapitalizations. The Investors could exercise the warrants on a cashless exercise basis.

The Series F Preferred Stock has no voting rights and converts into 4.9% of our issued and outstanding shares of our Common Stock on a fully diluted basis upon the date on which stockholder approval for such issuance is obtained. The Series F Preferred Stock was subsequently converted and 192,073,017 shares of Common Stock, which were issued on October 11, 2021.

On October 27, 2022, the Agent for the Investors notified us that certain events of default have occurred and were continuing under the Investor Notes. On November 21, 2022, we, the Investors and the Agent entered into a Forbearance Agreement, pursuant to which, among other things, we acknowledged the outstanding principal balances of the Investor Notes, that we have an obligation for interest, including default interest, fees and expenses in connection with the Investor Notes, that we have no rights of offset, defenses, claims or counterclaims with respect to our obligations and pursuant to a side letter, dated as of November 21, 2022, we agreed to achieve certain milestones by the dates as set forth therein. The Forbearance Agreement expired on December 30, 2022.

As of December 31, 2022 and 2021, the outstanding liability for our Senior Secured Notes is as follows:

	2022	2021
Principal	$16,500,000	$16,500,000

Less discount	1,900,760	3,580,608

Principal, net of discount	$14,599,240	$12,919,392

As of December 31, 2022 and 2021, accrued interest payable on such senior secured Notes is $3,300,000 and $453,750, respectively, with interest accruing at a default rate of 20% per annum in 2022 and at 11% per annum in 2021.

Note 13 Related Party

We entered into a consulting agreement with Zenna Consulting Group, Inc. (“Zenna Consulting”), a corporation affiliated with Warren Zenna, who served as a Board member at such time, to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 and ended on July 31, 2021. We paid Zenna Consulting $0 and $57,000 fees in the years ended December 31, 2022 and 2021, respectively. On March 1, 2022, we issued a warrant to Mr. Zenna to purchase up to 500,000 shares of our Common Stock at $0.025 per share at any time beginning September 1, 2022 and ending September 1, 2026. We estimate the value such warrant to be approximately $9,000, based on the $0.018 market price per share of our Common Stock on March 1, 2022.

On April 7, 2021, we issued 1,500,000 shares of our Common Stock to Mr. Canouse in exchange for transferring 100 shares of our Series B Preferred Stock to the FFO1 2021 Irrevocable Trust, an entity controlled by Mr. Falcone, then our CEO and Chairman of our Board of Directors. The shares were valued at $1,500. Such shares of Series B Preferred Stock provide the holder thereof with voting power equivalent to the number of votes equal to 51% of the total voting power of each class of stock outstanding. FFO1 2021 Irrevocable Trust also holds 461,000 Preferred Series E-1 shares and FFO2 2021 Irrevocable Trust holds 461,000 Preferred Series E-1 shares. Lisa Falcone, the wife of Mr. Falcone, is the trustee of the FFO2 2021 Irrevocable Trust and Ms. Falcone has shared voting and dispositive power. The shares of our Preferred Stock held by the FFO1 2021 Irrevocable Trust and the FFO2 2021 Irrevocable Trust are included in the Pledged Assets.

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Philip Falcone, for a period of one year ending December 31, 2022, under which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as chief executive officer. In February 2021, our subsidiary, Sovryn Holdings Inc., entered into consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the years ended December 31, 2022 and 2021, we paid GreenRock LLC $420,000 and $315,000 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and is our former Chief Executive Officer. We paid GreenRock LLC bonuses of $505,972 for the year ended December 31, 2022.

Note 14 Mezzanine Equity

We account for certain of our Preferred Stock in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on this guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the various Series of our Preferred Stock, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the consolidated balance sheets.

Preferred Shares

Series A Preferred Stock

There are 100,000 designated and authorized shares of Series A Preferred Stock, subject to a 9.99% conversion limitation and anti-dilution rights for 24 months from time of issuance. Holders of Series A Preferred Stock are entitled to receive, when and as declared, dividends equal to 3% per annum on the stated value, payable in additional shares of Series A Preferred Stock. Holders of Series A Preferred Stock have the right to vote on any matter submitted to our shareholders for vote, on an as-converted basis. Each share of Series A Preferred Stock may be convertible into 3,420 shares of Common Stock, or as adjusted to equal the conversion ratio multiplied by a fraction, the numerator of which is the number of shares outstanding on a fully diluted basis after the issuance of the dilution shares, and the denominator is 360,000,000.

On July 17, 2020, we issued 92,999 Series A Preferred Stock at a value of $343,094, with the acquisition cost derived using the $0.04 market price on that date of $0.04 multiplied by 95% of the number of our issued and outstanding shares at the time (18,057,565) and multiplied by 50% of that value.

On February 16, 2021, we cancelled all of the outstanding shares of Series A Preferred Stock shares. In exchange, the holders of such shares received one-year option agreements to purchase shares of our wholly owned subsidiary at the time, CZJ License, Inc. at $10 per share for up to 300,000 shares. The option agreement expired without being exercised.

Series C Preferred Stock

There are 10,000 designated and authorized shares of Series C Preferred Stock, containing a 9.99% conversion limitation. Holders of Series C Preferred Stock are entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, without the consent of the holders of 80% of the shares of Series C Preferred Stock then outstanding, we may not redeem, repurchase or otherwise acquire directly or indirectly any securities deemed junior to such Series C Preferred Stock (“Junior Securities”) nor may we directly or indirectly pay or declare or make any distribution upon, nor may any distribution be made in respect of, any Junior Securities, nor may any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock has the right to vote on any matter submitted to our shareholders for a vote, on an as converted basis. Each share of Series C Preferred Stock may be convertible into 100 shares of our Common Stock. As at December 31, 2022, no shares of Series C Preferred Stock are outstanding.

Series D Preferred Stock

There are 230,000 designated and authorized shares of Series D Preferred Stock, subject to a 4.99% conversion limitation, which may be increased to a maximum of 9.99% by a holder by written notice to us. There is a stated value of $3.32 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series D are issued. Series D are ranked as pari passu with the Series E Preferred Stock and the Series F Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock and have no voting rights. Each share of Series D Preferred Stock may be converted into 1,000 common shares.

On February 16, 2021, we settled $1,028,000 in note payables, convertible notes payable and accrued interest for 230,000 shares of our Series D Preferred Stock, of which 75,000 shares of Series D Preferred Stock were converted into 75,000,000 shares of our Common Stock and 155,000 Series D Preferred shares remain unconverted and outstanding.

Series E Preferred Stock

There are 1,000 designated and authorized shares of Series E Preferred Stock having a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series E are issued. Series E are ranked pari passu with the Series D Preferred Stock and Series F Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock. It has voting rights equal to the number of shares of Common Stock into which the Series E Preferred Stock would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that holders of shares Series E Preferred Stock voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E Preferred Stock, constitutes the approval of such action by both the class or the series as applicable. To the extent that holders of shares of Series E Preferred Stock are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series E Preferred Stock entitles the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the conversion rate is calculated. Holders of Series E Preferred Stock are entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by vote. As long as any shares of Series E Preferred Stock are outstanding, we may not, without the affirmative vote of the holders of all the then outstanding shares of Series E Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series E Preferred Stock or alter or amend the Series E certificate of designations (the “Series E Certificate”), (b) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of a holder, or (c) enter into any agreement with respect to any of the foregoing.

On September 16, 2021, the conversion rate for each share of Series E Preferred Stock was amended to equal (i)(a) 56.60% multiplied by, (b) the Fully-Diluted shares as of the Approval Date (each as defined in the Series E Certificate), divided by (ii) the total number of shares of Series E Preferred Stock, (iii) rounded to the nearest thousandth. The total number of Fully-Diluted Shares is set as of, and cannot change after the Approval Date. Based on the current fully-diluted shares outstanding, this equated to 2,243,888,889 shares of Common Stock. Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all options outstanding as of such date of exercise, divided by 0.4340.

On February 16, 2021, we issued 1,000 shares of Series E Preferred Stock to acquire Sovryn that we valued at $4,225,062 based on a value of 100% of the per share price of Common Stock at the time.

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

Series E-1 Preferred Stock

There are 1,152,500 designated and authorized shares of Series E-1 Preferred Stock, which have a stated value of $0.87 per share. Shares of Series E-1 Preferred Stock are pari passu with the Series D Preferred Stock and Series F Preferred Stock and are senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents. It has votes equal to the number of shares of common stock into which the Series E-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of Common Stock. To the extent that holders of shares of Series E-1 Preferred Stock voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E-1 Preferred Stock constitutes the approval of such action by both the class or the series as applicable. To the extent that holders of Series E-1 Preferred Stock are entitled to vote on matters with holders of shares of Common Stock and vote together as one class, each share of Series E-1 Preferred Stock entitles the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the conversion rate is calculated. Holders of Series E-1 Preferred Stock are entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by vote. As long as any shares of Series E-1 Preferred Stock are outstanding, we cannot, without the affirmative vote of the Holders of all the then outstanding shares of Series E-1 Preferred Stock, (a) alter or change adversely, the powers, preferences or rights given to the Series E-1 Preferred Stock or alter or amend the Series E-1 certificate of designations (the “Series E-1 Certificate”), (b) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of a holder, or (c) enter into any agreement with respect to any of the foregoing. On October 11, 2021, the Series E-1 shares were issued. At December 31, 2022, 1,152,500 shares of Series E-1 Preferred Stock remain outstanding.

Each share of Series E-1 Preferred Stock may be converted into 1,000 shares of Common Stock.

Series F Preferred Stock

There are 1,000 designated and authorized shares of Series F Preferred Stock, which have a stated value of $1.00 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series F are issued. Shares of Series F Preferred Stock are pari passu with the Series D Preferred Stock and Series F Preferred Stock and senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents. It has voting rights equal to the number of shares of common stock into which the Series F Preferred Stock would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series F Preferred Stock would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that holders of shares of Series F Preferred Stock voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series F Preferred Stock constitutes the approval of such action by both the class or the series as applicable. To the extent that holders of shares of Series F Preferred Stock are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series F Preferred Stock entitles the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the conversion rate is calculated. Holders of Series F Preferred Stock are entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by vote. As long as any shares of Series F Preferred Stock are outstanding, we cannot, without the affirmative vote of the holders of all the then outstanding shares of Series F Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series F Preferred Stock or alter or amend the Series F certificate of designations (the “Series F Certificate”), (b) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of a holder, or (c) enter into any agreement with respect to any of the foregoing.

On February 17, 2021, we issued to the Investors 1,000 shares of Series F Preferred Stock that convert into 192,073,017 shares of Common Stock, which we valued at $864,000, based on the underlying value of shares our Common Stock that were $0.0045 per share at the time.

On September 16, 2021, the conversion rate for each share of Series F Preferred Stock was amended to equal (i)(a) 4.84% multiplied by, (b) the Fully-Diluted shares as of the Approval Date (each as defined in the Series F Certificate), divided by (ii) the total number of shares of Series F Preferred Stock, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares is set as of, and can not change after the Approval Date. Based on the full-diluted shares outstanding, this equated to 192,073,017 shares of Common Stock on the Approval Date. Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all options outstanding as of such date of exercise, divided by 0.9516.

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock.

As at December 31, 2022, no shares of Series F Preferred Stock are outstanding.

Series G Preferred Stock

On August 20, 2021, the certificate of designation for the Series G Preferred Stock was amended. There are now 4,600 designated and authorized Series G Preferred Stock, subject to a 4.99% conversion limitation, which may be increased to a maximum of 9.9% by a holder by written notice to us. The Series G Preferred Stock has a stated value of $1,000 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series G Preferred Stock are issued. The Series G Preferred Stock is ranked as a as a series of junior Preferred Stock. It has voting rights equal to the number of shares of common stock into which the Series G Preferred Stock would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that holders of shares of Series G Preferred Stock voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series G Preferred Stock constitutes the approval of such action by both the class or the series as applicable. To the extent that holders of shares of Series G Preferred Stock are entitled to vote on matters with holders of shares of Common Stock, voting together as one class, each share of Series G Preferred Stock entitles the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the conversion rate is calculated. Holders of Series G are entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by vote. As long as any shares of Series G Preferred Stock are outstanding, we cannot, without the affirmative vote of the holders of all the then outstanding shares of Series G Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series G Preferred Stock or alter or amend the Series G certificate of designations (the “Series G Certificate”), (b) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of a holder, or (c) enter into any agreement with respect to any of the foregoing.

On September 16, 2021, the conversion rate for each share of Series G Preferred Stock was amended to equal (i)(a) 6.45% multiplied by, (b) the Fully-Diluted shares as of the Approval Date (each as defined in the Series G Certificate, divided by (ii) the total number of shares of Series G Preferred Stock, (iii) rounded to the nearest thousandths place. The total number of Fully-Diluted Shares is set as of, and does not change after the Approval Date. Based on the current fully-diluted shares outstanding, this equated to 255,555,556 shares of common stock on the Approval Date. Fully-Diluted means the aggregate of (A) the total number of shares of Common Stock outstanding as of such date, (B) the number of shares of Common Stock (including all such Common Stock equivalents) into which all Convertible Securities outstanding as of such date could be converted or exercised, and (C) the number of shares of Common Stock (including all such Common Stock equivalents) issuable upon exercise of all options outstanding as of such date of exercise, divided by 0.9355.

We received $4,600,000 in subscriptions for 4,600 of shares Series G Preferred Stock that we valued at $1,000 per share based on the cash price. On November 2, 2021, all the 4,600 shares of Series G Preferred Stock were converted into 255,555,556 shares of our Common Stock. At December 31, 2022, no shares of Series G Preferred Stock are outstanding.

Series H Preferred Stock

On November 5, 2021, we designated 39,895 shares of Series H Preferred Stock, which have a stated value of $1.00 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events occurring after the date which the Series H are issued. Shares of Series H Preferred Stock have no voting rights and are senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents. Each share of Series H Preferred Stock may be converted into 1,000 shares of Common Stock, subject to a maximum ownership limit of 9.99%.

On November 11, 2021, pursuant to an exchange agreement that we entered into with the Investors, 39,895,000 of our shares of Common Stock held by the Investors were exchanged for 39,895 shares of our Series H Preferred Stock and we cancelled the 39,895,000 shares. We valued the 39,895,000 shares and 39,895 shares of Series H Preferred Stock at $3,989,500. At December 31, 2022, 39,895 shares of Series H Preferred Stock remain outstanding.

Note 15 Shareholders’ Equity

Preferred Stock

As of December 31, 2022 and 2021, we are authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,617,400 remain available for designation and issuance.

Series B Preferred Stock

There are 100 designated and authorized shares of Series B Preferred Stock. Holders of Series B Preferred Stock have the right to vote on all shareholder matters equal to 51% of the total voting power of each class of stock outstanding. Holders of shares of Series B Preferred are entitled to such 51% voting rights regardless of the number of voting shares issued by the company at any time.

On July 17, 2020, 100 Series B Preferred Stock were issued to acquire the Casa Zeta-Jones Brand License Agreement (the “License Agreement”) from Luxurie Legs, LLC, a limited liability company organized pursuant to the laws of the State of Delaware (“LUXURIE”), pursuant to which, at the effective time, LUXURIE transferred all of its right, title and interest in the License Agreement to Madison in exchange for a controlling interest in Madison represented by newly issued preferred stock. Although the Series B Preferred Stock is entitled to 51% voting rights as described above, the stock has no dividend rate nor conversion feature.

On February 17, 2021, the 100 shares Series B Preferred Stock were transferred from Mr. Canouse (our former director and CEO), to the FFO1 2021 Irrevocable Trust, a company Mr. Falcone (our director and CEO) is the trustee and has the voting and dispositive power. The 100 shares of Series B Preferred are included in the Pledged Assets.

At December 31, 2022 and 2021, there were 100 and 100 Series B Preferred shares outstanding, respectively.

Common Stock

On October 25, 2022, we issued 4,000,216 shares of Common Stock to a Series 3 note holder in conversion of $80,004 of note principal and interest.

On August 14, 2021, our shareholders approved an increase in the authorized number of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of December 31, 2022 and 2021, there were 1,603,095,243 shares outstanding, respectively.

The following Common Stock transactions occurred during the year ended December 31, 2021. No issuances of Common Stock occurred in 2022:

On April 7, 2021, we issued 1,500,000 shares of our Common Stock to Mr. Canouse in exchange for transferring his 100 shares of our Series B Preferred Stock to the FFO1 2021 Irrevocable Trust, which Mr. Falcone is the trustee and has the voting and dispositive power. The shares were valued at $1,500.

On October 11, 2021, we issued 1,091,388,889 shares of our Common Stock to holders of Series E-1 Preferred Stock in accordance with the Exchange Agreement.

On October 11, 2021, holders of Series F Preferred Stock converted their 1,000 shares into 192,073,017 shares of our Common Stock.

On November 2, 2021, holders of Series G Preferred Stock converted their 4,600 shares into 255,555,556 shares of Common Stock.

On November 11, 2021, 39,895,000 shares of Common Stock were cancelled and returned to treasury in exchange for 39,895 shares of Series H Preferred Stock.

On November 24, 2021, a holder with 75,000 shares of Series D Preferred Stock converted such shares into 75,000,000 shares of Common Stock.

 Warrants

On February 17, 2021, we issued warrants to purchase up to 192,073,017 shares of Common Stock to Arena that are exercisable for a five-year period from the date of issuance and, based on an amendment made on September 24, 2021, such warrants may be converted into Common Stock at $0.02 per share, subject to a maximum ownership limit of 9.99%. The exercise price is subject to adjustment due to stock dividends, stock splits and recapitalizations and other events. We valued such warrants at $864,000 based on a value of $0.0045 per share for our Common Stock at the time.

On December 28, 2021, we issued a promissory note payable and issued warrants to purchase up to 500,000 shares of Common Stock. Each such warrant is exercisable at $0.025 per share and expires on December 31, 2023. We valued such warrants at $9,000 based on a value of $0.018 per share for our Common Stock at the time.

Such warrants issued are loan incentives. The value was allocated to the warrants based on fair value on the date of the grant as determined using the Black-Scholes option pricing model. At December 31, 2022 and 2021, the Warrant transactions are summarized below:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2020	—	$—	—	—	$—
Issued	192,573,017	0.020	4.13	872,588	3,464,529
Exercised	—	—	—	—	—
Outstanding and exercisable at December 31, 2021	192,573,017	$0.020	4.13	872,588	$3,464,529

For the year ended December 31, 2022, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2022	192,573,017	$0.020	4.13	$872,588	$3,464,529
					—
Issued	53,600,000	$0.024	4.83	102,001	$964,800
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Outstanding and exercisable at December 31, 2022	246,173,016	$0.021	3. 69	$399,783	$4,431,114

Note 16 Discontinued Operations

In the fourth quarter of 2022, management at that time determined that Sovryn’s television broadcast business was not an efficient use of our resources to develop and launch BCTV, our core business, and management sought to exit Sovryn’s business and pay down Madison’s senior debt associated with acquiring Sovryn’s assets and creating its business. As a result, Sovryn is recognized as a discontinued operation in the accompanying financial statements. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. The following is a summary of Sovryn for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Assets
Current assets	$126,331	$942,713
Property, equipment and right-of-use assets	1,440,937	2,887,328
Intangible assets	10,159,063	12,029,646
	11,726,331	15,859,687
Liabilities
Accounts payable and accrued liabilities	1,118,174	508,779
Lease liability obligations	1,464,728	1,468,495
	2,582,902	21,977,274

Revenues	1,920,612	1,243,655
Selling, general and administrative	(509,868)	(531,899)
Television operation	(344,260)	(267,193)
Amortization	(323,484)	(180,210)
Professional fees	(1,178,043)	(1,652,095)
Interest expense	175,695	(292,704)
Loss on asset disposals	(52,668)	(1,737,847)
Impairment loss	(3,008,013)	—

Loss from discontinued operations	$(3,671,408)	$(3,418,293)

On February 16, 2021, we cancelled all of the outstanding shares of Series A Preferred Stock and offered their holders option agreements to purchase up to 300,000 shares of CZJ License, Inc., our wholly owned subsidiary at the time, at an option price of $10 per share. The option agreements are exercisable for a period of one year from the date of issuance and were not exercised.

On November 15, 2021, we entered into a purchase and sale agreement with ZA Group Inc. to sell CZJ License Inc. for $250,000. At the closing of such transaction, ZA Group Inc. delivered a convertible promissory note with a principal amount equal to the purchase price. The interest rate on the note was 5% per annum and matures on November 5, 2023. The note may be converted, from time to time, after 180 days from the issuance date of the note into common stock of ZA Group Inc, at a fixed conversion price of $0.005 per share, subject to a beneficiary ownership limitation of not more than 4.99% of the outstanding shares of common stock of ZA Group Inc.

At November 15, 2021, CZJ License Inc.’s accounts were eliminated from the consolidated financial statements. All expenses incurred by CZJ License Inc. up to November 15, 2021 have been disclosed as discontinued operations. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes.

	December 31, 2022	December 31, 2021

Assets	$—	$—

Liabilities	$—	$—
Expenses
Amortization	—	74,760
Selling, general and administrative	—	190,857
Professional fees	—	213,500

Loss from discontinued operations	$—	$479,117

Note 18 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	December 31,	December 31,
	2022	2021
Net loss for the year	$(13,139,810)	$(14,262,579)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(2,759,360)	$(2,995,142)
Effect of change in tax rates	—	—
Permanent differences	—	—
Valuation allowance	2,759,360	2,995,142
Income tax expense and income tax liability	$—	$—

As at December 31, 2021 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2022	2021
Tax loss carried forward	$—	$—

Deferred tax assets	$2,759,360	$2,995,142
Valuation allowance	(2,759,360)	(2,995,142)
Deferred taxes recognized	$—	$—

Tax losses of approximately $25 million will expire in 2039 and 2040.

Note 19 Subsequent Events

On January 10, 2023, we issued two unsecured convertible subordinate notes totaling $220,000 that accrue interest at 12% per annum and mature in January 10, 2024 and have a $20,000 total original issue discount. The notes may be converted into shares of our Common Stock at $0.02 per share, subject to a beneficial ownership limitation of 4.99%. In connection with one of the notes sold, we issued the noteholder a warrant to purchase up to 40,000,000 shares of our Common Stock at $0.02 per share starting January 10, 2023 and ending January 10, 2030.

On January 28, 2023, the agent (the “Agent”) for the Investors delivered a notice to us (the “Acceleration Notice”) stating that the Agent and the Investors (a) elected to cause the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof, to become immediately due and payable in cash, (b) intended to commence legal action to collect any or all of the amounts due under the Notes, and (c) sought the appointment of a receiver or trustee as a means of realizing proceeds on their collateral.

On February 1, 2023, we entered into a Partial Strict Foreclosure Agreement with the Investors pursuant to which we transferred ownership of our Federal Communications Commission licenses and other broadcast television assets to a third party entity controlled by the Investors. In consideration therefor, the Investors agreed to reduce the indebtedness under the Notes by $11,600,000.

On February 3, 2023, we entered into a securities purchase agreement with a third party lender pursuant to which we borrowed $88,760 and issued a promissory note that accrues interest a 12% per annum and is repayable in 10 monthly installments starting March 15, 2023.

On September 21, 2023, the Agent for the Investors delivered a notice to us that the Agent has exercised the Investors’ rights to vote the Pledged Interests and to exercise the Pledgees’ rights, powers and privileges, to pass certain resolutions and to amend our bylaws then in effect to, among other things, (i) remove the board of directors of the Company (the “Board of Directors”) and all officers of the Company, and (ii) reduce the number of the Board of Directors from three to one director. As a result of the Agent delivering such notice and exercising its rights to vote the Pledged Interests, a change of control of the Company occurred.

On the two-year anniversary of the October 11, 2021 issuance of the Series E-1 shares, the shares were to be automatically converted into 1,152,500,000 shares of our Common Stock, however we did not process the conversion and have not to date.

On November 6, 2023, the shareholders of the Company removed Philip Falcone and Warren Zenna as our directors and appointed Thomas Amon as the sole member of our board of directors. Mr. Amon removed all Company officers and appointed himself as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer and Principal Accounting Officer.

On November 10, 2023, Philip Falcone, individually and on behalf of Madison and other named defendants, filed a Confession of Judgment affirming that a promissory note (the “Z4 Note”) had been issued by the Company, dated December 28, 2021, by Z4 MGMT LLC (“Z4”), which was guaranteed by each of FFO1 and FFO2. The Z4 Note was initially payable on February 15, 2022, and had an original principal balance of $500,000 with an interest rate of 12% per annum. The Z4 Note’s expiration date was extended to July 5, 2022, then further extended to March 31, 2023, and as of October 1, 2023, the revised principal balance, along with interest accrued, totaled $581,304. On such date, Z4 filed an Affidavit of Default affirming that the Z4 Note was in default and requesting a judgment in the amount of $581,304 against the Company, FFO1, FFO2, and Philip Falcone personally, in favor of Z4. On December 5, 2023, a judgement in favor Z4 Management in the sum of $581,304 was rendered against us, Philip Falcone, FFO1 and FFO2.

Presently, we are default on all of promissory and convertible notes payable (See Notes 11 and 12), which have $3.5 million in aggregate principal outstanding plus accrued interest, penalties and fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements with our accountants on accounting and financial disclosure. Our independent registered public accounting firm since March 28, 2022, is BF Borgers CPA PC, 5400 W Cedar Ave, Lakewood, CO 80226.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the sole member of our Board of Directors and our Chief Executive Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our internal control framework over financial reporting is a process designed under the supervision of our Chief Executive Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and no outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2022, and the preparation of our 2023 quarterly financial statements.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and no outside directors on our Board of Directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

We are committed to improving our financial organization. As part of this commitment and when funds are available, we will create a position to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: (i) appointing additional outside directors to its board of directors who will also be appointed to our audit committee, resulting in a fully functioning audit committee that will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of additional outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our internal controls if personnel turn-over issues within the department occur. This, coupled with the appointment of additional outside directors, is designed to greatly decrease any control and procedure issues we may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Our independent auditors have not issued an attestation report on management’s assessment of our internal control over financial reporting. As a result, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On October 14, 2022, we issued a $110,000 note with a $10,000 original issue discount, which matured on October 14, 2023 and bore interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share, which is exercisable upon issuance until May 5, 2029. As of December 31, 2022, $110,000 in principal under such note was outstanding.

On October 27, 2022, the Agent for the Investors notified us that certain events of default have occurred and are continuing under the Investors’ Notes. On November 21, 2022, we, the Investors and the Agent entered into a Forbearance Agreement, pursuant to which, among other things, we acknowledged the outstanding principal balances of the Investor Notes, that we have an obligation for interest, including default interest, fees and expenses in connection with the Investor Notes, that we have no rights of offset, defenses, claims or counterclaims with respect to our obligations and pursuant to a side letter, dated as of November 21, 2022, we agreed to achieve certain milestones by the dates as set forth therein. The Forbearance Agreement expired on December 30, 2022.

On September 16, 2022, we issued a $55,000 convertible note with a $5,000 original issue discount, which matured on September 16, 2023 and bore interest at 12% per annum. The note may be converted into shares of our Common Stock at the lesser of $0.001 per share or at a 50% discount to the lowest closing price of our Common Stock within the past twenty days prior to a conversion. As of December 31, 2022, $55,000 in principal under such note was outstanding.

On December 2, 2022, we issued a $220,000 note with a $20,000 original issue discount, which matured on October 14, 2023 and bore interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 10,000,000 shares of our Common Stock at $0.02 per share, which is exercisable upon issuance until May 5, 2029. As of December 31, 2022, $220,000 in principal under such note was outstanding.

During the fourth quarter ended December 31, 2022, events of default were triggered due to non-payment of outstanding promissory notes resulting in approximately $3.5 million, including accrued interest, default interest and late fees, becoming due and payable to such holders. Additionally, during such period, Sovryn triggered an event of default under a television station asset lease due to nonpayment, resulting in the lessor having the right to lease the television station asset to a third party and hold Sovryn liable for any deficiency. The FCC license used to operate the television station was subsequently foreclosed upon by the Investors and Sovryn no longer operates the television station.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Mr. Amon, currently the sole member of the Board of Directors, holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been duly elected and qualified, or (iii) his resignation.

As of the date of this Annual Report, Madison’s management team consists solely of Mr. Amon, who serves as the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. Mr. Amon was appointed to such positions in connection with the Change of Control on November 6, 2023

Mr. Amon, age 76, is a corporate and M&A specialist with over 40 years’ experience representing small and medium sized companies and investment funds. Over the past five years, Mr. Amon has operated a law practice, the Law Office of Thomas Amon, until June 1, 2023 when he began working at Praetor Legal Services. From July 2020 until July 31, 2023, Mr. Amon served on the board of Everything Blockchain, Inc. For the past 15 years, Mr. Amon has also served as President of Spoleto Corporation. Mr. Amon also serves as a board member of a number of charitable institutions located in New York City and New England. Mr. Amon is a securities lawyer by trade and is licensed to practice in the State of New York. He graduated from Harvard College received his J.D. from the University of Virginia School of Law. The Company believes that Mr. Amon’s legal expertise in corporate and mergers and acquisitions matters for small and medium sized public and private companies and his role as a licensed practicing lawyer provide him with the requisite qualifications and skills to serve as a member of the Board of Directors.

(b) Identify Significant Employees

Other than Mr. Amon, we have no significant employees as of the date of this Annual Report.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

To the best of our knowledge, and except as set forth below, none of our current directors or executive officers has, during the past ten years:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as may be set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Additionally, on October 7, 2013, HRG, Fidelity & Guaranty Life (f/k/a, Harbinger F&G, LLC, “FGL”), a subsidiary of HRG Group, Inc. (f/k/a Harbinger Group Inc., an entity in which Mr. Falcone use to serve as CEO and a director, “HRG”), Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), a subsidiary of FGL, and Mr. Falcone delivered a commitment (the “NYDFS Commitment”) to the New York State Department of Financial Services (“NYDFS”) pursuant to which Mr. Falcone agreed for a period of up to seven years that he will not, directly or indirectly, individually or through any person or entity, exercise control (within the meaning of New York Insurance Law Section 1501(a)(2)) over FGL NY Insurance or any other New York-licensed insurer. In connection with the NYDFS Commitment, neither Mr. Falcone nor any employee of Harbinger Capital, may (i) serve as a director or officer of FGL or (ii) be involved in making investment decisions for FGL’s portfolio of assets or any funds withheld account supporting credit for reinsurance for FGL. The NYDFS Commitment provides that: (i) Mr. Falcone may continue to own any direct or indirect interest in HRG and serve as an officer or director of HRG and (ii) HRG may continue to own any direct or indirect interest in FGL NY Insurance and any other New York-licensed insurer. Any other activities related solely to FGL (other than FGL NY Insurance) are not prohibited and HRG executives may continue to serve on FGL’s board of directors. In addition, in connection with its re-domestication to Iowa, on October 7, 2013, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”), a subsidiary of FGL, agreed to the conditions set by the Iowa Insurance Commissioner that neither Mr. Falcone nor any employees of Harbinger Capital may serve as an officer or director of FGL Insurance or FGL (but FGL Insurance may request that the Iowa Insurance Division lift this restriction after five years) and neither Mr. Falcone nor Harbinger Capital will be involved in making investment decisions for FGL Insurance or any funds withheld account that supports credit for reinsurance for FGL Insurance for five years. Our Insurance Company is not licensed to operate in New York State, and does not currently operate in New York State; therefore, the ban does not apply to our Insurance Company.

In addition, Mr. Falcone is a named defendant in litigation in connection with certain personal financial matters. We understand that Mr. Falcone continues to vigorously pursue his defense in connection with these matters.

On November 6, 2023, in connection with the Change of Control, the shareholders of the Company removed Mr. Falcone and Warren Zenna as our directors and appointed Thomas Amon as the sole member of the Board of Directors. Mr. Amon removed all Company officers and appointed himself as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, executive officers and 10% or greater shareholders of us to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership of our equity securities (Form 4 and Form 5) and to provide copies of all such Forms as filed to us. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for the year ended December 31, 2022 were complied with by each person who at any time during the year ended December 31, 2022 was a director or an executive officer of the Company, or held more than 10% of our Common Stock, except for the following: one Form 4 not filed by Warren Zenna reporting one transaction and four Form 4s not filed by Korr Value LP reporting four transactions.

(f) Code of Ethics

We adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and Chief Financial Officer. See Exhibit 14 of this Annual Report for a copy of such code of ethics. Management believes our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

(g) Nomination Procedure for Directors

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors.

(h) Audit Committee

We do not have a separately designated standing audit committee. Rather, our sole director currently performs the required functions of an audit committee. See “Item 12. (c) Director independence” below for more information on independence.

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

As of December 31, 2022, we did not have a written audit committee charter or similar document.

(i) Audit Committee Financial Expert

We have no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive and has determined that the cost of hiring a financial expert to act as a director and to be a member of an audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert.

(j) Insider Trading Policy

We intend to have our Board of Directors adopt an insider trading policy to promote compliance with federal and state securities laws that prohibit certain persons who are aware of material nonpublic information about a company from (i) trading in securities of that company, or (ii) providing material nonpublic information to other persons who may trade on the basis of that information.

We have not yet adopted an insider trading policy because we have just recently reshaped our Board of Directors that would advise on such policies in connection with the Change of Control.

Item 11. Executive Compensation.

Madison has paid the following compensation to its named executive officers during its fiscal years ended December 31, 2022 and 2021.

summary compensation table

(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) Non- Equity Incentive Plan ($)	(h) Non-qualified Deferred Compensation Earnings ($)	(i) All other compensation ($)	(j) Total ($) (1)(2)
Philip A. Falcone, Former Chief Executive Officer	2022	nil	nil	nil	nil	nil	nil	nil	nil
	2021	nil	nil	nil	nil	nil	nil	nil	nil

Henry Turner, Former Chief Technology Officer and Former Chief Operating Officer	2022	98,077	nil	nil	nil	nil	nil	nil	98,077
	2021	98,077	nil	nil	nil	nil	nil	nil	98,077

Jeffrey Canouse, Former Chief Executive Officer, Former Chief Compliance Officer and Former Director	2022	nil	nil	nil	nil	nil	nil	49,200	49,200
	2021	nil	nil	nil	nil	nil	nil	49,200	49,200

(1)	On February 15, 2021, we entered into a Consultant Agreement with GreenRock LLC, to retain Mr. Falcone, its Managing Member, to serve as a consultant to us and advise on all matters typically considered and decided upon by executive management and our board of directors, and additionally to serve as Chairman of the Board of Directors and Chief Executive Officer. We compensated GreenRock LLC $925,972 and $315,000 for its services provided in 2022 and 2021, respectively.

We have structured our compensation with the following objectives in mind:

●	offer competitive compensation to attract and retain highly qualified leaders to guide and govern;

●	recognize the substantial investment of time and expertise necessary for the employees to discharge their duties; and

●	ensure that compensation is easy to understand and is regarded positively by our shareholders and employees.

Our executive compensation framework is designed to continue to align and promote the alignment of pay and performance to the benefit of our shareholders.

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

Director Compensation for Fiscal Year Ended 2022

During the year ended December 31, 2022, our non-employee director, Warren Zenna, was not paid any compensation in connection with his services to the Board of Directors. For compensation paid to our other directors, Phil Falcone and Jeffrey Canouse, during the year ended December 31, 2022, see the Summary Compensation table in this Item 11 above.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

The following table sets forth, as of January 23, 2024, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock within sixty (60) days of January 23, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series B Preferred Stock and Series E-1 Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock that such holder or holders have the right to acquire within sixty (60) days of January 23, 2024 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The inclusion herein of any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o Madison Technologies Inc., 2500 Westchester Avenue, Purchase, New York 10577.

Shares Beneficially Owned
	Common Stock			Series B Preferred Stock		Series E-1 Preferred Stock		% Total Voting
Name of Beneficial Owner	Shares		%(1)	Shares	%(2)	Shares	%(3)	Power(4)
5% Stockholders:
Arena Investors, LP (5)	2,347,661,906	(3)	85.2%	100	100%	1,152,500)	100%	90.2%
Directors and Executive Officers:
Thomas Amon, Chief Executive Officer, Chief Financial Officer and Sole Director(6)	—		—	—	—	—	—
Philip Falcone, Former Chief Executive Officer and Former Director(7)	—		—	—	—	—	—	—
Henry Turner, Former Chief Technology Officer and Former Chief Operating Officer(8)	—		—	—	—	—	—	—
Jeffrey Canouse, Former Chief Compliance Officer	7,677,000		*	—	—	—	—	*
Directors and Executive Officers as a Group (4 persons)			*	—		—	—	*

*	Less than 1%

(1) Based on 1,603,095,243 shares of Common Stock issued and outstanding as of January 23, 2024.

(2) The 100 shares of Series B Preferred Stock are not convertible, however such shares enable the holder thereof to cast a number of votes equal to 51% of all voting shares of each class of the Company’s capital stock, including but not limited to, the shares of Common Stock and of the Series E-1 Preferred Stock.

(3) Each share of Series E-1 Preferred Stock converts into 1,000 shares of Common Stock and votes with the shares of Common Stock on an as-converted to Common Stock basis. Although conversions of such shares of Series E-1 Preferred Stock have not yet occurred, the Series E-1 Certificate requires the shares of Series E-1 Preferred Stock to automatically convert two years from the date of their initial issuance, which occurred in September 2021. Accordingly, such shares of Series E-1 Preferred Stock are considered converted for purposes of the number of shares of Common Stock owned and percentage ownership.

(4) Percentage of total voting power represents voting power with respect to all shares of Common Stock, Series B Preferred Stock and Series E-1 Preferred Stock.

(5) Arena Investors, LP’s (“Arena”) beneficial ownership consists of (i) 102,416,140 shares of Common Stock beneficially owned by Arena Special Opportunities Partners I, LP (“Arena Partners”), a fund for which Arena acts as investment manager and whose securities Arena has sole voting control and investment discretion over; (ii) 49,761,877 shares of Common Stock beneficially owned by Arena Special Opportunities Fund, LP (“Arena Opportunities”), a fund for which Arena acts as investment manager and whose securities Arena has sole voting control and investment discretion over; (iii) an aggregate of 1,042,983,889 shares of Common Stock, which Arena obtained voting and investment control in connection with the Change of Control and the acquisition of the Pledged Interests, of which (x) 388,150,556 shares had previously been deemed beneficially owned by FFO1 and Mr. Falcone prior to the Change of Control, (y) 436,555,556 shares had previously been deemed beneficially owned by FFO2 and Mr. Falcone prior to the Change of Control and (z) 218,277,777 shares had previously been deemed beneficially owned by Korr Value LP and Kenneth Orr (collectively, “Korr”) prior to the Change of Control; (iv) 100 shares of Series B Preferred Stock beneficially owned by Portents Holdings, LLC (“Portents”), a fund for which Arena acts as investment manager and whose securities Arena has sole voting control and investment discretion over, which shares were deemed beneficially owned by FFO1 and Mr. Falcone prior to the Change of Control and were included in the Pledged Interests; (v) an aggregate of 1,152,500 shares of Series E-1 Preferred Stock held by Portents, which shares were deemed beneficially owned by each of FFO1, FFO2, Mr. Falcone and Korr prior to the Change of Control and were included in the Pledged Interests. Such beneficial ownership excludes (i) a Common Stock purchase warrant exercisable for up to 129,265,140.441 shares of Common Stock held by Arena Partners, and (ii) a Common Stock purchase warrant exercisable for up to 62,807,875.559 shares of Common Stock held by Arena Opportunities, which warrants contain 4.99% beneficial ownership limitations preventing their exercise by the holders thereof as a result of the number of shares beneficially owned by Arena.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, pursuant to which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, Sovryn entered into a consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the years ended December 31, 2022 and 2021, we paid GreenRock LLC $420,000 and $315,000 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and is our former Chief Executive Officer. We paid GreenRock LLC bonuses of $505,972 for the year ended December 31, 2022.

Apart from the above, since the beginning of the year ended December 31, 2022, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year-end for the last three completed fiscal years.

(c) Director independence

Mr. Amon is the sole member of our Board of Directors. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board of Directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the rules of The Nasdaq Stock Market LLC. In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $200,000 during any period of twelve consecutive months with the three past fiscal years. The ownership of our stock will not preclude a director from being independent.

In applying this definition, our Board of Directors has determined that Mr. Amon does not qualify as an “independent director” pursuant to such Rule 4200(a)(15).

As of the date of this Annual Report, we did not maintain a separately designated audit, compensation or nominating committee. We intend to adopt this definition of independence for the members of our audit committee once formed.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and for the review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

December 31, 2022 - $71,500 – BF Borgers CPA PC

December 31, 2021 - $35,000 – BF Borgers CPA PC

No such fees were billed to K. R. Margetson Ltd. for the years ended December 31, 2022 and December 31, 2021.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

December 31, 2022 and December 31, 2021 - $nil – BF Borgers CPA PC

No such fees were billed to K. R. Margetson Ltd. for the years ended December 31, 2022 and December 31, 2021.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

December 31, 2022 and December 31, 2021 - $nil – BF Borgers CPA PC

No such fees were billed to K. R. Margetson Ltd. for the years ended December 31, 2022 and December 31, 2021.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) of this Item 14 was:

December 31, 2022 and December 31, 2021 - $nil – BF Borgers CPA PC

No such fees were billed to K. R. Margetson Ltd. for the years ended December 31, 2022 and December 31, 2021.

(5) In lieu of an Audit Committee, our sole director pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the fact that we currently have only one director, as well as our limited financial resources and operational state, our sole director must serve in the role of an audit committee. Our sole director pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our sole director approves these services on a case-by-case basis.

Item 15. Exhibits, Financial Statement Schedules.

(a). Financial Statements

Our consolidated financial statements have been included in Item 8 above.

(b). Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

(c). Exhibits

All exhibits required to be filed with this Annual Report are listed below and have been filed with this Annual Report or incorporated by reference herein.

Exhibit	Description

3.1(i)(a)	Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form 10-SB, filed by the Company with the SEC on May 4, 2005 and incorporated herein by reference).

3.1(i)(b)	Certificate of Amendment to the Articles of Incorporation, dated May 28, 2004 (filed as Exhibit 3.1 to the Registration Statement on Form 10-SB, filed by the Company with the SEC on May 4, 2005 and incorporated herein by reference).

3.1(i)(c)	Certificate of Amendment to the Articles of Incorporation, dated June 14, 2004 (filed as Exhibit 3.1 to the Registration Statement on Form 10-SB, filed by the Company with the SEC on May 4, 2005 and incorporated herein by reference).

3.1(i)(d)	Certificate of Amendment to the Articles of Incorporation, dated March 9, 2015 (filed as Exhibit 3.3 to the Current Report on Form 8-K, filed by the Company with the SEC on March 11, 2015 and incorporated herein by reference).

3.1(i)(e)	Certificate of Amendment to the Articles of Incorporation, dated July 28, 2020 (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company with the SEC on August 7, 2020 and incorporated herein by reference).

3.1(i)(f)*	Certificate of Amendment to the Articles of Incorporation, dated September 16, 2021.

3.1(i)(g)	Certificate of Designation for the Series A 3% Convertible Preferred Stock, dated July 28, 2020 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company with the SEC on August 7, 2020 and incorporated herein by reference).

3.1(i)(h)	Certificate of Designation for the Series B Super Voting Preferred Stock, dated July 28, 2020 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company with the SEC Commission on August 7, 2020 and incorporated herein by reference).

3.1(i)(i)	Certificate of Designation for the Series C 2% Convertible Preferred Stock, dated February 11, 2021 (filed as Exhibit 3.7 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(j)	Certificate of Designation for the Series D Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.8 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(k)	Certificate of Designation for the Series E Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.9 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(l)	Certificate of Amendment to the Certificate of Designation for the Series E Convertible Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.13 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(m)	Certificate of Designation for the Series E-1 Convertible Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.17 to Amendment No. 1 to Registration Statement filed by the Company with the SEC on October 8, 2021 and incorporated herein by reference).

3.1(i)(n)	Certificate of Designation for the Series F Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.1 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(o)	Certificate of Amendment to the Certificate of Designation for the Series F Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.14 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(p)	Certificate of Designation for the Series G Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.11 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(q)	Certificate of Amendment to the Certificate of Designation for the Series G Convertible Preferred Stock, dated August 19, 2021 (filed as Exhibit 3.12 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(r)	Certificate of Amendment to the Certificate of Designation for the Series G Convertible Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.15 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(s)*	Certificate of Designation for the Series H Convertible Preferred Stock, dated November 9, 2021.

3.1(ii)*	Amended and Restated By-Laws.

4.1	Form of Original Issue Discount Senior Secured Convertible Promissory Note issued in the February 2021 Private Placement (filed as Exhibit 4.1 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

4.2	Form of Warrant issued in the February 2021 Private Placement (filed as Exhibit 4.2 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

4.3*	12% Subordinated Note, dated December 28, 2021, in favor of Z4 Mgmt., LLC.

4.4*	Form of February 2022 Warrant.

4.5*	Form of February 2022 Convertible Promissory Note.

4.6*	Warrant, dated March 1, 2022, issued to Warren Zenna.

4.7*	Description of Registrant’s Securities.

10.1	Acquisition Agreement, dated July 17, 2020, by and among Madison Technologies Inc. and Luxurie Legs, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on July 17, 2020 and incorporated herein by reference).

10.2	Acquisition Agreement dated September 25, 2020, by and among Madison Technologies Inc. and Posto Del Sole, Inc. (filed as Exhibit 10.17 to Amendment No. 1 to Registration Statement filed by the Company with the SEC on December 7, 2020, and incorporated herein by reference).

10.3	Share Exchange Agreement dated February 16, 2021, by and among Madison Technologies Inc., SovRyn Holdings, Inc and the shareholders of SovRyn Holdings, Inc (filed as Exhibit 2.3 to the Annual Report on Form 10-K/A, filed by the Company with the SEC on June 23, 2021 and incorporated herein by reference).

10.4	Asset Purchase Agreement, dated February 17, 2021, by and between SovRyn Holdings, Inc, NJR TV III CA OPCO, LLC and NRJ TV III CA LICENSE CO., LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on April 23, 2021 and incorporated herein by reference).

10.5	Asset Purchase Agreement, dated March 14, 2021 by and between SovRyn Holdings, Inc and Abraham Telecasting Company LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on June 16, 2021 and incorporated herein by reference).

10.6	Asset Purchase Agreement, dated March 29, 2021 by and between SovRyn Holdings, Inc and Seattle 6 Broadcasting Company LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on June 16, 2021 and incorporated herein by reference).

10.7	Asset Purchase Agreement, dated June 9, 2021 by and between SovRyn Holdings, Inc and Local Media TV Chicago LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2021 and incorporated herein by reference).

10.8	Asset Purchase Agreement, dated July 13, 2021 by and between SovRyn Holdings, Inc and Lotus TV of Phoenix LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on July 21, 2021 and incorporated herein by reference).

10.9	Asset Purchase Agreement, dated August 31, 2021 by and between SovRyn Holdings, Inc and D; Amico Brothers Broadcasting Corp (filed as Exhibit 2.10 to the Registration Statement on Form S-1/A, filed by the Company with the SEC on October 8, 2021 and incorporated herein by reference).

10.10	Product License Agreement, dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. (filed as Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company with the SEC on September 19, 2016 and incorporated herein by reference).

10.11	Share Assignment Agreement, dated July 20, 2021 between Jeffrey Canouse and Joseph Gallo (filed as Exhibit 10.1 to the Annual Report on Form 10-K, filed by the Company with the SEC on April 15, 2021 and incorporated herein by reference).

10.12	Series E Exchange Agreement, dated September 16, 2021, by and between Madison Technologies Inc. and the investors signatory thereto (filed as Exhibit 10.11 to the Registration Statement on Form S-1, filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

10.13	Stock Acquisition Agreement, dated October 20, 2021 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company with the SEC on October 20, 2021 and incorporated herein by reference).

10.14*	Series H Exchange Agreement, dated November 8, 2021, by and between Madison Technologies Inc. and the investors signatory thereto.

10.15*	Form of February 2022 Securities Purchase Agreement, by and between Madison Technologies Inc. and the purchasers thereto.

10.16	Second Amendment to Stock Acquisition Agreement, dated May 23, 2022, by and among Madison Technologies Inc., Top Dog Productions, Inc., Jay Blumenfield, and Anthony Marsh (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company with the SEC on May 24, 2022 and incorporated herein by reference).

10.17	Amended and Restated Secured Loan and Security Agreement, dated May 23, 2022, by and between Madison Technologies Inc. and Top Dog Productions, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company with the SEC on May 24, 2022 and incorporated herein by reference).

10.18*	Consultant Agreement, by and between Madison Technologies Inc. and GreenRock LLC, dated January 1, 2022.

10.19*	Consulting Proposal Agreement, by and between SovRyn Holdings, Inc and Zenna Consulting Group, dated March 3, 2021.

10.20*	Partial Strict Forbearance Agreement, dated February 1, 2023.

10.21*	Restructuring Agreement, dated February 1, 2023, by and between Madison Technologies Inc., SovRyn Holdings, Inc, Secured Partners and Arena Investors, LP.

10.22*	Local Marketing Agreement, dated February 1, 2023, by and between SovRyn Holdings, Inc and Station Break Operating, LLC.

10.23*	Security Agreement, dated February 17, 2021, by and between Madison Technologies Inc., its subsidiaries, certain secured parties and Arena Investors, LP.

10.24*	Limited Guaranty Agreement, dated February 17, 2021, by and among Phillip Falcone, Kenneth Orr, FFO 1 2021 Irrevocable Trust, FFO 2 2021 Irrevocable Trust and KORR Value, LP in favor of Arena Investors, LP.

10.25*	Limited Guarantor Pledge Agreement, dated February 17, 2021, by and among Phillip Falcone, FFO 1 2021 Irrevocable Trust, FFO 2 2021 Irrevocable Trust and KORR Value, LP in favor of Arena Investors, LP.

10.26*

First Amendment to Limited Guarantor Pledge Agreement, dated September 24, 2021, by and among Phillip Falcone, FFO 1 2021 Irrevocable Trust, FFO 2 2021 Irrevocable Trust, KORR Value, LP and Arena Investors, LP.

10.27*	Guaranty Agreement, dated February 17, 2021, by and among SovRyn Holdings, Inc, Arena Special Opportunities Fund, LP and Arena Special Opportunities Partners I, LP.

14.1	Code of Ethics (filed as Exhibit 14 to the Annual Report on Form 10-K, filed by the Company with the SEC on March 31, 2010 and incorporated herein by reference).

16.1	Letter from K. R. Margetson Ltd., dated April 29, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company with the SEC on September 15, 2021 and incorporated herein by reference).

21.1*	List of Subsidiaries.

31.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Cover Page Data (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

In accordance with SEC Release 33-8238, the certifications furnished in Exhibit 32 hereto are deemed to be furnished with this Annual Report and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

Signatures

In accordance with the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison Technologies Inc.

Date: January 25, 2024	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated.

Date: January 25, 2024	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer, Chief Financial Officer, and Sole Director (Principal Executive Officer and Principal Financial Officer)