Form 10-Q
period 2023-03-31
Madison Technologies Inc.
filed 2024-03-28
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 2023

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

(212) 257-4193
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 27, 2024
Common Stock, $0.001 par value per share	1,603,095,243

MADISON TECHNOLOGIES INC.

TABLE OF Contents

FORM 10-Q

March 31, 2023

©

MADISON TECHNOLOGIES INC.

condensed consolidated Balance Sheets

(Unaudited)

	March 31, 2023		December 31, 2022
ASSETS

CURRENT ASSETS
Cash		$593		$—
Prepaid expenses		—		12,722
Assets from discontinued operations		—		11,726,332
	593		11,739,054

Investments		—		100

Total Assets		$593		$11,739,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses		$960,994		$741,399
Derivative liability		4,429,329		4,429,329
Promissory notes		1,061,415		936,112
Convertible notes		2,283,297		1,883,295
Interest payable on senior secured notes		3,753,750		3,300,000
Senior secured notes, net of discount		15,013,449		14,599,240
Liabilities from discontinued operations		—		2,582,902
Total current liabilities		27,502,234		28,472,277

Preferred Shares–- Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, 0 issued and outstanding, March 31, 2023 and December 31, 2022, respectively;		—		—
Preferred Shares–- Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, March 31, 2023 and December 31, 2022, respectively; 75,000 converted		155		155
Preferred Shares–- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 0 issued and outstanding, March 31, 2023 and December 31, 2022, respectively; 1,000 shares exchanged for Series E-1		—		—
Preferred Shares – Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, March 31, 2023 and December 31, 2022, respectively;		1,153		1,153
Preferred Shares – Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 issued and outstanding, March 31, 2023 and December 31, 2022, respectively; 1,000 shares converted		—		—
Preferred Shares – Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 issued and outstanding, March 31, 2023 and December 31, 2022, respectively; 4,600 shares converted		—		—
Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, issued and outstanding, March 31, 2023 and December 31, 2022, respectively;		40		40

STOCKHOLDERS’ DEFICIT
Capital Stock:
Preferred Shares – 50,000,000 shares authorized, $0.001 par value;		—		—
Preferred Shares–- Series A, $0.001 par value; 3%, stated value $100 per share, 100,000 shares designated, 0 shares issued and outstanding, March 31, 2023 and December 31, 2022, respectively;		—		—
Preferred Shares–- Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, March 31, 2023 and December 31, 2022, respectively		—		—
Common Shares - $0.001 par value; 6,000,000,000 shares authorized, 1,603,095,243 shares issued and outstanding, March 31, 2023 and December 31, 2022, respectively		1,603,095		1,603,095
Additional paid in capital		10,549,165		10,549,265
Accumulated deficit		(39,655,249)		(28,886,831)
Total stockholders’ deficit		(27,502,989)		(16,734,471)
Total liabilities and stockholders’ deficit		$593		$11,739,154

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS of Operations

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenues	$—	$—

Operating Expenses
Selling, general and administrative	350,830	44,502
Professional fees	107,740	663,805
Total operating expenses	458,570	708,307
Loss before other expense	(458,570)	(708,307)

Other income (expenses)
Other income	—	9,381
Loss on disposition of assets	(15,859,990)	—
Interest expense	(1,135,202)	(1,520,001)
Total other expense	(16,995,192)	(1,510,620)

Loss from continuing operations	(17,453,762)	(2,218,927)

Income (loss) from discontinued operations	6,685,344	(317,761)

Net loss and comprehensive loss	$(10,768,418)	$(2,536,688)

Net loss per share-Basic and diluted	$(0.006)	$(0.002)

Average number of shares of common stock outstanding	1,603,095,243	1,599,095,027

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	1,603,095,243	$1,603,095	$10,549,265	$(28,886,831)	$(16,734,471)
Net loss for the period	—	—	(100)	(10,768,418)	(10,768,518)

Balance, March 31, 2023	1,603,095,243	$11,603,095	$10,549,165	$(39,655,249)	$(27,502,989)

			Additional
	Common		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	1,599,095,027	$1,599,095	$10,473,261	$(15,747,021)	$(3,674,665)
Net loss for the period	—	—	—	(2,536,688)	(2,536,688)

Balance, March 31, 2022	1,599,095,027	$1,599,095	$10,473,261	$(18,283,709)	$6,211,353

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of cash flows

(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net loss from continuing operations for the period	$(17,453,762)	$(2,218,927)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized interest	699,516	652,933
Amortization	—	—
Fair value of Warrant issued for services	—	9,000

Loss on disposal of assets	15,874,921	—
Changes in assets and liabilities:
Accounts payable and accruals	673,343	354,976
Payment of lease liability	—	—
Accounts receivable	—	—
Due from related party	—	—
Prepaid expenses	12,722	13,317

Net cash used in operating activities	(193,260)	(1,188,701)

Cash flows from investing activities:
Purchases of equipment, intangible assets and goodwill	—	(30,427)
Funds advanced for note receivable	—	(51,517)
Net cash used in investing activities	—	(81,944)

Cash flows from financing activities:
Proceeds from convertible and subordinate notes sold	$240,000	$810,000

Net cash provided by financing activities	240,000	810,000
Cash flows from continuing operations	46,740	(460,645)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(46,147)	474,446
Net cash used in investing activities	—	(14,514)
Cash flows from discontinued operations	(46,147)	459,932

Net (decrease) increase in cash	593	(713)

Cash, beginning of period	—	729

Cash, end of period	$593	$16

SUPPLEMENTAL DISCLOSURE

Interest paid	$—	$453,750
Taxes paid	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

Note 1 Nature of Operations

Madison Technologies Inc. (“Madison” or the “Company” or “we” or “us” or “our”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of common stock, par value $0.001 per share (“Common Stock”), are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

We are seeking to create, develop and launch BlockchainTV (“BCTV”), the first-to-market 24/7 television broadcast and streaming communications network designed to bring the most up-to-date crypto information and entertainment to the masses in the U.S. and around the world.

Note 2 Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, we generated no revenues from continuing operations, incurred a net loss of $13,139,810 and as of December 31, 2022, had a working capital deficit and an accumulated deficit of $13,860,314 and $28,886,831, respectively. It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt and further implement our business plan. The accompanying condensed consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

Note 3 Summary of Significant Accounting Policies

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of our current and former wholly owned subsidiaries, Blockchain.tv, Inc. and SovRryn Holdings Inc. (“Sovryn”). Sovryn is consolidated up until January 31, 2023 and recognized as a discontinued operation. All the intercompany balances and transactions have been eliminated in the consolidation.

Interim Reporting

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2022 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2022 annual financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023.

Segment reporting

Our chief operating decision maker is our chief executive officer, who reviews information on an aggregated basis.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition

We adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when we transfer promised services to the customer. The performance obligation is the monthly services rendered. We have one main revenue source which is leasing of television station channels. Accordingly, we recognize revenue when services are provided as time passes the customers have access to utilize the channel. These revenues are billed in advance, arrears and/or are prepaid. The performance obligation is the monthly services rendered. At March 31, 2023, we have one main revenue source, which is the leasing of television channels. Where there is a leasing contract for channels, we bill monthly for our services as rendered. Where there is no contract, the revenue is recognized as provided.

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

Financial instruments

Our financial instruments consist principally of accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is the management’s opinion that we are not exposed to any significant currency or credit risks arising from these financial instruments.

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

Convertible Notes with Fixed Rate Conversion Options

We may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. This results in a fair value of the convertible note being equal to a fixed monetary amount. We record the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the note date with a charge to interest expense in accordance with ASC 480–- “Distinguishing Liabilities from Equity”.

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

Loss per share

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of March 31, 2023 and 2022, no options were outstanding and 286,173,016 and 203,673,016 warrants were outstanding and exercisable, respectively. Additionally, as of March 31, 2023 and 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totaled $22,154,828 and $19,383,713, respectively, and was convertible into 1,187,237,384 and 951,018,661 shares of Common Stock, respectively. We issued shares of preferred stock (“Preferred Stock”) that may be converted into our Common Stock. Of the outstanding shares of Preferred Stock as of March 31, 2023, as applicable, Series A Preferred Stock was convertible into 318,056,580 shares of Common Stock, Series D Preferred Stock was convertible into 155,000,000 shares of Common Stock, Series E-1 Preferred Stock was convertible into 1,152,500,000 shares of Common Stock and Series H Preferred Stock was convertible into 39,895,000 shares of Common Stock. The total potentially dilutive shares calculated are 3,138,861,880 and 2,501,586,677 as of March 31, 2023 and 2022, respectively. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted into either 4.99% or 9.99% of the then outstanding shares. As of March 31, 2023 and 2022, potentially dilutive securities consisted of the following:

Schedule of Potentially Dilutive Securities

	March 31, 2023	March 31, 2022
Warrants	286,173,016	203,673,016
Convertible Preferred Stock	1,665,451,580	1,346,895,000
Convertible debt	1,187,237,384	951,018,661
Total	3,136,861,880	2,501,586,677

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions”, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: (a) our affiliates; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; (d) our principal owners; ©) our management; (f) other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the condensed consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 2 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized below:

	March 31, 2023	December 31, 2022
Accounts payable	$385,797	$371,987
Accrued expenses	293,210	174,078
Accrued interest	281,988	195,334

Total	$960,994	$741,399

Note 3 Derivative Liability

We incur a derivative liability when we issue warrants in connection with the sale of notes payable. Management has determined that the daily closing price of our Common Stock is not a reliable factor for determining the value of the warrants and corresponding derivative liability on the basis that (i) the total volume of our Common Stock traded is approximately 3,700,000 shares since January 1, 2023, representing 0.2% of our outstanding shares and (ii) since July 2022 through the date of this Quarterly Report on form 10-Q, our Common Stock is listed on the OTC Expert Market that limits visibility of our Common Stock to investors. Valuation methods such at Black-Scholes rely on daily closing prices and their volatility. As a better representation of value, management used a share price of $0.018 per share to determine the derivative liability from warrants issued through December 31, 2022, which was the per share price used in connection with the issuance of 255,555,556 shares of Common Stock issued upon conversion of the Series G Preferred Stock on November 2, 2021. For warrants issued since January 1, 2023, management used a $0.000 price to determine the derivative liability given the absence of trading volume and our financial condition.

For the three months ended March 31, 2023, our derivative liability was as follows:

March 31, 2023
Balance at January 1, 2023	$4,429,329

Liability for Warrants issued	—

Balance at March 31, 2023	$4,429,329

In the three months ended March 31, 2023, we issued warrants to purchase up to 40,000,000 shares of Common Stock at $0.02 per share.

Note 4 Promissory Notes

On December 28, 2021, we issued a $500,000 promissory note that bears interest at 12% per annum and matures on March 31, 2023. In connection with such issuance, we issued 500,000 warrants that expire on December 31, 2023 and may be converted in shares of our Common Stock on or after June 26, 2022 at a price of $0.025 per share. We estimate the value such warrant to be approximately $9,000, based on a value of $0.018 per share of our Common Stock as of December 28, 2021. The promissory note is subordinate to the convertible notes having an aggregate principal amount of $16.5 million (collectively, the “Notes”), which we issued to funds affiliated with Arena Investors, LP (collectively, the “Investors”). As of March 31, 2023, $500,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued an unsecured $150,000 note payable with $15,000 in fees payable upon its April 5, 2022 maturity date, which we treated as deferred financing fees and amortize over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of March 31, 2023, $120,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued an unsecured $150,000 note payable with $15,000 in fees payable upon its April 5, 2022 maturity date, which we treated as deferred financing fees and amortized over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of March 31, 2023, $135,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On April 27, 2022, we issued a $125,000 unsecured note payable that has a $12,500 original issue discount and matured on December 31, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 2,500,000 shares of our Common Stock at $0.025 per share that is exercisable starting September 15, 2022 and until April 15, 2024. We estimate the total value of such warrants to be $45,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of March 31, 2023, $125,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

Note 5 Convertible Notes Payable

Our convertible notes payable, all of which are current liabilities, are as follows as of:

		March 31, 2023	December 31, 2022

Series 1	(a)	1,050,000	1,050,000

Series 2	(b)	470,000	250,000

Series 3	(c)	208,000	208,000

Series 4	(d)	220,000	550,000

Series 5	(e)	542,500	192,500

Series 6	(f)	55,000	55,000
Principal outstanding		2,545,500	2,305,500
Less discount		262,203	426,094

Principal outstanding, net		$2,283,297	$1,879,406

(a)

Series 1:

We issued a total of $1,050,000 in subordinated convertible notes that bear interest at 6% per annum, matured on December 31, 2022 and may be converted at the noteholder’s option at any time into shares of our Common Stock at a fixed price of $0.021 per share. We have not yet repaid the noteholders and are in default.

(b)

Series 2:

On January 6, 2022, we issued to one of our shareholders a $250,000 unsecured note payable that bears interest at 12% per annum and matured on April 6, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 6,250,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the warrant to be $112,500, based on a $0.018 price per share of our Common Stock that is treated as a debt discount to be amortized over the term of the note. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued to one of our shareholders a $25,000 unsecured note payable that bears interest at 12% per annum and matured on April 6, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 600,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the warrant to be $10,800, based on a $0.018 price per share of our Common Stock that we treated as a debt discount to be amortized over the term of the note. In May 2022, we repaid the note.

On February 17, 2022, we issued a $50,000 unsecured note payable that bears interest at 12% per annum and matured on April 6, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 1,250,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022, and ending July 1, 2024. We estimate the value of the warrant to be $22,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount that we amortized over the term of the note. In April 2022, we repaid the note.

(c)

Series 3:

On February 15, 2022, we issued two $137,500 unsecured convertible notes payable bearing an 11.25% interest rate per annum that matured on February 23, 2023 and have a $15,000 original issue discount. In connection with such issuances, we issued the noteholders warrants to purchase up to 2,500,000 shares of our Common Stock at $0.10 per share that are exercisable at any time until February 11, 2027. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the terms of the notes along with the deferred financing fees. The notes’ principal and interest may be converted into our Common Stock at $0.02 per share. On October 25, 2022, the noteholder converted $67,000 and $13,004 of note principal and interest, respectively. We have not yet repaid the noteholders their outstanding principal and interest and are in default.

(d)

Series 4:

On May 5, 2022, we issued a shareholder a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matured on May 5, 2023. The note may be converted into shares of our Common Stock at $0.02 per share. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share. We have not yet repaid the noteholders and are in default.

On June 24, 2022, we issued a convertible subordinate note totaling $110,000 that accrues interest at 12% per annum and matured on May 5, 2023. The note may be converted into shares of our Common Stock at $0.02 per share. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share. We have not yet repaid the noteholders and are in default.

(e)

Series 5:

On May 5, 2022, we issued an $82,500 note payable that has a $7,500 original issue discount, matured on May 5, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 3,750,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $67,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of March 31, 2023 and December 31, 2022, $82,500 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On May 5, 2022, we issued a $110,000 note payable that has a $10,000 original issue discount and matured on May 5, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of March 31, 2023 and December 31, 2022, $110,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On October 14, 2022, we issued a $110,000 note payable that has a $10,000 original issue discount and matured on October 14, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of March 31, 2023 and December 31, 2022, $110,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On December 2, 2022, we issued a $220,000 note payable that has a $20,000 original issue discount and matured on October 14, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 10,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $180,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of March 31, 2023 and December 31, 2022, $220,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

(f)

Series 6:

On September 16, 2022, we issued a $55,000 note payable that has a $5,000 original issue discount and matured on September 16, 2023 and bears interest at 12% per annum. The note may be converted into shares of our Common Stock at the lesser of $0.001 per share or at a 50% discount to the lowest closing price of our Common Stock within the past twenty days prior to a conversion. As of March 31, 2023 and December 31, 2022, $55,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On February 17, 2022, we issued a $50,000 unsecured note payable that bears interest at 12% per annum and matured on April 6, 2022. In connection with the note sale, we issued the noteholder a Warrant to purchase 1,250,000 shares of our Common Stock at $0.021 per share at any time starting July 1, 2022 and ending July 1, 2024. We estimate the value of the Warrant to be $22,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount that we amortized over the term of the note. In April 2022, we repaid the note.

Note 6 Senior Secured Notes

On February 17, 2021, we entered into a securities purchase agreement with the Investors pursuant to which we issued the Notes. The Notes are secured by a blanket lien on all of the Company’s assets and the shares of our Common Stock and Preferred Stock (the “Pledged Assets”) held by Philip Falcone, FFO1 2021 Irrevocable Trust, FFO2 2021 Irrevocable Trust and Korr Value LP (the “Pledgors”), which shares may be voted by the Investors in the event of default.

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

The Notes have a term of thirty-six months and mature on February 17, 2024, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in registered shares of our Common Stock in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume-weighted average price of our Common Stock for the five (5) days immediately preceding the date of conversion. At March 31, 2023 and December 31, 0222, accrued and unpaid interest was $3,619,000 and $3,300,000, respectively.

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

On October 27, 2022, the agent (the “Agent”) for the Investors notified us that certain events of default have occurred and were continuing under the Notes. On November 21, 2022, we, the Investors and the Agent entered into a Forbearance Agreement, pursuant to which, among other things, we acknowledged the outstanding principal balances of the Notes, that we have an obligation for interest, including default interest, fees and expenses in connection with the Notes, that we have no rights of offset, defenses, claims or counterclaims with respect to our obligations and pursuant to a side letter, dated as of November 21, 2022, we agreed to achieve certain milestones by the dates as set forth therein. The Forbearance Agreement expired on December 30, 2022.

As of March 31, 2023 and December 31, 2022, the outstanding liability for the Notes is as follows:

	March 31, 2023	December 31, 2022
Principal	$16,500,000	$16,500,000

Less discount	1,486,551	1,900,760

Principal, net of discount	$15,013,449	$14,599,240

As of March 31, 2023 and December 31, 2022, accrued interest payable was $3,753,750 and $3,300,000, respectively, with interest accruing at 11% per annum for the three months ended March 31, 2023.

Note 7 Related Party

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Philip Falcone, for a period of one year ending December 31, 2022, under which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as chief executive officer. In February 2021, Sovryn entered into consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the three months ended March 31, 2023 and 2022, we paid GreenRock LLC $35,000 and $40,000 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and was our Chief Executive Officer until November 6, 2023. We paid GreenRock LLC bonuses of $128,473 and $233,140 for the three months ended March 31, 2023 and 2022.

Note 8 Mezzanine Equity

We account for certain of our Preferred Stock in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Based on this guidance, preferred stock that is conditionally redeemable is classified as temporary or “mezzanine” equity. Accordingly, the various series of our Preferred Stock, which is subject to conditional redemption, is presented at redemption value as mezzanine equity outside of the stockholders’ equity section of the condensed consolidated balance sheets.

Preferred Shares

Series A Preferred Stock

There are 100,000 designated and authorized shares of Series A Preferred Stock, subject to a 9.99% conversion limitation and anti-dilution rights for 24 months from the time of issuance. Holders of Series A Preferred Stock are entitled to receive, when and as declared, dividends equal to 3% per annum on the stated value, payable in additional shares of Series A Preferred Stock. Holders of Series A Preferred Stock have the right to vote on any matter submitted to our shareholders for vote, on an as-converted basis. Each share of Series A Preferred Stock may be convertible into 3,420 shares of Common Stock, or as adjusted to equal the conversion ratio multiplied by a fraction, the numerator of which is the number of shares outstanding on a fully diluted basis after the issuance of the dilution shares, and the denominator is 360,000,000.

On July 17, 2020, we issued 92,999 Series A Preferred Stock at a value of $343,094, with the acquisition cost derived using the $0.04 market price on that date of $0.04 multiplied by 95% of the number of our issued and outstanding shares at the time (18,057,565) and multiplied by 50% of that value.

As at March 31, 2023, no shares of Series A Preferred Stock are outstanding.

Series C Preferred Stock

There are 10,000 designated and authorized shares of Series C Preferred Stock, containing a 9.99% conversion limitation. Holders of Series C Preferred Stock are entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, without the consent of the holders of 80% of the shares of Series C Preferred Stock then outstanding, we may not redeem, repurchase or otherwise acquire directly or indirectly any securities deemed junior to such Series C Preferred Stock (“Junior Securities”) nor may we directly or indirectly pay or declare or make any distribution upon, nor may any distribution be made in respect of, any Junior Securities, nor may any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock has the right to vote on any matter submitted to our shareholders for a vote, on an as converted basis. Each share of Series C Preferred Stock may be convertible into 100 shares of our Common Stock. As at March 31, 2023, no shares of Series C Preferred Stock are outstanding.

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

On February 16, 2021, we settled $1,028,000 in note payables, convertible notes payable and accrued interest for 230,000 shares of our Series D Preferred Stock, of which 75,000 shares of Series D Preferred Stock were converted into 75,000,000 shares of our Common Stock and 155,000 Series D Preferred shares remain unconverted and outstanding as of March 31, 2023.

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

On September 16, 2021, the holders of our Series E Preferred Stock entered into an exchange agreement with us whereby on October 11, 2021, the 1,000 Series E Preferred shares were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $4,225,062 value as was assigned to the 1,000 shares of Series E Preferred Stock. As at March 31, 2023, no shares of Series E Preferred Stock are outstanding.

Series E-1 Preferred Stock

There are 1,152,500 designated and authorized shares of Series E-1 Preferred Stock, which have a stated value of $0.87 per share. Shares of Series E-1 Preferred Stock are pari passu with the Series D Preferred Stock and Series F Preferred Stock and are senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents. It has votes equal to the number of shares of common stock into which the Series E-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of Common Stock. To the extent that holders of shares of Series E-1 Preferred Stock voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E-1 Preferred Stock constitutes the approval of such action by both the class or the series as applicable. To the extent that holders of Series E-1 Preferred Stock are entitled to vote on matters with holders of shares of Common Stock and vote together as one class, each share of Series E-1 Preferred Stock entitles the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the conversion rate is calculated. Holders of Series E-1 Preferred Stock are entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by vote. As long as any shares of Series E-1 Preferred Stock are outstanding, we cannot, without the affirmative vote of the Holders of all the then outstanding shares of Series E-1 Preferred Stock, (a) alter or change adversely, the powers, preferences or rights given to the Series E-1 Preferred Stock or alter or amend the Series E-1 certificate of designations (the “Series E-1 Certificate”), (b) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of a holder, or (c) enter into any agreement with respect to any of the foregoing. On October 11, 2021, the Series E-1 shares were issued. At March 31, 2023 and December 31, 2022, 1,152,500 shares of Series E-1 Preferred Stock remain outstanding.

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

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock.

As at March 31, 2023 and December 31, 2022, no shares of Series F Preferred Stock are outstanding.

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

We received $4,600,000 in subscriptions for 4,600 of shares Series G Preferred Stock that we valued at $1,000 per share based on the cash price. On November 2, 2021, all the 4,600 shares of Series G Preferred Stock were converted into 255,555,556 shares of our Common Stock. At March 31, 2023, no shares of Series G Preferred Stock are outstanding.

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

On November 11, 2021, pursuant to an exchange agreement that we entered into with the Investors, 39,895,000 of our shares of Common Stock held by the Investors were exchanged for 39,895 shares of our Series H Preferred Stock and we cancelled the 39,895,000 shares. We valued the 39,895,000 shares and 39,895 shares of Series H Preferred Stock at $3,989,500. At March 31, 2023 and December 31, 2022, 39,895 shares of Series H Preferred Stock remain outstanding.

Note 9 Shareholders’ Equity

Preferred Stock

As of March 31, 2023 and December 31, 2022, we are authorized to issue 50,000,000 shares of Preferred Stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors of which 48,617,400 remain available for designation and issuance.

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

On February 17, 2021, the 100 shares Series B Preferred Stock were transferred from Mr. Canouse (our former director and Chief Executive Officer), to the FFO1 2021 Irrevocable Trust, a company Mr. Falcone (our director and CEO) is the trustee and has the voting and dispositive power. The 100 shares of Series B Preferred are included in the Pledged Assets.

At March 31, 2023 and December 31, 2022, there were 100 Series B Preferred shares outstanding, respectively.

Common Stock

As of March 31, 2023 and December 31, 2022 there were 1,603,095,243, shares outstanding.

Warrants

On January 10, 2023, we issued two unsecured convertible subordinate notes totaling $220,000 and in connection with one of the notes sold, we issued the noteholder a warrant to purchase up to 40,000,000 shares of our Common Stock at $0.02 per share starting January 10, 2023 and ending January 10, 2030.

The Warrants issued were loan incentives. The value was allocated to the warrants based on its fair value on the date of the grant, as determined using the Black-Scholes option pricing model.

For the three months ended March 31, 2023, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2023	246,173,016	$0.021	3.69	$399,783	$4,431,114
					-
Issued	40,000,000	$0.020	6.79		$—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Outstanding and exercisable at March 31, 2023	286,173,016	$0.021	3.91	$343,904	$4,431,114

Note 10 Discontinued Operations

In the fourth quarter of 2022, management at that time determined that Sovryn’s television broadcast business was not an efficient use of our resources to develop and launch BCTV, our core business, and management sought to exit Sovryn’s business and pay down the Company’s senior debt associated with acquiring Sovryn’s assets and creating its business. As a result, Sovryn is recognized as a discontinued operation in the accompanying condensed consolidated financial statements. Effective February 1, 2023, we assigned 100% ownership of Sovryn to the Investors. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. The following is a summary of Sovryn for the three months ended March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022
Assets
Current assets	$—	$342,264
Property, equipment and right-of-use assets	—	2,823,224
Intangible assets	—	12,027,769
	—	15,193,257
Liabilities
Accounts payable and accrued liabilities	—	620,306
Lease liability obligations	—	1,468,233
	—	2,088,539

Revenues	163,473	474,999
Selling, general and administrative	(9,886)	(134,589)
Television operation	—	(87,632)
Amortization	—	(80,494)
Professional fees	—	(201,336)
Interest expense	—	(2,904)
Gain (loss) on asset disposals	6,695,083	(52,668)
Impairment loss	—	—

Gain (loss) from discontinued operations	$(6,521,724)	$(84,624)

Note 11 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	March 31, 2023	March 31, 2022
Net loss for the three-month period	$(10,768,418)	$(2,536,688)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(2, 261,368)	$(532,704)
Effect of change in tax rates	—	—
Permanent differences	—	—
Valuation allowance	2,261,368	532,704
Income tax expense and income tax liability	$—	$—

As of March 31, 2023 and December 31, 2022, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded, as management believes it is more likely than not that the deferred income tax asset will not be realized.

	March 31, 2023	December 31, 2022
Tax loss carried forward	$—	$—

Deferred tax assets	$5,020,728	$2,759,360
Valuation allowance	(5,020,728)	(2,759,360)
Deferred taxes recognized	$—	$—

Tax losses of approximately $30 million will expire in 2039 and 2040.

Note 12 Subsequent Events

On September 21, 2023, the Agent for the Investors delivered a notice to us that the Agent has exercised the Investors’ rights to vote the Pledged Interests (as defined in such notice) and to exercise the Investors’ rights, powers and privileges, to pass certain resolutions and to amend our bylaws then in effect to, among other things, (i) remove the board of directors of the Company (the “Board of Directors”) and all officers of the Company, and (ii) reduce the number of the Board of Directors from three to one director. As a result of the Agent delivering such notice and exercising its rights to vote the Pledged Interests, a change of control of the Company occurred (the “Change of Control”).

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

On November 10, 2023, Philip Falcone, individually and on behalf of the Company and other named defendants, filed a Confession of Judgment affirming that a promissory note (the “Z4 Note”) had been issued by the Company, dated December 28, 2021, by Z4 MGMT LLC (“Z4”), which was guaranteed by each of FFO1 2021 Irrevocable Trust and FFO2 2021 Irrevocable Trust. The Z4 Note was initially payable on February 15, 2022, and had an original principal balance of $500,000 with an interest rate of 12% per annum. The Z4 Note’s expiration date was extended to July 5, 2022, then further extended to March 31, 2023, and as of October 1, 2023, the revised principal balance, along with interest accrued, totaled $581,304. On such date, Z4 filed an Affidavit of Default affirming that the Z4 Note was in default and requesting a judgment in the amount of $581,304 against the Company, FFO1 2021 Irrevocable Trust, FFO2 2021 Irrevocable Trust, and Mr. Falcone personally, in favor of Z4. On December 5, 2023, a judgement in favor Z4 Management in the sum of $581,304 was rendered against us, Mr. Falcone, FFO1 2021 Irrevocable Trust and FFO2 2021 Irrevocable Trust.

On February 18, 2024, Agile Capital Funding LLC (“Agile”) filed a Confession of Judgment executed by Philip Falcone with the Supreme Court of the State of New York County of New York that affirmed that the Company owes Agile for funds received on January 30, 2023, less funds the Company subsequently repaid, and for accrued interest and collection fees, which Agile determined to be $190,444 as of February 18, 2024. To date, the liability for the judgment has not been satisfied.

Presently, we are default on all of our outstanding promissory and convertible notes payable (See Notes 4, 5 and 6), which have $3.5 million in aggregate principal outstanding plus accrued interest, penalties and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023, should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”). This Form 10-Q and such discussion contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include our expectations regarding our capital needs, future cash flows, financial results, business strategy, business plans and objectives, current and future operations, intentions, expectations any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on January 25, 2024 (the “Annual Report”), under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that we file from time to time with the SEC, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Recent Developments

On September 21, 2023, the Agent delivered a notice to us that the Agent exercised the Investors’ rights to vote the Pledged Interests and to exercise the Investors’ rights, powers and privileges, to pass certain resolutions and to amend our bylaws then in effect to, among other things, (i) remove the Board of Directors and all Company officers, and (ii) reduce the number of the Board of Directors from three directors to one director. As a result of the Agent sending such notice and exercising its rights to vote the Pledged Interests, the Change of Control occurred.

On the two-year anniversary of the October 11, 2021 issuance of the Series E-1 shares, the shares were to be automatically converted into 1,152,500,000 shares of our Common Stock, however we did not process the conversion and have not to date.

In addition to the defaults described above, as of the date of this Form 10-Q, and since the last day of the quarter ended March 31, 2023, we are in default under a certain loans payable for failure to pay principal and accrued interest on such loans, with an aggregate of approximately $3.8 million and $3.3 million of principal, accrued interest and late fees, as of such date and as of March 31, 2023 respectively. As a result of the Change of Control, we intend to strategize with the holders of such notes to extend, modify or otherwise revisit the terms of such indebtedness in order to resolve such outstanding defaults.

On November 6, 2023, the shareholders of the Company removed Philip Falcone and Warren Zenna as our directors and appointed Thomas Amon as the sole member of our board of directors. Mr. Amon removed all our officers and was appointed as the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

On November 10, 2023, Philip Falcone, individually and on behalf of the Company and other named defendants, filed a Confession of Judgment affirming that the Z4 Note had been issued by the Company, dated December 28, 2021, by Z4, which was guaranteed by each of FFO1 2021 Irrevocable Trust and FFO2 2021 Irrevocable Trust. The Z4 Note was initially payable on February 15, 2022, and had an original principal balance of $500,000 with an interest rate of 12% per annum. The Z4 Note’s expiration date was extended to July 5, 2022, then further extended to March 31, 2023, and as of October 1, 2023, the revised principal balance, along with interest accrued, totaled $581,304. On such date, Z4 filed an Affidavit of Default affirming that the Z4 Note was in default and requesting a judgment in the amount of $581,304 against the Company, FFO1 2021 Irrevocable Trust, FFO2 2021 Irrevocable Trust, and Mr. Falcone personally, in favor of Z4. On December 5, 2023, a judgement in favor Z4 Management in the sum of $581,304 was rendered against us, Mr. Falcone, FFO1 2021 Irrevocable Trust and FFO2 2021 Irrevocable Trust.

On February 18, 2024, Agile Capital Funding LLC (“Agile”) filed a Confession of Judgment executed by Philip Falcone with the Supreme Court of the State of New York County of New York that affirmed that the Company owes Agile for funds received on January 30, 2023, less funds the Company subsequently repaid, and for accrued interest and collection fees, which Agile determined to be $190,444 as of February 18, 2024. To date, the liability for the judgment has not been satisfied.

Since October 2023, and as a result of the Change of Control, we have had minimal operations and nominal assets consisting almost entirely of cash. However, in December 2023, we held discussions with the head of content production of BCTV regarding initial plans to continue the Company’s business plans described above as intended prior to the Change of Control. However, we cannot make any guarantee as of the date of the filing of this Form 10-Q as to the timing and success of these plans, business relationships or reaching any self-imposed expectations, or that we will ultimately continue the Company’s business as so described. See “Forward-Looking Statements” in this Item 2 above.

RESULTS OF OPERATIONS

Our condensed consolidated unaudited financial statements included herein have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity and/or debt securities.

Three months ended March 31, 2023 and 2022

Selling, general and administrative expenses

General and administrative expenses increased to $350,830 for the three months ended March 31, 2023 from $44,502 for the three months ended March 31, 2022 as a result of higher personnel costs from added personnel.

Professional Fees

Professional fees decreased to $107,740 for the three months ended March 31, 2023, from $663,804 for the three months ended March 31, 2022. The decrease was primarily the result of a decrease in the nonrecurring legal and consulting expense associated with the acquisitions of television stations and related matters.

Interest Expense

Interest expense decreased to $1,135,202 for the three months ended March 31, 2023 from $1,520,001 for the three months ended March 31, 2022. The decrease resulted primarily from the interest cost of our debt held the Investors that accrued interest at an 11% rate per annum for the three months ended March 31, 2023 and did not include an assessment for default interest at 9% per annum that we accrued for the three months ended March 31, 2022. In addition, the costs of other financings associated with the acquisitions of television stations and development of BlockchainTV had amortization periods that expired prior to December 31, 2022.

Discontinued Operations

Our gain from discontinued operations was $6,685,344 and $317,762 for the three months ended March 31, 2023 and 2022, respectively. Effective February 1, 2023, we entered into an agreement with the Investors in which we exchanged our ownership of the assets associated with Sovryn’s broadcast television business in exchange for a $11,600,000 reduction in our obligation for the Notes. As a result, the revenues, expenses, assets and liabilities of Sovryn are included as discontinued operations for the three months ended March 31, 2023 and 2022. The increase in our gain from discontinued operations resulted from Sovryn’s liabilities being transferred as part of the ownership transfer.

Loss on Disposition of Assets

Sovryn owed us $15,850,990 due to the Sovryn ownership transfer on February 1, 2023. The amount owed to us resulted primarily from funds that we advanced to Sovryn in order to purchase the television station assets. We wrote off the amount owed and recognized the loss, which is consistent with the terms of the ownership transfer.

Net Loss

Net loss increased to $10,768,418 for the three months ended March 31, 2023, from $2,536,688 for the three months ended March 31, 2022. The increase was primarily the result of the $15,850,990 loss from the disposition of Sovryn in the three months ended March 31, 2023 that was partially offset by a $6,685,344 gain from the discontinued operations of Sovryn as described above. The net loss per basic diluted share was $0.006 and $0.002, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 and 1,599,095,027 for the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2023, we had $593 in cash and a $12,488,191 working capital deficit, compared to cash of $0 and working capital deficit of $3,673,317 as at December 31, 2022. Our working capital deficit increased primarily as a result of transferring ownership of Sovryn on February 1, 2023.

We will require additional capital to meet our long- and short-term operating requirements. For the year ended December 31, 2022 and three months ended March 31, 2023, our principal source of liquidity was our cash that we obtained from borrowings. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out the business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Operating Activities

We used $193,260 cash in operating activities during the three months ended March 31, 2023, compared to cash used of $1,188,700 in operating activities during the previous year’s three-month period. The decrease was primarily the result of a decrease in operating activities and interest.

Net Cash Used in Investing Activities

We used cash of $0 in investing activities during the three months ended March 31, 2023, compared to cash used of $81,945 in investing activities during the previous year’s three-month period. The decrease was the result of the deferral of investing activities in the three months ended March 31, 2023 due to cash constraints.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $240,000 for the three months ended March 31, 2023 were from the proceeds of subordinated notes payable and Warrants that we sold to investors, compared to $810,000 of cash provided by financing activities during the previous fiscal year that we generated from proceeds of subordinated notes payable and warrants that we sold to investors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Going Concern

The independent auditor’s report accompanying our December 31, 2022 and 2021 consolidated audited financial statements in the Annual Report contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such consolidated financial statements and the condensed consolidated financial statements in this Form 10-Q have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Transactions with Related Parties

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, pursuant to which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, Sovryn entered into a consulting agreement with GreenRock LLC to provide us with chief executive officer services. The agreements expired on December 31, 2022 and were not renewed. In the three months ended March 31, 2023 and 2022, we paid GreenRock LLC $35,000 and $40,000 in fees, respectively. We paid GreenRock LLC bonuses of $128,473 and $233,140_for the three months ended March 31, 2023 and 2022, respectively.

On February 1, 2023, we entered into the Partial Foreclosure Agreement with the Investors pursuant to which we transferred ownership of our Federal Communications Commission (“FCC”) licenses and other broadcast television assets to a third-party entity controlled by the Investors. In consideration therefor, the Investors agreed to reduce the indebtedness under the Notes by $11,600,000. On September 21, 2023, the Agent for the Investors delivered to us a notice that the Agent has exercised the Investors’ rights to vote the Pledged Interests, including the 100 shares of our Series B Preferred Stock, and to exercise the Investors’ rights, powers and privileges to pass certain resolutions and to amend our bylaws then in effect to, among other things, (i) remove the Board of Directors and all Company officers, and (ii) reduce the number of the Board of Directors from three directors to one director. As a result of the Agent sending such notice and exercising its rights to vote the Pledged Interests, the Change of Control occurred.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at March 31, 2023.

Critical Accounting Policies

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 1 of the Notes to the condensed consolidated financial statements included in this Form 10-Q. Certain of the policies require management to make significant and subjective estimates or assumptions that may deviate from actual results. In particular, management makes estimates regarding the useful life of long-lived assets related to depreciation and amortization expense, estimates regarding fair value of our reporting units and future cash flows with respect to assessing potential impairment of both long-lived assets and goodwill and estimates of expense related to our debt and equity instruments. Each of these estimates is discussed in greater detail in the following discussion.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer, who also serves as our Chief Financial and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and no outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2022, and the preparation of this Form 10-Q.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of March 31, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Our independent auditors have not issued an attestation report on management’s assessment of our internal control over financial reporting. As a result, this Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS.

Other than the following proceedings, we are not a party to any material pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any material pending legal proceedings.

On January 30, 2023, in the Supreme Court of the State of New York, Philip A. Falcone provided Agile Capital Funding LLC (“Agile”) with an affidavit of confession of judgement for an obligation due to Agile from Sovryn and the Company’s failure to deliver to Agile accounts receivable, which were purchased by Sovryn and the Company pursuant to the Agreement for the Purchase and Sale of Future Receipts dated January 30, 2023. Agile filed an affidavit of facts in the Supreme Court in the State of New York on February 18, 2024 requesting an entry of judgement against Sovryn and the Company in the sum of $190,443.62 less any payments made in a timely manner. On January 30, 2023 the Supreme Court of the State of New York adjudged that Agile does recover the sum of $190,443.62.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2023, we sold a total of $220,000 of notes payable that may be converted into our Common Stock at fixed prices of $0.02 per share, and we issued certain noteholders warrants to purchase an aggregate of 40,000,000 shares of our Common Stock, exercisable for $0.02 per share.

The sale and the issuance of such securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Such determination was made based on the representations of such investors which included, in pertinent part, that such investors were either (A) an “accredited investor” within the meaning of Rule 501 of Regulation D or (B) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act, and upon such further representations from each investor that (i) such investors acquired the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investors agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investors had knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of an investment in us, (iv) such investors had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of such offer and sale and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investors had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for such securities issued in reliance upon these exemptions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 27, 2022, the Agent for the Investors notified us that certain Events of Default have occurred and are continuing under the Notes. On November 21, 2022, we, the Investors and the Agent entered into a Forbearance Agreement, pursuant to which, among other things, we acknowledged the outstanding principal balances of the Notes, that we have an obligation for interest, including default interest, fees and expenses in connection with the Notes, that we have no rights of offset, defenses, claims or counterclaims with respect to our obligations and pursuant to a side letter, dated as of November 21, 2022, we agreed to achieve certain milestones by the dates as set forth therein. The Forbearance Agreement expired on December 30, 2022.

In January 2023, outstanding principal amounts under the Notes of not less than $16.5 million were accelerated by Arena in its capacity as Agent due to the occurrence of certain events of default under the Notes, which ultimately resulted in the Change of Control.

On January 28, 2023, the Agent for the Investors sent us an Event of Default/Notice of Intention to Seek Appointment of Receiver (the “Acceleration Notice”). The Acceleration Notice stated that the Agent and Investors (a) elected to cause the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof to become immediately due and payable in cash, (b) inform us of the Agent’s and Investors’ intent to commence legal action to collect any or all of the obligations under the Notes, and (c) seek the appointment of a receiver or trustee as a means of realizing proceeds on their collateral.

On February 1, 2023, we entered into a partial strict foreclosure agreement with the Investors pursuant to which we transferred ownership of our FCC licenses and other broadcast television assets to a third party entity controlled by the Investors and received $11,600,000 in credit toward our indebtedness to the Investors.

On February 3, 2023, we entered into a securities purchase agreement with a third party lender pursuant to which we borrowed $88,760 that accrues interest a 12% per annum and is repayable in 10 monthly installments starting March 15, 2023.

On September 21, 2023, the Agent for the Notes sent us a notice that the Agent has exercised the Investors’ rights to vote the Pledged Assets and to exercise the rights, powers and privileges as Investors, to pass certain resolutions and to amend our bylaws to, among other things, (i) remove the Board of Directors and all officers of the Company, and (ii) reduce the number of the Board of Directors from three to one director. As a result of the Agent for the Notes sending such notice and exercising their rights to vote the Pledged Assets and exercising their rights, powers and privileges as Investors, the Change of Control occurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 10, 2023, we entered into securities purchase agreements with two investors (the “January 10th SPAs”). Pursuant to the January 10th SPAs, we sold a total of $220,000 of notes (the “January Notes”) that may be converted into our Common Stock at fixed prices of $0.02 per share, and we issued such investors warrants (the “January Warrants”) to purchase an aggregate of 40,000,000 shares of our Common Stock, exercisable for $0.02 per share. Copies of the forms of the January 10th SPAs, January Notes and January Warrants are attached as Exhibit 10.4, 4.1 and 4.2, respectively, to this Form 10-Q. The foregoing descriptions of the January 10th SPAs, the January Notes and the January Warrants are summaries and do not purport to be complete and are qualified in their entirety by reference to Exhibits 10.4, 4.1 and 4.2, respectively.

On February 1, 2023, we entered into a partial strict foreclosure agreement with the Investors (the “Partial Strict Foreclosure Agreement”) pursuant to which we transferred ownership of our FCC licenses and other broadcast television assets to a third party entity controlled by the Investors and received $11,600,000 in credit toward our indebtedness to the Investors. Also on February 1, 2023, the Company, Sovryn, Station Break Holdings, LLC, the Investors and several financial institutions who were parties to a 2021 purchase agreement with the Company entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which, among other things, in order to help address the continuing events of default under outstanding indebtedness owed to the Investors, Station Break Holdings, LLC was formed in order to assume the right to certain transferred collateral previously held by Sovryn and assumed the rights to certain obligations of the rights to such collateral held by the secured parties identified in the Partial Strict Foreclosure Agreement, upon approval from the FCC. On February 1, 2022, Sovryn entered into a local marketing agreement (the “Local Marketing Agreement”) with Station Break Operating, LLC, whereby Sovryn granted Station Break Operating, LLC rights to utilize its broadcast transmission facilities and assets in exchange for the partial satisfaction of certain existing loan obligations of the Company and Sovryn in connection with the Partial Strict Foreclosure Agreement. Copies of the Partial Strict Foreclosure Agreement, the Restructuring Agreement and the Local Marketing Agreement are attached as Exhibits 10.1, 10.2 and 10.3, respectively, to this Form 10-Q. The foregoing descriptions of the Partial Strict Foreclosure Agreement the Restructuring Agreement and Local Marketing Agreement are summaries and do not purport to be complete and are qualified in their entirety by reference to Exhibits 10.1, 10.2 and 10.3, respectively.

On February 3, 2023, we entered into a securities purchase agreement (the “February 2023 SPA”) with a third party lender pursuant to which we borrowed $88,760 and issued a promissory note (the “February 2023 Note”) that accrues interest a 12% per annum and is repayable in 10 monthly installments starting March 15, 2023. Copies of the February 2023 SPA and the February 2023 Note are attached as Exhibits 10.5 and 4.3, respectively, to this Form 10-Q. The foregoing descriptions of the February 2023 SPA and February 2023 Note are summaries and do not purport to be complete and are qualified in their entirety by reference to Exhibits 10.5 and 4.3, respectively.

ITEM 6. EXHIBITS

(a)	Index to and Description of Exhibits

All exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Madison’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Exhibit	Description

4.1*	Form of Note, dated January 10, 2023.

4.2*	Form of Warrant, dated January 10, 2023.

4.3*	Form of Note, dated February 3, 2023.

10.1	Partial Strict Foreclosure Agreement, dated February 1, 2023 (filed as Exhibit 10.20 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated by reference herein).

10.2	Restructuring Agreement, dated February 1, 2023, by and between Madison Technologies Inc., SovRyn Holdings, Inc, Secured Partners and Arena Investors, LP (filed as Exhibit 10.21 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated by reference herein).

10.3	Local Marketing Agreement, dated February 1, 2023, by and between SovRyn Holdings, Inc and Station Break Operating, LLC (filed as Exhibit 10.22 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated by reference herein).

10.4*	Form of Securities Purchase Agreement, dated January 10, 2023.

10.5*	Form of Securities Purchase Agreement, dated February 3, 2023.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

Dated: March 28, 2024	By:	/s/ Thomas Amon
	Name:	Thomas Amon
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)