Form 10-Q
period 2023-06-30
Madison Technologies Inc.
filed 2024-05-07
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 7, 2024
Common Stock, $0.001 par value per share	1,603,095,243

MADISON TECHNOLOGIES INC.

TABLE OF Contents

FORM 10-Q

March 31, 2023

MADISON TECHNOLOGIES INC.

condensed consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash	$—	$—
Prepaid expenses	—	12,722
Assets from discontinued operations	—	11,726,332
Total Current Assets	—	11,739,054

Investments	—	100

Total Assets	$—	$11,739,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,041,114	$741,399
Derivative liability	4,429,329	4,429,329
Promissory notes	1,064,550	936,112
Convertible notes	2,410,660	1,883,295
Interest payable on senior secured notes	4,207,500	3,300,000
Senior secured notes, net of discount	15,427,659	14,599,240
Liabilities from discontinued operations	—	2,582,902
Total current liabilities	28,580,812	28,472,277

Preferred Shares–- Series C, $0.001 par value; 2%, stated value $100 per share 10,000 shares designated, 0 issued and outstanding, June 30, 2023 and December 31, 2022, respectively;	—	—
Preferred Shares–- Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, June 30, 2023 and December 31, 2022, respectively; 75,000 converted	155	155
Preferred Shares–- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, 0 issued and outstanding, June 30, 2023 and December 31, 2022, respectively; 1,000 shares exchanged for Series E-1	—	—
Preferred Shares – Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, June 30, 2023 and December 31, 2022, respectively;	1,153	1,153
Preferred Shares – Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 issued and outstanding, June 30, 2023 and December 31, 2022, respectively; 1,000 shares converted	—	—
Preferred Shares – Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 issued and outstanding, June 30, 2023 and December 31, 2022, respectively; 4,600 shares converted	—	—
Preferred Shares – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, issued and outstanding, June 30, 2023 and December 31, 2022, respectively;	40	40

STOCKHOLDERS’ DEFICIT
Capital Stock:
Preferred Shares – 50,000,000 shares authorized, $0.001 par value;	—	—
Preferred Shares–- Series A, $0.001 par value; 3%, stated value $100 per share, 100,000 shares designated, 0 shares issued and outstanding, June 30, 2023 and December 31, 2022, respectively;	—	—
Preferred Shares–- Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, June 30, 2023 and December 31, 2022, respectively	—	—
Common Shares - $0.001 par value; 6,000,000,000 shares authorized, 1,603,095,243 shares issued and outstanding, June 30, 2023 and December 31, 2022, respectively	1,603,095	1,603,095
Additional paid in capital	10,549,165	10,549,265
Accumulated deficit	(40,734,421)	(28,886,831)
Total stockholders’ deficit	(28,582,160)	(16,734,471)
Total liabilities and stockholders’ deficit	$—	$11,739,154

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$—	$—	$—	$—

Operating Expenses
Selling, general and administrative	192	152,689	351,022	197,191
Professional fees	—	613,965	107,740	1,277,770
Total operating expenses	192	766,654	458,762	1,474,961
Loss before other expense	(192)	(766,654)	(458,762)	(1,474,961)

Other income (expenses)
Other income	—	9,666	—	19,047
Loss on disposition of assets	—	—	(15,859,990)	—
Interest expense	(1,078,981)	(1,496,379)	(2,214,183)	(3,016,380)
Total other expense	(1,078,981)	(1,486,713)	(18,074,173)	(2,997,333)

Loss from continuing operations	(1,079,173)	(2,253,367)	(18,532,935)	(4,472,294)

Income (loss) from discontinued operations	—	(280,103)	6,685,344	(597,864)

Net loss and comprehensive loss	$(1,079,173)	$(2,533,470)	(11,847,590)	(5,070,158)

Net loss per share-Basic and diluted	$(0.001)	$(0.002)	(0.007)	(0.003)

Average number of shares of common stock outstanding	1,603,095,243	1,599,095,027	1,603,095,243	1,599,095,027

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED StatementS of stockholders’ DEFICIT

(Unaudited)

			Additional
	Common		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	1,603,095,243	$1,603,095	$10,549,265	$(28,886,831)	$(16,734,471)
Net loss for the period	—	—	(100)	(11,847,590)	(11,847,690)

Balance, June 30, 2023	1,603,095,243	$1,603,095	$10,549,165	$(40,734,421)	$(28,582,160)

			Additional
	Common		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	1,599,095,027	$1,599,095	$10,473,261	$(15,747,021)	$(3,674,665)
Net loss for the period	—	—	—	(5,070,158)	(5,070,158)

Balance, June 30, 2022	1,599,095,027	$1,599,095	$10,473,261	$(20,817,179)	$(8,744,822)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2023		June 30, 2022

Cash flows from operating activities:
Net loss from continuing operations for the period		$(18,532,935)	$(4,472,294)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized interest		1,152,812	1,272,611
Accrued interest on notes receivable			(13,777)
Fair value of Warrant issued for services			9,000
Loss on disposal of assets		9,143,430	—
	9,143,430
Changes in assets and liabilities:
Accounts payable and accruals		1,207,215	1,266,329
Prepaid expenses		12,722	13,319

Net cash used in operating activities		(7,016,755)	(1,924,816)

Cash flows from investing activities:
Purchases of equipment, intangible assets and goodwill		—	(30,427)
Funds advanced for note receivable		—	(58,874)
Net cash used in investing activities		—	(89,301)

Cash flows from financing activities:
Proceeds from convertible and subordinate notes sold, net		$331,410	$1,402,000

Net cash provided by financing activities		331,410	1,402,000
Cash flows from continuing operations		—	(612,117)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities		(6,685,345)	611,388
Cash flows from discontinued operations		(6,685,345)

Net decrease in cash		—	(729)

Cash, beginning of period		—	729

Cash, end of period		$—	$—

SUPPLEMENTAL DISCLOSURE

Interest paid		$—	$453,750
Taxes paid		$—	$—

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

Interim Reporting

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2022 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2022 annual financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023.

Segment reporting

Our chief operating decision maker is our chief executive officer, who reviews information on an aggregated basis.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition

We adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when we transfer promised services to the customer. The performance obligation is the monthly services rendered. We have one main revenue source which is leasing of television station channels. Accordingly, we recognize revenue when services are provided as time passes the customers have access to utilize the channel. These revenues are billed in advance, arrears and/or are prepaid. The performance obligation is the monthly services rendered. For January 2023, we had one main revenue source, which is the leasing of television channels, and no revenue source thereafter. Where there is a leasing contract for channels, we bill monthly for our services as rendered. Where there is no contract, the revenue is recognized as provided.

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

Loss per share

Net Loss Per Share

Basic loss per share is calculated by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings (loss). Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless such dilutive potential shares would result in anti-dilution. As of June 30, 2023 and 2022, no options were outstanding and 286,173,016 and 218,673,016 warrants were outstanding and exercisable, respectively. Additionally, as of June 30, 2023 and 2022, the outstanding principal balance, including accrued interest of the third-party convertible debt, totalled $23,656,587 and $19,874,163, respectively, and was convertible into 1,212,624,000 and 951,018,661 shares of Common Stock, respectively. We issued shares of preferred stock (“Preferred Stock”) that may be converted into our Common Stock. Of the outstanding shares of Preferred Stock as of June 30, 2023, as applicable, Series A Preferred Stock was convertible into 318,056,580 shares of Common Stock, Series D Preferred Stock was convertible into 155,000,000 shares of Common Stock, Series E-1 Preferred Stock was convertible into 1,152,500,000 shares of Common Stock and Series H Preferred Stock was convertible into 39,895,000 shares of Common Stock. The total potentially dilutive shares calculated are 3,164,248,596 and 2,546,500,563 as of June 30, 2023 and 2022, respectively. It should be noted that contractually the limitations on the third-party notes (and the related warrants) limit the number of shares converted into either 4.99% or 9.99% of the then outstanding shares. As of June 30, 2023 and 2022, potentially dilutive securities consisted of the following:

Schedule of Potentially Dilutive Securities

	June 30, 2023	June 30, 2022
Warrants	286,173,016	218,673,016
Convertible Preferred Stock	1,665,451,580	1,346,895,000
Convertible debt	1,212,624,000	974,980,166
Total	3,164,248,596	2,546,500,563

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

Note 2 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized below:

	June 30, 2023	December 31, 2022
Accounts payable	$388,051	$371,987
Accrued expenses	293,209	174,078
Accrued interest	359,854	195,334

Total	$1,041,114	$741,399

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

For the six months ended June 30, 2023, our derivative liability was as follows:

Schedule of Derivative Liability

June 30, 2023
Balance at January 1, 2023	$4,429,329

Liability for Warrants issued	—

Balance at June 30, 2023	$4,429,329

In the six months ended June 30, 2023, we issued warrants to purchase up to 40,000,000 shares of Common Stock at $0.02 per share.

Note 4 Promissory Notes

On December 28, 2021, we issued a $500,000 promissory note that bears interest at 12% per annum and matured on March 31, 2023. In connection with such issuance, we issued 500,000 warrants that expire on December 31, 2023 and may be converted in shares of our Common Stock on or after June 26, 2022 at a price of $0.025 per share. We estimate the value such warrant to be approximately $9,000, based on a value of $0.018 per share of our Common Stock as of December 28, 2021. The promissory note is subordinate to the convertible notes having an aggregate principal amount of $16.5 million (collectively, the “Notes”), which we issued to funds affiliated with Arena Investors, LP (collectively, the “Investors”). As of June 30, 2023, $500,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued an unsecured $150,000 note payable with $15,000 in fees payable upon its April 5, 2022 maturity date, which we treated as deferred financing fees and amortize over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of June 30, 2023, $120,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On January 14, 2022, we issued an unsecured $150,000 note payable with $15,000 in fees payable upon its April 5, 2022 maturity date, which we treated as deferred financing fees and amortized over the term of the note. The obligation is subordinate to the Notes we issued to the Investors. As of June 30, 2023, $135,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

On April 27, 2022, we issued a $125,000 unsecured note payable that has a $12,500 original issue discount and matured on December 31, 2022. In connection with such issuance, we issued the noteholder a warrant to purchase up to 2,500,000 shares of our Common Stock at $0.025 per share that is exercisable starting September 15, 2022 and until April 15, 2024. We estimate the total value of such warrants to be $45,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2023, $125,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

Note 5 Convertible Notes Payable

Our convertible notes payable, all of which are current liabilities, are as follows as of:

Schedule of Convertible Notes Payable

		June 30, 2023	December 31, 2022

Series 1	(a)	1,050,000	1,050,000

Series 2	(b)	470,000	250,000

Series 3	(c)	208,000	208,000

Series 4	(d)	220,000	550,000

Series 5	(e)	542,500	192,500

Series 6	(f)	55,000	55,000
Principal outstanding		2,545,500	2,305,500
Less discount		134,840	426,094

Principal outstanding, net		$2,410,660	$1,879,406

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

(e)

Series 5:

On May 5, 2022, we issued an $82,500 note payable that has a $7,500 original issue discount, matured on May 5, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 3,750,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $67,500, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2023 and December 31, 2022, $82,500 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On May 5, 2022, we issued a $110,000 note payable that has a $10,000 original issue discount and matured on May 5, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2023 and December 31, 2022, $110,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On October 14, 2022, we issued a $110,000 note payable that has a $10,000 original issue discount and matured on October 14, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 5,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $90,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2023 and December 31, 2022, $110,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

On December 2, 2022, we issued a $220,000 note payable that has a $20,000 original issue discount and matured on October 14, 2023 and bears interest at 12% per annum. In connection with such issuance, we issued the noteholder a warrant to purchase up to 10,000,000 shares of our Common Stock at $0.02 per share that is exercisable upon issuance until May 5, 2029. We estimate the total value of the warrants to be $180,000, based on a $0.018 price per share of our Common Stock that we treat as a debt discount and amortize over the term of the note. As of June 30, 2023 and December 31, 2022, $220,000 in note principal is outstanding. We have not yet repaid the noteholder and are in default.

(f)

Series 6:

On September 16, 2022, we issued a $55,000 note payable that has a $5,000 original issue discount and matured on September 16, 2023 and bears interest at 12% per annum. The note may be converted into shares of our Common Stock at the lesser of $0.001 per share or at a 50% discount to the lowest closing price of our Common Stock within the past twenty days prior to a conversion. As of June 30, 2023 and December 31, 2022, $55,000 in note principal is outstanding. We have not yet repaid the noteholders and are in default.

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

The Notes have a term of thirty-six months and mature on February 17, 2024, unless earlier converted. The Notes accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon default. Interest is payable in cash on a quarterly basis beginning on March 31, 2021. Notwithstanding the above, at our election, any interest payable on an applicable payment date may be paid in registered shares of our Common Stock in an amount equal (A) the amount of the interest payment due on such date, divided by (B) an amount equal to 80% of the average volume-weighted average price of our Common Stock for the five (5) days immediately preceding the date of conversion. At June 30, 2023 and December 31, 2022, accrued and unpaid interest was $4,207,500 and $3,300,000, respectively.

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

As of June 30, 2023 and December 31, 2022, the outstanding liability for the Notes is as follows:

Schedule of senior secured Note

	June 30, 2023	December 31, 2022
Principal	$16,500,000	$16,500,000

Less discount	1,072,341	1,900,760

Principal, net of discount	$15,427,659	$14,599,240

As of June 30, 2023 and December 31, 2022, accrued interest payable was $4,207,500 and $3,300,000, respectively, with interest accruing at 11% per annum for the six months ended June 30, 2023.

Note 7 Related Party

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Philip Falcone, for a period of one year ending December 31, 2022, under which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as chief executive officer. In February 2021, Sovryn entered into consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the six months months ended June 30, 2023 and 2022, we paid GreenRock LLC $35,000 and $80,000 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and was our Chief Executive Officer until November 6, 2023. We paid GreenRock LLC bonuses of $0 and $128,473 for the three and six months ended June 30, 2023. We paid GreenRock LLC bonuses of $255,794 and 488,934 for the three and six months ended June 30, 2022.

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

As at June 30, 2023, no shares of Series A Preferred Stock are outstanding.

Series C Preferred Stock

There are 10,000 designated and authorized shares of Series C Preferred Stock, containing a 9.99% conversion limitation. Holders of Series C Preferred Stock are entitled to receive, when and as declared, dividends equal to 2% per annum on the stated value, payable in additional shares of Series C Preferred Stock. So long as any shares of Series C Preferred Stock remain outstanding, without the consent of the holders of 80% of the shares of Series C Preferred Stock then outstanding, we may not redeem, repurchase or otherwise acquire directly or indirectly any securities deemed junior to such Series C Preferred Stock (“Junior Securities”) nor may we directly or indirectly pay or declare or make any distribution upon, nor may any distribution be made in respect of, any Junior Securities, nor may any monies be set aside for or applied to the purchase or redemption of any Junior Securities. Each holder of the Series C Preferred Stock has the right to vote on any matter submitted to our shareholders for a vote, on an as converted basis. Each share of Series C Preferred Stock may be convertible into 100 shares of our Common Stock. As at June 30, 2023, no shares of Series C Preferred Stock are outstanding.

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

On February 16, 2021, we settled $1,028,000 in note payables, convertible notes payable and accrued interest for 230,000 shares of our Series D Preferred Stock, of which 75,000 shares of Series D Preferred Stock were converted into 75,000,000 shares of our Common Stock and 155,000 Series D Preferred shares remain unconverted and outstanding as of June 30, 2023.

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

On September 16, 2021, the holders of our Series E Preferred Stock entered into an exchange agreement with us whereby on October 11, 2021, the 1,000 Series E Preferred shares were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $4,225,062 value as was assigned to the 1,000 shares of Series E Preferred Stock. As at June 30, 2023, no shares of Series E Preferred Stock are outstanding.

Series E-1 Preferred Stock

There are 1,152,500 designated and authorized shares of Series E-1 Preferred Stock, which have a stated value of $0.87 per share. Shares of Series E-1 Preferred Stock are pari passu with the Series D Preferred Stock and Series F Preferred Stock and are senior in dividend rights and liquidation preference to our Common Stock and all other Common Stock Equivalents. It has votes equal to the number of shares of common stock into which the Series E-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. It has votes equal to the number of shares of common stock into which the Series E-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and shall otherwise have voting rights and powers equal to the voting rights and powers of Common Stock. To the extent that holders of shares of Series E-1 Preferred Stock voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series E-1 Preferred Stock constitutes the approval of such action by both the class or the series as applicable. To the extent that holders of Series E-1 Preferred Stock are entitled to vote on matters with holders of shares of Common Stock and vote together as one class, each share of Series E-1 Preferred Stock entitles the holder thereof to cast that number of votes per share as is equal to the number of shares of Common Stock into which it is then convertible using the record date as of which the conversion rate is calculated. Holders of Series E-1 Preferred Stock are entitled to written notice of all stockholder meetings or written consents with respect to which they would be entitled by vote. As long as any shares of Series E-1 Preferred Stock are outstanding, we cannot, without the affirmative vote of the Holders of all the then outstanding shares of Series E-1 Preferred Stock, (a) alter or change adversely, the powers, preferences or rights given to the Series E-1 Preferred Stock or alter or amend the Series E-1 certificate of designations (the “Series E-1 Certificate”), (b) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of a holder, or (c) enter into any agreement with respect to any of the foregoing. On October 11, 2021, the Series E-1 shares were issued. At June 30, 2023 and December 31, 2022, 1,152,500 shares of Series E-1 Preferred Stock remain outstanding.

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

As at June 30, 2023 and December 31, 2022, no shares of Series F Preferred Stock are outstanding.

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

We received $4,600,000 in subscriptions for 4,600 of shares Series G Preferred Stock that we valued at $1,000 per share based on the cash price. On November 2, 2021, all the 4,600 shares of Series G Preferred Stock were converted into 255,555,556 shares of our Common Stock. At June 30, 2023, no shares of Series G Preferred Stock are outstanding.

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

On November 11, 2021, pursuant to an exchange agreement that we entered into with the Investors, 39,895,000 of our shares of Common Stock held by the Investors were exchanged for 39,895 shares of our Series H Preferred Stock and we cancelled the 39,895,000 shares. We valued the 39,895,000 shares and 39,895 shares of Series H Preferred Stock at $3,989,500. At June 30, 2023 and December 31, 2022, 39,895 shares of Series H Preferred Stock remain outstanding.

Note 9 Shareholders’ Equity

Preferred Stock

As of June 30, 2023 and December 31, 2022, we are authorized to issue 50,000,000 shares of Preferred Stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors of which 48,617,400 remain available for designation and issuance.

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

At June 30, 2023 and December 31, 2022, there were 100 Series B Preferred shares outstanding, respectively.

Common Stock

As of June 30, 2023 and December 31, 2022 there were 1,603,095,243, shares outstanding.

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

For the six months ended June 30, 2023, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2023	246,173,016	$0.021	3.69	$399,783	$4,431,114
					-
Issued	40,000,000	$0.020	6.54	—	$—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Outstanding and exercisable at June 30, 2023	286,173,016	$0.021	3.66	$343,904	$4,431,114

Note 10 Discontinued Operations

In the fourth quarter of 2022, management at that time determined that Sovryn’s television broadcast business was not an efficient use of our resources to develop and launch BCTV, our core business, and management sought to exit Sovryn’s business and pay down the Company’s senior debt associated with acquiring Sovryn’s assets and creating its business. As a result, Sovryn is recognized as a discontinued operation in the accompanying condensed consolidated financial statements. Effective February 1, 2023, we assigned 100% ownership of Sovryn to the Investors. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. The following is a summary of Sovryn for the six months ended June 30, 2023 and 2022:

Schedule of Previous Year Assets Liabilities and Expenses

	June 30,	June 30,
	2023	2022
Assets
Current assets	$—	$160,492
Property, equipment and right-of-use assets	—	4,560,231
Intangible assets	—	10,209,768
Total Assets	—	14,930,491
Liabilities
Accounts payable and accrued liabilities	—	789,849
Lease liability obligations	—	1,467,482
Total Liabilities	—	2,257,331

Revenues	163,473	946,265
Selling, general and administrative	(9,886)	(287,400)
Television operation	—	(173,132)
Amortization	—	(161,488)
Professional fees	—	(862,978)
Interest expense	—	(6,463)
Gain (loss) on asset disposals	6,695,083	(52,668)
Impairment loss	—	—

Gain (loss) from discontinued operations	$(6,521,724)	$(597,864)

Note 11 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

	June 30, 2023	June 30, 2022
Net loss for the three-month period	$(18,532,935)	$(5,070,158)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(3,891,916)	$(1,064,733)
Effect of change in tax rates	—	—
Permanent differences	—	—
Valuation allowance	3,891,916	1,064,733
Income tax expense and income tax liability	$—	$—

As of June 30, 2023 and December 31, 2022, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded, as management believes it is more likely than not that the deferred income tax asset will not be realized.

Schedule of Deferred Income Tax Asset

	June 30, 2023	December 31, 2022
Tax loss carried forward	$—	$—

Deferred tax assets	$6,651,276	$2,759,360
Valuation allowance	(6,651,276)	(2,759,360)
Deferred taxes recognized	$—	$—

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

Presently, we are default on all of our outstanding promissory and convertible notes payable (See Notes 4, 5 and 6), which have $3.8 million in aggregate principal outstanding plus accrued interest, penalties and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023, should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”). This Form 10-Q and such discussion contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include our expectations regarding our capital needs, future cash flows, financial results, business strategy, business plans and objectives, current and future operations, intentions, expectations any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on January 25, 2024 (the “Annual Report”), under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that we file from time to time with the SEC, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

In addition to the defaults described above, as of the date of this Form 10-Q, and since the last day of the quarter ended June 30, 2023, we are in default under a certain loans payable for failure to pay principal and accrued interest on such loans, with an aggregate of approximately $4.3 million and $3.8 million of principal, accrued interest and late fees, as of such date and as of June 30, 2023 respectively. As a result of the Change of Control, we intend to strategize with the holders of such notes to extend, modify or otherwise revisit the terms of such indebtedness in order to resolve such outstanding defaults.

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

Three months ended June 30, 2023 and 2022

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $192 for the three months ended June 30, 2023 from $152,689 for the three months ended June 30, 2022 primarily as a result of winding down operating activities due to a lack of funds.

Professional Fees

Professional fees decreased to $0 for the three months ended June 30, 2023, from $613,965 for the three months ended June 30, 2022 primarily as a result of winding down operating activities due to a lack of funds.

Interest Expense

Interest expense decreased to $1,079,981 for the three months ended June 30, 2023 from $1,496,379 for the three months ended June 30, 2022. The decrease resulted primarily from the interest cost of our debt held the Investors that accrued interest at an 11% rate per annum for the three months ended June 30, 2023 and did not include an assessment for default interest at 9% per annum that we accrued for the three months ended June 30, 2022. In addition, the costs of other financings associated with the acquisitions of television stations and development of BlockchainTV had amortization periods that expired prior to December 31, 2022.

Discontinued Operations

Our loss from discontinued operations was $0 and $280,103 for the three months ended June 30, 2023 and 2022, respectively. Effective February 1, 2023, we entered into an agreement with the Investors in which we exchanged our ownership of the assets associated with Sovryn’s broadcast television business in exchange for a $11,600,000 reduction in our obligation for the Notes. As a result, our discontinued operations terminated on February 1, 2023.

Net Loss

Net loss decreased to $1,079,173 for the three months ended June 30, 2023, from $2,533,470 for the three months ended June 30, 2022. The decrease was primarily the result of the decrease in operating and interest expenses and the termination of our discontinued operations. The net loss per basic diluted share was $0.001 and $0.002, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 and 1,599,095,027 for the respective periods.

Six months ended June 30, 2023 and 2022

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $351,022 for the three months ended June 30, 2023 from $197,191 for the three months ended June 30, 2022 primarily as a result of a $145,000 increase BlockchainTV content development costs.

Professional Fees

Professional fees decreased to $107,740 for the six months ended June 30, 2023, from $1,277,770 for the six months ended June 30, 2022 primarily as a result of winding down operating activities in the three months ended June 30, 2023 due to a lack of funds.

Interest Expense

Interest expense decreased to $2,214,183 for the six months ended June 30, 2023 from $3,016,380 for the six months ended June 30, 2022. The decrease resulted primarily from the interest cost of our debt held the Investors that accrued interest at an 11% rate per annum for the six months ended June 30, 2023 and did not include an assessment for default interest at 9% per annum that we accrued for the six months ended June 30, 2022. In addition, the costs of other financings associated with the acquisitions of television stations and development of BlockchainTV had amortization periods that expired prior to December 31, 2022.

Discontinued Operations

Our gain from discontinued operations was $6,685,344 for the six months ended June 30, 2023 as compared to a loss of $597,864 for the six months ended June 30, 2022. Effective February 1, 2023, we entered into an agreement with the Investors in which we exchanged our ownership of the assets associated with Sovryn’s broadcast television business in exchange for a $11,600,000 reduction in our obligation for the Notes. As a result, the revenues, expenses, assets and liabilities of Sovryn are included as discontinued operations for the six months ended June 30, 2023 and 2022. The increase in our gain from discontinued operations resulted from Sovryn’s liabilities being transferred as part of the ownership transfer.

Loss on Disposition of Assets

Sovryn owed us $15,850,990 as of the Sovryn ownership transfer on February 1, 2023. The amount owed to us resulted primarily from funds that we advanced to Sovryn in order to purchase the television station assets. We wrote off the amount owed and recognized the loss, which is consistent with the terms of the ownership transfer.

Net Loss

Net loss increased to $11,847,590 for the six months ended June 30, 2023, from $5,070,158 for the six months ended June 30, 2022. The increase was primarily the result of the $15,850,990 loss from the disposition of Sovryn in the three months ended March 31, 2023 that was partially offset by a $6,685,344 gain from the discontinued operations of Sovryn as described above. The net loss per basic diluted share was $0.007 and $0.003, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 and 1,599,095,027 for the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2023, we had $0 in cash and a $13,153,153 working capital deficit, compared to cash of $0 and working capital deficit of $16,733,223 as at December 31, 2022. Our working capital deficit decreased primarily as a result of transferring ownership of Sovryn on February 1, 2023.

We will require additional capital to meet our long- and short-term operating requirements. For the year ended December 31, 2022 and six months ended June 30, 2023, our principal source of liquidity was our cash that we obtained from borrowings. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out the business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Operating Activities

We used $7,016,755 cash in operating activities during the six months ended June 30, 2023, compared to cash used of $1,924,816 in operating activities during the previous year’s six-month period. The increase was primarily the result of an increase in our operating loss.

Net Cash Used in Investing Activities

We used cash of $0 in investing activities during the six months ended June 30, 2023, compared to cash used of $89,301 in investing activities during the previous year’s six-month period. The decrease was the result of the deferral of investing activities in the six months ended June 30, 2023 due to cash constraints.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $331,410 for the six months ended June 30, 2023 were from the proceeds of subordinated notes payable and Warrants that we sold to investors, compared to $1,402,000 of cash provided by financing activities during the previous fiscal year that we generated from proceeds of subordinated notes payable and warrants that we sold to investors.

Net Cash from Discontinued Operations

For the six month ended June 30, 2023, we use $6,685,345 of cash from discontinued operations which ceased on February 1, 2023, as compared to generating $611,388 of cash from discontinued operations in the six months ended June 30, 2024.

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

Transactions with Related Parties

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, pursuant to which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, Sovryn entered into a consulting agreement with GreenRock LLC to provide us with chief executive officer services. The agreements expired on December 31, 2022 and were not renewed. In the six months ended June 30, 2023 and 2022, we paid GreenRock LLC $42,530 and $210,000 in fees, respectively. We paid GreenRock LLC bonuses of $128,473 and $488,934 for the six months ended June 30, 2023 and 2022, respectively.

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

We had no contingencies or long-term commitments at June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer, who also serves as our Chief Financial and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of June 30, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit	Description

4.1	Form of Note, dated January 10, 2023 (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed by the Company with the SEC on March 28, 2024 and incorporated by reference herein).

4.2	Form of Warrant, dated January 10, 2023 (filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed by the Company with the SEC on March 28, 2024 and incorporated by reference herein).

4.3	Form of Note, dated February 3, 2023 (filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q, filed by the Company with the SEC on March 28, 2024 and incorporated by reference herein).

10.1	Partial Strict Foreclosure Agreement, dated February 1, 2023 (filed as Exhibit 10.20 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated by reference herein).

10.2	Restructuring Agreement, dated February 1, 2023, by and between Madison Technologies Inc., SovRyn Holdings, Inc, Secured Partners and Arena Investors, LP (filed as Exhibit 10.21 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated by reference herein).

10.3	Local Marketing Agreement, dated February 1, 2023, by and between SovRyn Holdings, Inc and Station Break Operating, LLC (filed as Exhibit 10.22 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated by reference herein).

10.4	Form of Securities Purchase Agreement, dated January 10, 2023 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed by the Company with the SEC on March 28, 2024 and incorporated by reference herein).

10.5	Form of Securities Purchase Agreement, dated February 3, 2023 (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed by the Company with the SEC on March 28, 2024 and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Madison Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Madison Technologies Inc.

Dated: May 7, 2024	By:	/s/ Thomas Amon
	Name:	Thomas Amon
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)