Form 10-K
period 2023-12-31
Madison Technologies Inc.
filed 2025-08-22
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2023

☐	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ___________ to___________

Commission file number 000-51302

Madison Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Westchester Avenue, Suite 401, Purchase, NY	10577
(Address of principal executive offices)	(Zip Code)

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

The registrant had 1,603,095,243 shares of Common Stock outstanding as of August 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Madison Technologies, Inc. (the “Company”) is restating its previously issued audited consolidated financial statements as of and for the year ended December 31, 2022, in the 2023 Annual Report on Form 10-K (the “Restatement”). The Restatement results from the identification of errors related to the accounting for revenue, expenses, assets and liabilities and reclassification of the presentation of certain operating costs and expenses of continuing operations and discontinued operations. The restatement also includes previously unrecorded adjustments, including out of period errors, being recorded in the correct accounting period. Impacts for periods prior to 2022 have been accumulated and presented as an adjustment to the beginning balance of retained earnings as of December 31, 2021.

The Company has assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the errors are material to the financial statements and therefore the consolidated financial statements as of and for the year ended December 31, 2022 should be restated.

For a more detailed description of the financial impact of the restatement, see Note 2 - Correction of Errors in Previously Reported 2022 Annual Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

	2022 (Restated)	2022 (Previously Reported)	Change
ASSETS
Current assets
Prepaid Expense	$12,721	$12,721	$—
Total current assets	12,721	12,721	—
Assets from discontinued operations	11,726,332	11,726,332	—
Investments	—	100	(100)
Total assets	$11,739,053	$11,739,153	$(100)

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$817,274	$741,399	$75,875
Derivative liabilities	—	4,429,329	(4,429,329)
Promissory notes	940,000	936,112	3,888
Convertible notes	2,070,686	1,883,295	187,391
Interest payable on senior secured notes	3,303,248	3,300,000	3,248
Senior secured notes	14,397,066	14,599,240	(202,174)
Liabilities from discontinued operations	2,582,902	2,582,902	—
Total current liabilities	24,111,176	28,472,277	(4,361,101)

Total liabilities	24,111,176	28,472,277	(4,361,101)

Mezzanine equity
Series A convertible preferred stock	—	—	—
Series C preferred stock	—	—	—
Series D preferred stock	155	155	—
Series E preferred stock	—	—	—
Series E-1 preferred stock	1,153	1,153	—
Series F preferred stock	—	—	—
Series G preferred stock	—	—	—
Series H preferred stock	40	40	—

Stockholders' deficiency
Series A convertible preferred stock	—	—	—
Series B convertible preferred stock	—	—	—
Series C preferred stock	—	—	—
Series D preferred stock	—	—	—
Series E preferred stock	—	—	—
Series E-1 preferred stock	—	—	—
Series F preferred stock	—	—	—
Series G preferred stock	—	—	—
Series H preferred stock	—	—	—
Common stock	1,603,095	1,603,095	—
Additional paid in capital	9,579,714	10,549,265	(969,551)
Accumulated deficit	(23,556,280)	(28,886,832)	5,330,552

Total stockholders’ deficiency	(12,372,123)	(16,733,124)	4,361,001

Total liabilities, mezzanine equity and stockholders' deficiency	$11,739,053	$11,739,153	$(100)

	Year Ended December 31, 2022 (Restated)	Year Ended December 31, 2022 (Previously Reported)	Change
Revenue	$—	$—	$—
Cost of revenue and operating expenses:
General and administrative	719,618	629,619	90,000
Professional fees	1,919,179	1,910,039	9,140
Bad debt expense	818,279	818,279	—
Long-lived assets impairment loss	197,427	197,427	—
Total operating expenses	3,654,503	3,555,364	99,140
Loss before other expense	(3,654,503)	(3,555,364)	(99,140)

Other income (expense)
Amortization expense	(2,018,774)	(2,428,313)	409,539
Interest expense	(3,593,823)	(3,523,840)	(69,983)
Other income	39,114	39,114	—
Total other income (expense)	(5,573,483)	(5,913,039)	339,556

Net loss from continuing operations	(9,227,986)	(9,468,402)	240,416

Loss from discontinued operations	(3,681,408)	(3,671,408)	(10,000)

Net loss	$(12,909,394)	$(13,139,810)	$230,416

Loss from continuing operations per share -Basic and diluted	$(0.0058)	$(0.0058)	—
Loss from discontinuing operations per share -Basic and diluted	$(0.0023)	$(0.0023)	—
Weighted average number of shares of common stock outstanding	1,599,829,313	1,599,829,313	—

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

The BCTV live news programming will be delivered by a team of anchors who will provide breaking news, in-depth stories and interviews around the clock in studio settings and on location through contributing journalists. Our vision is to broadcast BCTV initially from Niagara Falls in Ontario, Canada and to expand our broadcast locations to markets with relatively large numbers of people and businesses connected to the cryptocurrency marketplace.

Product and Services

To achieve the North American rollout, we are focusing on strategic partnerships and distribution deals that deliver BCTV to households through over-the-air television stations, through television distributors and through alternative distribution platforms such as Roku, Hulu, YouTube, Pluto and Xumo.

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

Discontinued Operations

On February 1, 2023, we entered into a Partial Strict Foreclosure Agreement with the Investors, pursuant to which we transferred ownership of our Federal Communications Commission (“FCC”) licenses and other broadcast television assets associated with the broadcast television business of SovRyn Holdings, Inc (“Sovryn”), then our subsidiary, to a third-party entity controlled by the Investors (the “Partial Foreclosure Agreement”). In consideration therefor, the Investors agreed to reduce the indebtedness under the Notes by $9,159,907. As a result, the revenues, expenses, assets and liabilities of Sovryn ceased as of January 31, 2023 and were deemed discontinued operations for the years ended December 31, 2023 and 2022.

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

We have incurred net losses of $5.3 million and $12.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had accumulated deficit of $28.9 million.

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

We have incurred debt in connection with our acquisitions of television station assets, some of which is currently in default, and this has and may continue to materially and adversely affect our financial condition and could restrict our operating flexibility.

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

In addition to the defaults described above, as of the date of this Annual Report, and since the last day of the year ended December 31, 2023, we are in default under a certain loans payable for failure to pay principal and accrued interest on such loans, with an aggregate of approximately $4.6 million and $4.1 million of principal, accrued interest and late fees, as of such date and as of December 31, 2022, respectively. We have not yet made principal and interest payments on such notes when due and as a result, under terms of the notes, the interest rate is as much as 22% per annum. As a result of the Change of Control, we intend to strategize with the holders of such notes to extend, modify or otherwise revisit the terms of such indebtedness in order to resolve such outstanding defaults.

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

The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our Common Stock. Our failure to design and maintain effective internal control over financial reporting could also result in errors in our consolidated financial statements that could result in a restatement of such financial statements and could cause us to fail to meet such time periods, any of which could diminish investor confidence in us and cause a decline in the price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, our Common Stock no longer being quoted on the over-the-counter market, harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

On November 10, 2023, Philip Falcone, individually and on behalf of Madison and other named defendants, filed a Confession of Judgment affirming that the Z4 Note had been issued to the Company, dated December 28, 2021, by Z4 Management, which was guaranteed by each of FFO1 and FFO2. The Z4 Note was initially payable on February 15, 2022, and had an original principal balance of $500,000.00 with an interest rate of 12% per annum. The Z4 Note’s expiration date was extended to July 5, 2022, then further extended to March 31, 2023, and as of October 1, 2023, the revised principal balance, along with interest accrued, totaled $581,304. On such date, Z4 Management filed an Affidavit of Default affirming that the Z4 Note was in default and requesting a judgment in the amount of $581,304 against Madison, FFO1, FFO2, and Mr. Falcone personally in favor of Z4 Management. On December 5, 2023, a judgement in favor Z4 Management in the sum of $581,304 was rendered against Madison, Mr. Falcone, FFO1 and FFO2.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock was quoted on the Pink Open Market maintained by the OTC Markets Group Inc. (the “OTC”) under the symbol “MDEX” from April 26, 2006 to July 14, 2023 and is now quoted on the Expert Market operated by the OTC since July 17, 2023. Quotations of Expert Market securities are restricted from public viewing. It is our objective that the Common Stock once again be quoted on the Pink Open Market, but there is no assurance that we will be successful in such regard. The following table lists the high and low prices of our Common Stock for each of our fiscal quarters for the last two fiscal years and for the interim periods ended June 30, 2025. The price information was obtained from the OTC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High and Low Prices of the Common Stock
For the Period Ended	High	Low	Source
June 30, 2025	$0.0002	0.0002	OTC Markets Group Inc.
March 31, 2025	$0.0002	$0.0002	OTC Markets Group Inc.
December 31, 2024	$0.0003	$0.0003	OTC Markets Group Inc.
September 30, 2024	$0.0003	$0.0003	OTC Markets Group Inc.
June 30, 2024	$0.0020	$0.0002	OTC Markets Group Inc.
March 31, 2024	$0.0001	$0.0001	OTC Markets Group Inc.
December 31, 2023	$0.0003	$0.0001	OTC Markets Group Inc.
September 30, 2023	$0.0017	$0.0020	OTC Markets Group Inc.
June 30, 2023	$0.0042	$0.0012	OTC Markets Group Inc.
March 31, 2023	$0.0174	$0.0016	OTC Markets Group Inc.
December 31, 2022	$0.0310	$0.0030	OTC Markets Group Inc.
September 30, 2022	$0.1100	$0.0000	OTC Markets Group Inc.
June 30, 2022	$0.2180	$0.0670	OTC Markets Group Inc.
March 31, 2022	$0.2500	$0.0500	OTC Markets Group Inc.

(b) Holders of Record

We have approximately 52 holders of record of our Common Stock as of December 31, 2023, according to a shareholders list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of Common Stock held in street name. The transfer agent for our Common Stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119 and its telephone number is (800) 785-7782.

(c) Dividends

We have declared no dividends on our Common Stock, and we are not subject to any restrictions that limit our ability to pay dividends on our shares of Common Stock. Dividends are declared at the sole discretion of our Board of Directors and we do not plan to pay dividends in the future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, we have not adopted an equity compensation plan.

(e) Recent Sales of Unregistered Securities

None.

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

Years Ended December 31, 2023 and December 31, 2022

General and administrative expenses

General and administrative expenses decreased to $426,757 for the year ended December 31, 2023, from $719,618 for the year ended December 31, 2022. The decrease was primarily because of winding down operating activities due to a lack of funds.

Professional Fees

Professional fees decreased to $140,434 for the year ended December 31, 2023, from $1,919,179 for the year ended December 31, 2022. The decrease was primarily as a result of winding down operating activities due to a lack of funds.

Bad Debt Expense

Bad debt expense decreased to $Nil for the year ended December 31, 2023 from $818,279 for the year ended December 31, 2022. We transferred all accounts receivable to the Investors on February 1, 2023 and did not incur any bad debt expense in January 2023. In 2022, we wrote off $818,279 notes receivable primarily from Top Dog Productions Inc. and ZA Group Inc. as uncollectible and incurred bad debt expense.

Loss from Impairment of Long-Lived Assets

Our loss from impairment of long-lived assets was $Nil and $197,427 for the years ended December 31, 2023 and 2022, respectively. In 2022, our intangible assets primarily consisted of our domain names and access to a third-party streaming platform for our BCTV business, which are considered indefinite-lived intangible assets that are not amortized but instead are tested at least annually for impairment. Based on management’s assessment of the lack of revenue to date and the prospects for future revenues using the intangible assets, we fully impaired the assets and recognized an impairment charge of $197,427 in the year ended December 31, 2022.

Amortization expense and interest expense

Amortization expense and interest expense decreased to $4,724,398 for the year ended December 31, 2023, from $5,612,597 for the year ended December 31, 2022. The decrease resulted primarily from the $9,159,907 reduction in principal on the senior secured notes on February 1, 2023 pursuant to an agreement with the lender to transfer ownership of Sovryn’s net assets to the lender.

Discontinued Operations

Our loss from discontinued operations was $9,709 for the year ended December 31, 2023 as compared to a loss of $3,681,408 for the year ended December 31, 2022. Effective February 1, 2023, we entered into an agreement with a lender in which we exchanged our ownership of the assets associated with Sovryn’s broadcast television business in exchange for a $9,159,907 reduction in our obligation for the senior secured notes. As a result, the revenues, expenses, assets and liabilities of Sovryn are included as discontinued operations for the year ended December 31, 2023 and 2022. The 2023 loss resulted from Sovryn’s operations for the month of January 2023.

Net Loss

Net loss decreased to $5,301,298 for the year ended December 31, 2023, from $12,909,394 for the year ended December 31, 2022. The decrease was primarily the result of decreases in professional fees, general and administrative expenses, bad debt expense and the loss from discontinued operations and interest expense. The net loss from continuing operations per basic diluted share was $0.0033 and $0.0058, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 and 1,599,829,313 for the respective periods. The net loss from discontinued operations per basic and diluted share was $0.0000 and $0.0023, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 and 1,599,829,313 for the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at December 31, 2023, we had $Nil in cash and a $17,585,746 working capital deficit, compared to cash of $Nil and working capital deficit of $12,372,123 as at December 31, 2022. The increase in the working capital deficit primarily resulted from the transfer of all Sovryn assets on February 1, 2023 according to the Partial Foreclosure Agreement with the lenders (Investors).

We will require additional capital to meet our long- and short-term operating requirements. For the year ended December 31, 2023, our principal source of liquidity was our cash that we obtained from borrowings. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Continuing Operating Activities

We used $323,288 in cash from continuing operating activities for the year ended December 31 2023, compared to cash used of $2,823,783 from continuing operating activities during the year ended December 31, 2022. The decrease in cash used in continuing operations resulted primarily from increases in our accounts payable and accrued liabilities because we me minimal payments in 2023 due to a lack of cash.

Net Cash Used in Investing Activities

We used cash of $Nil and $Nil in investing activities during the years ended December 31, 2023 and 2022, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $363,710 came primarily from proceeds from subordinated loans and borrowings from finance companies that we entered into during the year ended December 31, 2023, compared to $1,762,500 of cash provided by financing activities during the year ended December 31, 2022 that we generated from proceeds of subordinated notes payable and warrants that we sold to investors.

Net Cash from Discontinued Operations

For the year ended December 31, 2023, we used $40,422 of cash in discontinued operating activities which ceased on February 1, 2023, as compared to generating $1,075,067 of cash from discontinued operations in the year ended December 31, 2022. The decrease primarily resulted from the transfer of our ownership of Sovryn on February 1, 2023 according to the Partial Foreclosure Agreement with the Investors. We used cash of $Nil and $14,513 in discontinued investing activities during the years ended December 31, 2023 and 2022. We used cash of $Nil and $Nil in discontinued financing activities during the years ended December 31, 2023 and 2022.

Discontinued Operations

In the fourth quarter of 2022, management at that time determined that Sovryn’s television broadcast business was not an efficient use of our resources to develop and launch BCTV, our core business, and sought to exit Sovryn’s business and reduce Madison’s senior debt it incurred in connection with acquiring Sovryn’s assets and creating its business. As a result, Sovryn is recognized as a discontinued operation in the accompanying consolidated financial statements. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. The following is a summary of Sovryn for the years ended December 31, 2023 and 2022:

	2023	2022
Assets
Current assets	$—	$126,331
Property, equipment and right-of-use assets	—	1,440,939
Intangible assets	—	10,159,063
Total assets	—	11,726,332
Liabilities
Accounts payable and accrued liabilities	—	1,118,174
Lease liability obligations	—	1,464,728
Total liabilities	—	2,582,902

Revenues	163,620	1,920,612
General and administrative expense	(9,170)	(572,534)
Television operation expense	—	(344,260)
Amortization expense	—	(323,474)
Professional fees	(163,473)	(1,178,043)
Finance costs	(716)	175,696)
Gain on partial settlement of senior secured notes	9,159,907	—
Loss on disposition of subsidiary	(9,159,907)	—
Impairment loss	—	(3,008,013)

Loss from discontinued operations	$(9,709)	$(3,681,408)

Purchase of Significant Equipment

As of December 31, 2023, we had no intention to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at December 31, 2023.

Going Concern

The independent auditors’ reports accompanying our December 31, 2023 and 2022 consolidated financial statements in this Annual Report contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Transactions with Related Parties

Mr. Warren Zenna was a member of our Board of Directors until November 6, 2023. On March 1, 2022, we granted a warrant to Mr. Zenna to purchase up to 500,000 shares of our Common Stock at $0.025 per share at any time beginning September 1, 2022 and ending September 1, 2026. We estimate the value such warrant to be approximately $7,641, based on the $0.015282 market price per share of our Common Stock on March 1, 2022.

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

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, pursuant to which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, Sovryn entered into a consulting agreement with GreenRock LLC to provide us with chief executive officer services. The agreements expired on December 31, 2022 and were not renewed. In the year ended December 31, 2023 and 2022, we paid GreenRock LLC $35,000 and $420,000 in fees, respectively. We paid GreenRock LLC bonuses of $Nil and $505,972 for the year ended December 31, 2023 and 2022, respectively.

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

Derivative Liabilities

In connection with the issuance of promissory and convertible notes, in certain instances we issued common share purchase warrants (the "Warrants") that entitle the holder to purchase shares of our Common Stock at a specified fixed exercise price at any time within a time period specified within each Warrant. We evaluated the embedded conversion feature, if any, and the warrants and concluded that they qualified as equity instruments under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and ASC 815-40, Contracts in Entity’s Own Equity. The fair value of the Warrants were separated from the promissory and convertible notes and accounted for as a reduction of the carrying amount of the note with an increase to additional paid-in capital.

The fair value of the Warrants that represented a discount was amortized and included in the consolidated statements of operation over the term of each note using the effective interest method.

The Series A and C convertible preferred stock (“Series A Preferred Stock” and “Series C Preferred Stock”) we issued were accounted for as mezzanine equity and the embedded conversion feature was accounted for as derivative liabilities with change in fair value at each reporting period end charged to the consolidated statements of operations in accordance with ASC 480 and ASC 815.

We evaluated the embedded conversion features concluded that the conversion feature qualified as equity instruments under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and ASC 815-40, Contracts in Entity’s Own Equity. The fair values of the embedded conversion features of were separated from those convertible notes and accounted for as a reduction of the total carrying amounts of those convertible notes and an increase to additional paid-in capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Madison Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Technologies Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, mezzanine equity and stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2022 Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct misstatements.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2024 Richmond Hill, Ontario, Canada August 22, 2025	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

MADISON TECHNOLOGIES INC.

CONSOLIDATED Balance Sheets

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	December 31, 2023	December 31, 2022 (Restated) (Note 2)
ASSETS
CURRENT ASSETS
Prepaid expenses	$—	$12,721
Assets from discontinued operations (Note 15)	—	11,726,332
Total Current Assets	—	11,739,053
Total Assets	$—	$11,739,053

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 7)	$1,838,691	$817,274
Derivative liabilities (Note 8)	—	—
Promissory notes (Note 10)	1,064,834	940,000
Convertible notes (Note 11)	2,531,197	2,070,686
Interest payable on senior secured notes (Note 12)	4,926,854	3,303,248
Senior secured notes (Note 12)	7,224,170	14,397,066
Liabilities from discontinued operations (Note 15)	—	2,582,902
Total liabilities	17,585,746	24,111,176

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, Nil shares issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, Nil issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, Nil issued and outstanding, December 31, 2023 and 2022, respectively; (Note 14)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, Nil issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, Nil issued and outstanding, December 31, 2023 and 2022, respectively (Note 14);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,603,095,243 shares issued and outstanding, December 31, 2023 and 2022, respectively (Note 14)	1,603,095	1,603,095
Additional Paid in Capital (Note 14)	9,667,389	9,579,714
Accumulated deficit	(28,857,578)	(23,556,280)
Total stockholders’ deficiency	(17,585,746)	(12,372,123)
Total liabilities, mezzanine equity and stockholders’ deficiency	$—	$11,739,053

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS of Operations

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

		For the Year
		Ended
	For the Year Ended December 31, 2023	December 31, 2022 (Restated) (Note 2)

Revenues	$—	$—
Operating Expenses
General and administrative	426,757	719,618
Professional fees	140,434	1,919,179
Impairment of notes receivable (Note 5)	—	818,279
Long-lived assets impairment loss (Note 6)	—	197,427

Total operating expenses	567,191	3,654,503

Loss before other expense	(567,191)	(3,654,503)

Other income (expense)
Other income	—	39,114
Amortized expense (Notes 10, 11 and 12)	(2,305,160)	(2,018,774)
Interest expense (Notes 10, 11 and 12)	(2,419,238)	(3,593,823)
Total non-operating expense	(4,724,398)	(5,573,483)

Loss from continuing operations before income taxes	(5,291,589)	(9,227,986)
Income tax expense (Note 16)	—	—
Net loss from continuing operations	$(5,291,589)	$(9,227,986)
Net loss from discontinued operations (Note 15)	(9,709)	(3,681,408)
Net loss	$(5,301,298)	$(12,909,394)

Loss from continuing operations per share, basic and diluted	$(0.0033)	$(0.0058)
Loss from discontinued operations per share, basic and diluted	$(0.0000)	$(0.0023)
Weighted average basic shares outstanding	1,603,095,243	1,599,829,313
Weighted average diluted shares outstanding	1,603,095,243	1,599,829,313

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED Statements of MEZZANINE EQUITY AND stockholders’ DEFICIENCY

For the Years Ended December 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2022 (Restated) (Note 2)	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,579,714	(23,556,280)	(12,372,123)
Issuance of equity classified warrants	—	—	—	—	—	—	87,675	—	87,675
Net loss for the year	—	—	—	—	—	—	—	(5,301,298)	(5,301,298)
Balance, December 31, 2023	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(28,857,578)	(17,587,476)

Balance, December 31, 2021 (Restated) (Note 2)	—	—	1,599,095,027	1,599,095	1,347,495	1,348	8,989,940	(10,646,886)	(56,503)
Issuance of equity classified warrants	—	—	—	—	—	—	513,770	—	513,770
Conversion of convertible notes into Common Stock	—	—	4,000,216	4,000	—	—	76,004	—	80,004
Net loss for the year	—	—	—	—	—	—	—	(12,909,394)	(12,909,394)
Balance, December 31, 2022 (Restated) (Note 2)	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,579,714	(23,556,280)	(12,372,123)

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

consolidated Statements of cash flows

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
		(Restated) (Note 2)
Cash flows from operating activities:
Net loss from continuing operations for the period	$(5,291,589)	$(9,227,986)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized expenses (Note 10, 11 and 12)	2,305,160	2,018,774
Impairment of notes receivable (Note 5)	—	818,279
Losses from impairment of long-lived assets	—	197,427
Changes in non-cash working capital items:
Prepaid expenses	12,721	596
Accounts payable and accrued liabilities	1,026,814	522,871
Interest payable on senior secured notes	1,623,606	2,846,256
Net cash provided by (used in) operating activities	(323,288)	(2,823,783)
Net cash (used in) provided by discontinued operating activities	(40,422)	1,075,067

Cash flows from investing activities	—	—
Acquisition of property and equipment for discontinued operation	—	(14,513)
Net cash provided by (used in) provided by discontinued operation	—	(14,513)

Cash flows from financing activities:
Proceeds from convertible and promissory notes (Note 10 and 11)	363,710	1,837,500
Repayment of convertible notes	—	(75,000)
Net cash provided by financing activities	363,710	1,762,500
Net cash provided by discontinued financing activities	—	—

Net decrease in cash	—	(729)
Cash, beginning of year	—	729
Cash, end of year	$—	$—

SUPPLEMENTAL DISCLOSURE
Interest paid	$—	$453,750
Taxes paid	$—	$—

The following transactions did not involve cash:

During the year ended December 31, 2023, senior secured notes principal balance of $9,159,907 was settled upon disposition of Sovryn to lender. (Note 15)

During the year ended December 31, 2022, convertible notes and interest with a carrying value of $80,004 were converted into 4,000,216 shares of Common Stock. (Note 11)

See the accompanying Notes to the Consolidated Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Note 2 Restatement of 2022 Financial Statements

As of and for the year ended December 31, 2022

The effects of the restatement on the consolidated balance sheet as of December 31, 2022, are summarized in the following table:

	As Reported	Restatement	Note	As Restated
ASSETS
Current Assets:
Prepaid expenses	$12,721	$—		$12,721
Assets from discontinued operations	11,726,332	—		11,726,332
Total Current Assets	11,739,053	—		11,739,053
Investments	100	(100)	1	—
Total Assets	$11,739,153	$(100)		$11,739,053

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$741,399	$75,875	2	$817,274
Derivative liabilities	4,429,329	(4,429,329)	3	—
Promissory notes	936,112	3,888	4	940,000
Convertible notes	1,883,295	187,391	4	2,070,686
Interest payable on senior secured notes	3,300,000	3,248	5	3,303,248
Senior secured notes	14,599,240	(202,174)	6	14,397,066
Liabilities from discontinued operations	2,582,902	—		2,582,902
Total Current Liabilities	28,472,277	(4,361,101)		24,111,176
Total Liabilities	28,472,277	(4,361,101)		24,111,176
Mezzanine Equity:
Preferred Shares - Series A	—	—	7	—
Preferred Shares - Series B	—	—		—
Preferred Shares - Series C	—	—	7	—
Preferred Shares - Series D	155	(155)	7	—
Preferred Shares - Series E	—	—		—
Preferred Shares - Series E-1	1,153	(1,153)	7	—
Preferred Shares - Series F	—	—		—
Preferred Shares - Series G	—	—		—
Preferred Shares - Series H	40	(40)	7	—

Stockholders’ Deficiency:
Preferred Shares - Series A	—	—	7	—
Preferred Shares - Series B	—	—		—
Preferred Shares - Series C	—	—	7	—
Preferred Shares - Series D	—	155	7	155
Preferred Shares - Series E	—	—	7	—
Preferred Shares - Series E-1	—	1,153	7	1,153
Preferred Shares - Series F	—	—	7	—
Preferred Shares - Series G	—	—	7	—
Preferred Shares - Series H	—	40	7	40
Common shares	1,603,095	—		1,603,095
Additional paid-in capital	10,549,265	(969,551)	8	9,579,714
Accumulated deficit	(28,886,832)	5,330,552	8	(23,556,280)
Total Stockholders’ Deficiency	(16,733,123)	4,361,001		(12,372,123)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficiency	$11,739,153	$(100)		$11,739,053

The following are descriptions of the restatement adjustments to the consolidated balance sheet.

1.	The Company identified a presentation error in the prior year consolidated financial statements, in which intercompany balance was incorrectly classified as an investment rather than being eliminated in consolidation. As a result, the prior period financial statements have been restated to correct this error. .

2.

The adjustment reflects additional interest accrual related to certain issued debt instruments, resulting from corrections to prior period calculations. The Company determined that the original accruals did not fully comply with the terms of the respective debt agreements. Accordingly, the restatement increases both accrued liabilities and interest expense.

Additionally, it reflects accruals of a previously unrecorded professional fee.

3.	The adjustment reflects a decrease in derivative liabilities and a corresponding increase in additional paid-in capital and convertible notes, due to a 2021 amendment to the warrant agreement that met the fixed-for-fixed criteria and required equity classification. The restatement reflects the impact of this amendment which was inadvertently omitted from the prior year’s consolidated financial statements.

4.	The adjustment reflects a reallocation of discounts on promissory and convertible notes payable to equity, following a reassessment of warrants that meet the criteria for separate equity classification under U.S. GAAP. This resulted in a reduced initial carrying amount of the related debt, which is amortized over the term of the notes.

5.	The adjustment represents an increase of interest payable due to an inadvertent under-accrual on debts. .

6.

The adjustment reflects a correction in the accounting for debt discounts on senior secured notes, primarily due to a reassessment of embedded feature classification and the application of the effective interest method. The restatement revises the amortization profile of the unamortized discount to align with the effective interest rate methodology.

The restatement corrects the application of the amortization method used in prior periods. using the effective interest rate method, resulting in a revised amortization profile of the unamortized discount.

7.	The adjustment represents the reclassification of preferred stock based on an evaluation of the relevant rights and terms under U.S. GAAP. The Series A and C Preferred Stock have been reclassified to mezzanine equity. The Series D, E, E-1, F, G, and H Preferred Stock have been reclassified to permanent equity. This restatement corrects the prior period classification to reflect the appropriate presentation.

8.	The adjustment primarily reflects (i) the recognition of equity-classified warrants issued in connection with various debt instruments, resulting in an increase to additional paid-in capital (APIC), and (ii) the correction of the Series E Preferred Stock fair value issued as consideration in a business combination during 2021 with a corresponding impact on goodwill; subsequently the inflated goodwill was fully impaired. The correction reduces both APIC and accumulated deficit.

The effects of the restatement on the consolidated statements of operations for the year ended December 31, 2022 are summarized in the following table:

	As Reported	Restatement	Note	As Restated
Revenue	$—	$—		$—
General and administrative	629,619	90,000	1	719,618
Professional fees	1,910,039	9,140	2	1,919,179
Impairment of notes receivable	818,279	—		818,279
Long-lived assets impairment loss	197,427	—		197,427
Total operating expenses	3,555,364	99,140		3,654,503
Loss before other expense	(3,555,364)	(99,140)		(3,654,503)

Other income (expense):
Amortization expenses	(2,428,313)	409,539	1, 3	(2,018,774)
Interest expenses	(3,523,840)	(69,983)	4	(3,593,823)
Other income	39,114	—		39,114
Total other income (expense)	(5,913,039)	339,556		(5,573,483)
Net loss from continuing operations	(9,468,403)	240,416		(9,227,986)
Loss from discontinued operations	(3,671,408)	(10,000)		(3,681,408)
Net loss	$(13,139,810)	$230,416		$(12,909,394)

The following descriptions of the restatement adjustments to the consolidated statements of operations   excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1.	The adjustment reflects a reclassification from amortization expenses as the amount should have been included in general and administrative expenses.

2.	The adjustment represents a net increase in professional fees that resulted from the correction to accounting for issuances of notes payable. See note 2 to the restatement of the consolidated balance sheet.

3.

The adjustment reflects

a)    A reclassification from amortization expenses as the amount should have been included in general and administrative expenses

b)    The correction of previously overstated amortization expense on debt instruments, resulting from the application of the effective interest method. The restatement aligns expense recognition with U.S. GAAP and recalculates amortized interest based on contractual loan terms.  See notes 4, 5 and 6 to the restatement of the balance sheet.

4.	In addition, interest expense increased as a result of recalculating periodic interest based on the contractual loan terms. See notes 2 to the restatement of the balance sheet

The effects of the restatement on the consolidated statement of mezzanine equity and stockholders’ deficiency for the year ended December 31, 2021 and 2022 are summarized in the following table:

		Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Note	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
		#	$	#	$	#	$	$	$	$
As Previously Reported
Balance, December 31, 2021		1,347,395	1,348	1,599,095,027	1,599,095	100	—	10,473,261	(15,747,023)	(3,673,319)
Restatement Adjustments:										-
Issuances of shares Series D, E-1 and H Preferred Stock	1	(1,347,395)	(1,348)			1,347,395	1,348	(476)		(476)
Issuance of equity classified warrants	2							3,473,660		3,473,660
Issuances of shares Series A, B, D, E and F Preferred Stock	3							(4,956,505)		(4,956,505)
Net loss for the year	3								5,100,137	5,100,137
As Restated
Balance, December 31, 2021		—	—	1,599,095,027	1,599,095	1,347,495	1,348	8,989,940	(10,646,886)	(56,503)

		Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Note	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
		#	$	#	$	#	$	$	$	$
As Previously Reported
Balance, December 31, 2022		1,347,395	1,348	1,603,095,243	1,603,095	100	—	10,549,265	(28,886,832)	(16,733,123)
										—
Issuances of shares Series D, E and E-1 and H Preferred Stock	1	(1,347,395)	(1,348)			1,347,395	1,348	(476)		(476)
Issuance of equity classified warrants	2							3,473,660		3,473,660
Issuances of shares Series A, B, D, E and F Preferred Stock	3							(4,956,505)		(4,956,505)
Accumulated deficit for the year ended December 31, 2021	3								5,100,137	5,100,137
Issuance of equity classified warrants	2							513,770		513,770
Net loss for the year	4								230,416	230,416
As Restated
Balance, December 31, 2022	—	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,579,714	(23,556,280)	(12,372,123)

The following descriptions of the restatement adjustments to the consolidated statements of mezzanine equity and stockholders’ deficiency excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1.	The adjustment represents the reclassification of Series D, E-1 and H Preferred Stock as permanent equity rather than as originally reported mezzanine equity.

2.

The adjustment corrects prior-period errors in the accounting for equity-classified warrants issued with promissory and senior secured notes. The warrants have now been properly recognized under U.S. GAAP, resulting in an increase to additional paid-in capital. See note 3 to the restatement of the consolidated balance sheet.

3.

The adjustment   is primarily composed of the following:

(1)   During year ended December 31, 2020, the Company issued Series A and B preferred stock to acquire a license agreement. Previously the fair value assigned to those preferred stock was approximately $343,000 and the license agreement acquired was recognized at the same amount. During the year ended December 31, 2021, the license agreement asset was disposed.

After reassessment of the fair value of Series A and B preferred stock, the Company determined the fair value was approximately $70,000. The effect of this reassessment resulted in an adjustment to reduce fair value of Series A and B preferred stock of $270,000 and a decrease of accumulated deficit of the same amount. See note 8 to the restatement of the consolidated balance sheet.

(2)   During the year ended December 31, 2021, the Company issued Series E Preferred Stock as consideration in a business combination. Previously the fair value assigned to Series E preferred stock was approximately $4.2M and a goodwill in the same amount was recognized upon the business combination. During year ended December 31, 2021, the goodwill was fully impaired.

After reassessment of the fair value of Series E preferred stock, the Company determined the fair value was approximately $380,000. The effect of this reassessment resulted in an adjustment to reduce fair value of Series E preferred stock of approximately $3.8M and a decrease in the accumulated deficit by the same amount. See note 8 to the restatement of the consolidated balance sheet.

(3)   During the year ended December 31, 2021, the Company issued Series F Preferred Stock pursuant to acquisition of the senior secured notes financing. Previously the fair value assigned to Series F preferred stock was approximately $864,000 and the Company wrongly charged $864,000 as expenses in 2021.

After reassessment of the fair value of Series F preferred stock, the Company determined the fair value was approximately $32,000. The effect of this reassessment resulted in an adjustment to separate $32,000 from additional paid-in capital to treat as a discount of senior secured notes face value, reduce fair value of Series F preferred stock of approximately $832,000, decrease of accumulated deficit of approximately $864,000. See note 8 to the restatement of the consolidated balance sheet.

4.	Please refer to effects of the restatement on the consolidated statements of operations for the year ended December 31, 2022.

The effects of the restatement on the consolidated statement of cash flows for the year ended December 31, 2022 are summarized in the following table:

	Year Ended December 31, 2022			Year Ended December 31, 2022
	As Reported	Restatement Adjustment	Note	As Restated
	$	$		$
Cash flows from operating activities:
Net loss from continuing operations for the period	(9,468,403)	240,416	1,8	(9,227,986)

Adjustments to reconcile net loss to net cash used in operating activities
Amortized expenses	2,428,313	(409,539)	2	2,018,774
Impairment of notes receivable	725,561	92,718	3	818,279
Fair value of Warrant issued for services	9,000	(9,000)	4	—
Losses from impairment of long-lived assets	167,000	30,427	5	197,427
Prepaid expenses	595	—		595
Accounts payable and accrued liabilities	471,380	51,491	6	522,871
Interest payable for senior secured notes	2,846,256	—		2,846,256
Net cash used in operating activities	(2,820,303)	(3,480)		(2,823,783)
Net cash provided by discontinued operating activities	1,082,087	(7,020)	7	1,075,067

Cash flows from investing activities
Net cash used in discontinued investing activities	(14,513)	—		(14,513)

Cash flows from financing activities
Proceeds from convertible and promissory notes sold	1,752,000	10,500	7	1,762,500
Net cash provided by financing activities	1,752,000	10,500		1,762,500

Net decrease in cash	(729)	—		(729)
Cash, beginning of year	729	—		729
Cash, end of year	—	—		—

SUPPLEMENTAL DISCLOSURE
Interest paid	453,750			453,750
Taxes paid	—			—

The following descriptions of the restatement adjustments to the consolidated statement of cash flows excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1.	Please refer to effects of the restatement on the consolidated statements of operations for the year ended December 31, 2022

2.	The adjustment reflects a correction to the recognition and measurement of interest and amortization expenses associated with the Company’s debt instruments. The Company identified errors in the amortization methodology previously applied. Specifically, the prior accounting overstated amortization expense due to deviations from the effective interest method. The restatement corrects this by applying the effective interest method consistently in accordance with U.S. GAAP.

3.	The adjustment reflects a correction to add back impairment loss on notes receivable recognized in consolidated statement of operations for year ended December 31, 2022.

4.	The adjustment removed a non-cash add-back.

5.	The adjustment reflects a correction to add back losses from impairment of long-lived assets recognized in consolidated statement of operations for year ended December 31, 2022.

6.	The adjustment is mainly due to the increased interest expenses accruals.

7.	The adjustment corrected an error when calculating cash flow from discontinued operations.

8.	Please refer to the effects of the restatement on the consolidated balance sheet and statement of operations.

Note 3 Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2023, we generated no revenues from continuing operations, incurred a net loss of $5,291,589 [2022 - $9,227,986] and had a working capital deficit and an accumulated deficit of $17,585,746 and $28,857,578, respectively [2022 - $12,372,123 and $23,556,280 respectively]. It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of these consolidated financial statements. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt and further implement our business plan. However, the Company may not be able to secure such financing in a timely manner or on favourable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

Note 4 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Significant accounting estimates and assumptions

The preparation of the consolidated financial statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The estimates and related assumptions are based on previous experiences and other factors considered reasonable under the circumstances, the results of which form the basis for making the assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant accounts that require estimates as the basis for determining the stated amounts include impairment analysis and fair value of warrants, promissory notes, convertible notes, senior secured notes and derivative liabilities.

●	Fair value of equity classified conversion feature and warrants

In determining the fair value of the equity classified conversion feature and warrant pursuant to debt financing transactions, the Company used the Black-Scholes option pricing model with the following assumptions: volatility rate, risk-free rate, and the remaining expected life of the warrants that are classified under equity.

●	Fair value of derivative liabilities

In determining the fair values of the derivative liabilities from the conversion features and warrants issued pursuant to debt financing and equity financing transactions, the Company used Monte-Carlo model with the following assumptions: dividend yields, volatility, risk-free rate and the remaining expected life. Changes in those assumptions and inputs could in turn impact the fair value of the derivative liabilities and can have a material impact on the reported loss and comprehensive loss for the applicable reporting period.

●	Impairment of Intangible Assets and Goodwill

The Company evaluates the recoverability of its intangible assets and goodwill when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The assessment of impairment involves significant management judgment and estimates, particularly in determining whether impairment indicators exist and in estimating future undiscounted cash flows and recoverable amounts of the assets.

Key assumptions used in this analysis include expected future cash flows, projected operating performance, time horizons, growth rates, and discount rates, all of which require a high degree of judgment and are subject to uncertainty. Changes in these assumptions or a deterioration in the economic environment may result in the recognition of impairment losses.

As of the reporting date, management reviewed the carrying amounts of assets including accounts receivable, equipment, intangible assets, and goodwill, and determined that no impairment was required. However, these estimates are inherently uncertain and may change in future periods.

●	Impairment of Property and Equipment

The Company reviews the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Determining whether an impairment exists involves significant management judgment, including identifying triggering events, estimating future undiscounted cash flows expected to be generated from the use of the asset, and assessing recoverability based on those projections.

Key assumptions include anticipated future operating results, usage patterns, asset-specific performance, and potential for alternative use or disposition. These assumptions are subject to change based on future market conditions or operational changes.

As of the reporting date, management evaluated its property and equipment for indicators of impairment and determined that no impairment charges were required. However, the estimates and assumptions used in this analysis are inherently uncertain and may change in future periods.

●	Impairment of Right-of-Use Assets

The Company evaluates right-of-use (ROU) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. Determining whether an impairment exists involves significant judgment, including the identification of impairment indicators and the estimation of future undiscounted cash flows expected to result from the use and eventual disposition of the underlying leased asset.

Key assumptions in the evaluation include lease term assumptions, sublease income (if applicable), asset utilization strategies, and market conditions affecting the economic benefit of the leased asset. These estimates are inherently uncertain and require management to make judgments about future conditions.

As of the reporting date, the Company assessed its ROU assets for impairment and concluded that no impairment charges were required. However, future changes in expected use or economic conditions could result in impairment in subsequent periods.

●	Useful life of property and equipment

 The Company employs significant estimates to determine the estimated useful lives of property and equipment, considering industry trends such as technological advancements, past experience, expected use and review of asset useful lives. The Company makes estimates when determining depreciation methods, depreciation rates and asset useful lives, which requires considering industry trends and company-specific factors. The Company reviews depreciation methods, useful lives and residual values annually or when circumstances change and adjusts its depreciation methods and assumptions prospectively.

●	Provisions

Provisions are recognized when the Company has a present obligation, legal or constructive, as a result of a previous event, if it is probable that the Company will be required to settle the obligation and a reliable estimate can be made of the obligation. The amount recognized is the best estimate of the expenditure required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligations. Provisions are reviewed at the end of each reporting period and adjusted to reflect the current best estimate of the expected future cash flows.

●	Contingencies

Contingencies can be either possible assets or possible liabilities arising from past events, which, by their nature, will be resolved only when one or more uncertain future events occur or fail to occur. The assessment of the existence and potential impact of contingencies inherently involves the exercise of significant judgment and the use of estimates regarding the outcome of future events.

●	Income and other taxes

The calculation of current and deferred income taxes requires the Company to make estimates and assumptions and to exercise judgment regarding the carrying values of assets and liabilities which are subject to accounting estimates inherent in those balances, the interpretation of income tax legislation across various jurisdictions, expectations about future operating results, the timing of reversal of temporary differences and possible audits of income tax filings by the tax authorities. In addition, when the Company incurs losses for income tax purposes, it assesses the probability of taxable income being available in the future based on its budgeted forecasts. These forecasts are adjusted to take into account certain non-taxable income and expenses and specific rules on the use of unused credits and tax losses.

When the forecasts indicate that sufficient future taxable income will be available to deduct the temporary differences, a deferred tax asset is recognized for all deductible temporary differences. Changes or differences in underlying estimates or assumptions may result in changes to the current or deferred income tax balances on the consolidated balance sheets, a charge or credit to income tax expense included as part of net income (loss) and may result in cash payments or receipts. Judgment includes consideration of the Company’s future cash requirements in its tax jurisdictions. All income, capital and commodity tax filings are subject to audits and reassessments. Changes in interpretations or judgments may result in a change in the Company’s income, capital, or commodity tax provisions in the future. The amount of such a change cannot be reasonably estimated.

●	Incremental borrowing rate for lease

The determination of the Company’s lease obligation and right-of-use asset depends on certain assumptions, which include the selection of the discount rate. The discount rate is set by reference to the Company’s incremental borrowing rate. Significant assumptions are required to be made when determining which borrowing rates to apply in this determination. Changes in the assumptions used may have a significant effect on the Company’s consolidated financial statements.

●	Going concern

The Company evaluates its ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This assessment requires significant judgment and involves the evaluation of relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued, including the Company’s current financial condition, obligations due within one year, expected future cash flows, access to capital, and management’s plans.

The assessment involves inherent uncertainty, as it requires management to project future conditions and the effectiveness of any plans intended to address potential liquidity shortfalls. If substantial doubt about the Company’s ability to continue as a going concern is identified, management evaluates whether its plans will mitigate that doubt, and appropriate disclosures are made in the financial statements.

Consolidation

The accompanying consolidated financial statements include the accounts of our current and former wholly owned subsidiaries, Blockchain.tv, Inc. and SovRryn Holdings Inc (“Sovryn”). Blockchain.tv Inc. is dormant has not had operations since its inception. Sovryn is consolidated up until January 31, 2023 and recognized as a discontinued operation. All the intercompany balances and transactions have been eliminated in the consolidation. The functional and reporting currency of the Company and its subsidiaries are U.S. Dollar.

Segment reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. We identified our Chief Executive Officer as the chief operating decision maker. We operate in one operating segment. Our operating decision maker allocates resources and assesses performance at the consolidated level.

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

Impairment of Long-Lived Assets and Goodwill

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

The Company tests goodwill for impairment annually as of December 31, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company compares the reporting unit’s carrying amount to its fair value. If the reporting unit’s carrying amount exceeds its fair value, an impairment charge is recorded based on that difference.

Equipment

Equipment represents purchases made for assets, whose useful life was determined to be greater than one year. The assets are initially recorded at cost and depreciated over their estimated useful lives.

Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property and equipment and intangible assets we hold and use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Concentration of credit risk

We place our cash and cash equivalents with a high credit quality financial institution. We maintain United States Dollars. We minimize its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

● Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

● Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

● Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates presented herein are based on market assumptions and information available to management as of the reporting date. The carrying amounts of certain financial instruments approximate their fair values due to their short-term maturities or because their stated interest rates approximate market rates. These instruments include accounts payable and accrued expenses, and interest payable on senior secured notes. This also includes cash, accounts receivable, accounts payable and accrued expenses that were part of the assets and liabilities of discontinued operations.

The Company’s derivative liabilities are carried at fair values and are classified as Level 3 financial instruments.

Convertible notes and other debt instruments

In connection with the issuance of promissory and convertible notes, in certain instances we issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 500,000 shares of our Common Stock at a specified fixed exercise price at any time within a time period specified within each Warrant. We evaluated the embedded conversion feature, if any, and the warrants and concluded that they qualified as equity instruments under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and ASC 815-40, Contracts in Entity’s Own Equity. The fair value of the Warrants were separated from the promissory and convertible notes and accounted for as a reduction of the carrying amount of the note with an increase to additional paid-in capital.

With respect to the embedded conversion features in the senior secured notes, although they qualify as derivatives under ASC 815, the Company concluded that no reliable basis exists to determine their fair value as of the reporting date. Accordingly, no value has been assigned to the conversion features, and the derivative liability recognized pertains solely to the freestanding warrants.

The fair value of the Warrants that represented a discount was amortized and included in the consolidated statements of operation over the term of each note using the effective interest method.

Series A and C Convertible Preferred Stock

The Series A and C convertible preferred stock (“Series A Preferred Stock” and “Series C Preferred Stock”) were accounted for as mezzanine equity and the embedded conversion feature was accounted for as derivative liabilities with change in fair value at each reporting period end charged to the consolidated statements of operation in accordance with ASC 480 and ASC 815.

Loss per share

Net Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants and conversion features contained in notes payables are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants and conversion features. Diluted earnings with respect to the convertible promissory notes utilizing the if-converted method was not applicable during the periods presented as no conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

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

Credit losses

In June 2016, the FASB issued ASU 326, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. We have adopted the ASU in year ended December 31, 2023.

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for Federal, State and Provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for consolidated financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. There is no significant impact from adopting ASU 2019-12 on the Company’s financial condition, results of operations, and cash flows.

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company adopted this guidance for the fiscal year beginning April 1, 2022. There is no significant impact from adopting ASU 2021-04 on the Company’s financial condition, results of operations, and cash flows.

On March 28, 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 is designed to clarify the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the fourth quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

The Company continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Note 5 Notes Receivable

On September 9, 2021, the Company received a promissory note with Top Dog Productions Inc. that was secured by a blanket lien on all its assets. We agreed to lend an aggregate principal sum of up to $2,000,000 that accrues at a rate of 5% per annum. As of December 31, 2022, we advanced $527,624 and accrued $26,510 in interest receivable. Based on management’s assessment of the collectability of the principal and interest, we recognized an allowance for the entire amount and included the charge in bad debt expense for the year ended December 31, 2022.

On November 15, 2021, we received a $250,000 convertible promissory note with ZA Group Inc. for the sale of our wholly owned subsidiary, CZJ License Inc. The note accrues at a rate of 5% per annum. The principal and accrued interest of the note receivable will be due and payable on November 5, 2023. At any time after 180 days following the date of the note receivable, we may convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of ZA Group Inc. at a fixed conversion price of $0.005 per share. As of December 31, 2022, based on management’s assessments of the collectability of the principal and $14,145 in accrued interest receivable and the value of ZA Group, Inc. common stock, we recognized an allowance for the $264,145 principal and interest and included the charge in bad debt expense for the year ended December 31, 2022.

Note 6 Intangible Assets

The intangible assets primarily consisted of domain names and access to a third-party streaming platform for the BCTV business, which are considered indefinite-lived intangible assets that are not amortized, but instead are tested at least annually for impairment. Based on management’s assessment of the lack of revenue to date and the prospects for future revenues using the intangible assets, we fully impaired the assets and recognized an impairment charge of $197,427 in the year ended December 31, 2022.

Note 7 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2023 and December 31, 2022 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	2023	2022 (Restated) (Note 2)
Accounts payable	$446,077	$371,987
Accrued expenses	293,209	174,078
Accrued interest	1,099,405	242,921

Total	$1,838,691	$817,274

Note 8 Derivative Liabilities

Senior Secured Notes

In connection with the issuance of senior secured notes (see Note 12), the Company evaluated the embedded conversion features and freestanding warrants in accordance with ASC 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement. Based on this evaluation, both instruments met the definition of derivatives and were initially recognized as derivative liabilities.

Due to the limited trading activity and pricing transparency of the Company’s Common Stock, observable market inputs for valuing these instruments were determined to be unreliable. Specifically:

●	The Company’s Common Stock is listed on the OTC Expert Market, which restricts public quotation and limits visibility to investors.

●	The average daily trading volume of the Company’s Common Stock is approximately $1,000, and the share price has historically been highly volatile in its thinly traded status.

●	Due to these limitations, valuation techniques that depend on quoted market prices cannot be reliably applied.

Accordingly, the Company applied a market-based valuation technique using the most recent private placement price of $0.018 per share (dated November 2, 2021) as a proxy for fair value. This valuation approach is considered a Level 3 fair value measurement within the fair value hierarchy due to the use of unobservable inputs. The fair value of the freestanding warrants as of the reporting date was estimated based on this Level 3 input, and the corresponding derivative liability has been recorded. Management believes this approach provides the most reasonable estimate of fair value in the absence of observable market data.

Significant unobservable input used in the valuation was the private placement price of $0.018/share. No sensitivity analysis is presented due to the absence of a reliable market range of inputs.

Although the embedded conversion features in the senior secured notes meet the definition of derivatives under ASC 815, the Company concluded that there is no reliable basis to estimate their fair value as of the reporting date. The features are highly sensitive to changes in various unobservable inputs, and due to the lack of active trading, volatility benchmarks, or comparable market data, any valuation would be purely speculative. Management assessed whether a Level 3 fair value estimate (e.g., using an option pricing model) could be developed, but concluded that input assumptions such as volatility and market-based discount rates were not supportable. As such, no value has been assigned to the embedded conversion features, and the recognized derivative liability pertains solely to the freestanding warrants. The Company will reassess the valuation of the conversion features in subsequent periods as market data becomes available.

On September 24, 2021, the exercise price of the freestanding warrants was amended to a fixed amount. As a result of this modification, the Company re-evaluated the classification of the warrants in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and determined that the amended warrants qualified for equity classification. Accordingly, the Company derecognized the related derivative liabilities and recorded the warrants in equity (“End of derivative warrants treatment”).

Total
$
Opening balance	—
Derivative fair value at issuance pursuant to the issuance of senior secured notes	3,464,529
End of derivative warrants treatment (Note 14)	(3,464,529)

Balance at December 31, 2021, 2022 and 2023 (Restated) (Note 2)	—

Series A Preferred Stock

According to the terms of Series A Preferred Stock (Note 14), The Company evaluated the conversion feature for potential derivative accounting treatment in accordance with Accounting Standards Codification (ASC) ASC 820, Fair Value in Financial Instruments and 815, Derivatives and Hedging. Initially, the conversion feature was determined to be derivative liabilities, and the Company recognized derivative liabilities upon issuance of the Series A Preferred Stock accordingly.

Total
$
Derivative fair value upon issuance of Series A Preferred Stock	58,545
Change in fair value of derivative liabilities	(20,657)

Balance at December 31, 2020 (Restated) (Note 2)	37,888

Derecognition of derivative liabilities pursuant to extinguishment of Series A Preferred Stock	(37,888)

Balance at December 31, 2021, 2022 and 2023	—

The third party valuation relied on Monte-Carlo methodology using geometric Brownian motion to value the derivative components, using the following assumptions for the Day 1 fair value, fair value as at December 31, 2020:

Derivative components	Day 1 Fair Value	December 31, 2020
Risk-free rate for term (%)	0.18	0.17
Volatility (%)	115.39	126.10
Remaining terms (Years)	3.0	3.0
Stock price ($ per share)	0.04	0.29

Note 9 Securities Exchange Agreements

SovRyn Holdings, Inc

We entered into a securities exchange agreement on February 16, 2021 with Sovryn to acquire 100% of the shares of Sovryn in exchange for (i) Jeffrey Canouse, our CEO at the time, transferring 100 shares of our Series B Preferred Stock to a designee of Sovryn and (ii) 1,000 shares of Series E Preferred Stock. Upon the effectiveness of an amendment to our Articles of Incorporation to increase our authorized common stock from 500,000,000 shares to 6,000,000,000 shares, all shares of Series E Preferred Stock issued to the shareholders were exchanged for 1,152,500 shares of our Series E-1 Preferred Stock and 1,091,388,889 shares of our Common Stock. The Series E Preferred Stock votes on an as-converted basis with our Common Stock prior to their conversion. The Series E Preferred Stock represented approximately 59% of the fully diluted shares of our Common Stock immediately after such shares were issued. Based on a third-party valuation, the value of the 1,000 Preferred Series E shares was determined to be $386,221, which was recorded as an intangible asset See Note 14.

Note 10 Promissory Notes

During the years ended December 31, 2021 and 2022, the Company issued several promissory notes with warrants. The Company evaluated the warrants and concluded that those warrants qualified as equity instruments under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and ASC 815-40, Contracts in Entity’s Own Equity.

Due to the limited trading activity and pricing transparency of the Company’s Common Stock, observable market inputs for valuing the warrants were determined to be unreliable. Specifically:

●	The Company’s Common Stock is listed on the OTC Expert Market, which restricts public quotation and limits visibility to investors.

●	The average daily trading volume of the Company’s Common Stock is approximately $1,000, and the share price has historically been highly volatile in its thinly traded status.

●	Due to these limitations, valuation techniques that depend on quoted market prices cannot be reliably applied.

Accordingly, the Company applied a market-based valuation technique using the most recent private placement price of $0.018 per share (dated November 2, 2021) as a proxy for fair value. This valuation approach is considered a Level 3 fair value measurement within the fair value hierarchy due to the use of unobservable inputs. The fair value of the freestanding warrants as of the reporting date was estimated based on this Level 3 input, and the corresponding equity classified warrants has been recorded under additional paid-in capital. Management believes this approach provides the most reasonable estimate of fair value in the absence of observable market data.

Significant unobservable input used in the valuation was the private placement price of $0.018/share. No sensitivity analysis is presented due to the absence of a reliable market range of inputs.

Promissory note issued during year ended December 31, 2021

On December 28, 2021, the Company issued a promissory note with a principal amount and cash proceeds of $500,000. The promissory note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 15%. The promissory note matured on April 5, 2022.

In connection with the issuance of the promissory note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $0.025 per share at any time until December 31, 2023.

The fair value of the warrants of $9,130 was separated from the convertible note and accounted for as a reduction of the carrying amount of the promissory note with an increase to additional paid-in capital.

The fair value of the warrants that represented a discount was amortized to consolidated statements of operation over the term of the promissory note using the effective interest method.

For the years ended December 31, 2021 and 2022, the Company recognized amortization expense of $440 and $8,690 in the consolidated statements of operations. The discount was fully amortized as of December 31, 2022.

For the years ended December 31, 2021, 2022 and 2023, the Company recorded interest expense of $493, $60,003 and $135,002, respectively, in the consolidated statements of operations.

Promissory notes issued during year ended December 31, 2022

(a)	On January 14, 2022, the Company issued a promissory note with a principal amount and cash proceeds of $165,000. The promissory note required a $15,000 fee payment on maturity date.

The promissory note accrued interest at an annual rate of 10%. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 15%. The convertible note matured on February 14, 2022.

The fee payable of $15,000 was amortized to consolidated statements of operation over the term of the promissory note.

For the year ended December 31, 2022, the Company recognized amortization expense of $15,000 in the consolidated statements of operations.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $37,607 and $41,246, respectively, in the consolidated statements of operations.

As of December 31, 2023 and 2022, $165,000 in note principal was outstanding.

(b)	On January 14, 2022, the Company issued a promissory note with a principal amount and cash proceeds of $150,000. The promissory note required a $15,000 fee payment on maturity date. The promissory note accrued interest at an annual rate of 10%. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 15%. The convertible note matured on December 31, 2022.

The fee payable of $15,000 was amortized to consolidated statements of operations over the term of the promissory note.

For the year ended December 31, 2022, the Company recognized amortization expense of $15,000 in the consolidated statements of operations.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $14,467 and $37,500, respectively, in the consolidated statements of operations.

As of December 31, 2023 and 2022, $165,000 in note principal was outstanding.

(c)	On April 27, 2022, the Company issued a promissory note with a principal amount of $125,000 for cash proceeds of $112,500. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 20%. The promissory note matured on December 31, 2022.

In connection with the issuance of the promissory note, the Company also issued common share purchase warrants that entitle the holder to purchase 2,500,000 shares of the Company’s Common Stock at an exercise price of $0.025 per share at any time until December 15, 2024.

The fair value of the warrants of $36,222 was separated from the convertible note and accounted for as a reduction of the carrying amount of the promissory note with an increase to additional paid-in capital.

The original issuance discount of $12,500 and the fair value of the warrants of $36,222 that represented a reduction of face value of the note was amortized to consolidated statements of operations over the term of the promissory note using the effective interest method.

For the year ended December 31, 2022, the Company recognized amortization expense of $48,722 in the consolidated statements of operations. The discount was fully amortized as of December 31, 2022.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $Nil and $25,000, respectively, in the consolidated statements of operations.

Promissory notes issued during year ended December 31, 2023

In February 2023, the Company issued a promissory note $44,950 to a third party that is non-interest bearing, unsecured and repayable on demand.

On February 3, 2023, the Company entered into a securities purchase agreement with a lender pursuant to which the Company borrowed $88,760 and issued a promissory note that accrues interest a 12% per annum and is repayable in 10 monthly instalments starting March 15, 2023. As of December 31, 2023, the outstanding balance was $79,884, which was in default for failure to make required payments.

Note 11 Convertible Notes

During the years ended December 31, 2021, 2022 and 2023, the Company issued several series of unsecured convertible notes with embedded conversion features and freestanding warrants. The Company evaluated the embedded conversion features and the warrants and concluded that they qualified as equity instruments under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and ASC 815-40, Contracts in Entity’s Own Equity.

Due to the limited trading activity and pricing transparency of the Company’s Common Stock, observable market inputs for valuing those instruments were determined to be unreliable. Specifically:

●	The Company’s Common Stock is listed on the OTC Expert Market, which restricts public quotation and limits visibility to investors.

●	The average daily trading volume of the Company’s Common Stock is approximately $1,000, and the share price has historically been highly volatile in its thinly traded status.

●	Due to these limitations, valuation techniques that depend on quoted market prices cannot be reliably applied.

Accordingly, the Company applied a market-based valuation technique using the most recent private placement price of $0.018 per share (dated November 2, 2021) as a proxy for fair value. This valuation approach is considered a Level 3 fair value measurement within the fair value hierarchy due to the use of unobservable inputs. The fair value of the freestanding warrants as of the reporting date was estimated based on this Level 3 input, and the corresponding equity classified warrants has been recorded under additional paid-in capital. Management believes this approach provides the most reasonable estimate of fair value in the absence of observable market data.

Significant unobservable input used in the valuation was the private placement price of $0.018/share. No sensitivity analysis is presented due to the absence of a reliable market range of inputs.

Although the embedded conversion features meet the definition of equity classified instruments under ASC 815, the Company concluded that there is no reliable basis to estimate their fair value as of the reporting date. The features are highly sensitive to changes in various unobservable inputs, and due to the lack of active trading, volatility benchmarks, or comparable market data, any valuation would be purely speculative. Management assessed whether a Level 3 fair value estimate (e.g., using an option pricing model) could be developed, but concluded that input assumptions such as volatility and market-based discount rates were not supportable. As such, no value has been assigned to the embedded conversion features, and the recognized equity classified instruments pertains solely to the freestanding warrants. The Company will reassess the valuation of the conversion features in subsequent periods as market data becomes available.

Our convertible notes payable, all of which are liabilities as of the years ended December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022 (Restated) (Note 2)

Series 1	$1,050,000	$1,050,000

Series 2	470,000	250,000

Series 3	208,000	208,000

Series 4	220,000	220,000

Series 5	542,500	522,500

Series 6	55,000	55,000
Principal outstanding total	2,545,500	2,305,500
Less discount	14,303	234,814

Principal outstanding, net	$2,531,197	$2,070,686

Series 1

During the years ended December 31, 2021 and 2022, the Company issued convertible notes totaling $950,000 and $100,000, respectively.

Convertible notes issued during year ended December 31, 2021

Series 1-1

On August 31, 2021, the Company issued a series of convertible notes with total principal amount and cash proceeds of $950,000. Those convertible notes accrued interest at an annual rate of 6%. Upon the occurrence of an event of default, those convertible notes accrued default interest at an annual rate of 12%. Those convertible notes matured on December 31, 2022.

For the years ended December 31, 2022, and 2023, the Company recorded interest expense of $57,007 and $171,006 respectively, in the consolidated statements of operations. For the year ended December 31, 2022, the notes bore interest at 6% per annum and increased to 12% on January 1, 2023 when all of the Series 1-1 notes went into default.

Convertible notes issued during year ended December 31, 2022

Series 1-2

On April 5, 2022, the Company issued a convertible note with total principal amount and cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 6%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 12%. The convertible note matured on December 31, 2022.

For the years ended December 31, 2022, and 2023, the Company recorded interest expense of $4,456 and $18,000 respectively, in the consolidated statements of operations.

Series 2

Convertible notes issued during year ended December 31, 2022

Series 2-1

On January 5, 2022, the Company issued a convertible note with a principal amount and cash proceeds of $250,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 15%. The convertible note matured on April 5, 2022. As of December 31, 2022, the discount was fully amortized.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 6,250,000 shares of the Company’s Common Stock at an exercise price of $0.021 per share at any time until July 1, 2024.

The fair value of the warrants of $80,221 was separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The fair value of the warrants was amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the year ended December 31, 2022, the Company recognized full amortization expense of $80,221 in the consolidated statements of operations.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $57,411 and $67,501 respectively, in the consolidated statements of operations.

Series 2-2

On January 5, 2022, the Company issued a convertible note with a principal amount of $25,000 for cash proceeds of $25,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 15%. The convertible note matured on August 5, 2022.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $0.021 per share at any time until July 1, 2024.

The fair value of the warrants was amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the year ended December 31, 2022, the Company recognized full amortization expense of $7,801 in the consolidated statements of operations.

The note was fully paid during the year ended December 31, 2022.

For the years ended December 31, 2022, the Company recorded interest expense of $1,036 in the consolidated statements of operations.

Series 2-3

On January 15, 2022, the Company issued a convertible note with a principal amount of $50,000 for cash proceeds of $50,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 15%. The convertible note matured on April 5, 2022.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants that entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock at an exercise price of $0.020 per share at any time until February 5, 2024.

The fair value of the warrants of $16,044 was separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The fair value of the warrants was amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the year ended December 31, 2022, the Company recognized full amortization expense of $16,044 in the consolidated statements of operations.

The note was fully paid during year ended December 31, 2022.

For the years ended December 31, 2022, the Company recorded interest expense of $11,039 in the consolidated statements of operations.

Convertible notes issued during year ended December 31, 2023

Series 2-4

On January 10, 2023, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants that entitle the holder to purchase 20,000,000 shares of the Company’s Common Stock at an exercise price of $0.020 per share at any time until January 30, 2030.

The fair values of the warrants of $87,675 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $10,000, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the year ended December 31, 2023, the Company recognized amortization expense of $86,137 in the consolidated statements of operations and the unamortized discount was $11,538 as of December 31, 2023.

For the year ended December 31, 2023, the Company recorded interest expense of $18,372 in the consolidated statements of operations.

Series 2-5

On January 10, 2023, the Company issued a convertible note with a principal amount and cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024. The note is in default.

For the year ended December 31, 2023, the Company recorded interest expense of $13,924 in the consolidated statements of operations.

Series 3

Convertible notes issued during year ended December 31, 2022

Series 3-1

On February 11, 2022, the Company issued a convertible note with a principal amount of $137,500 for cash proceeds of $125,000. The convertible note accrued interest at an annual rate of 11.25%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on February 11, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share at any time until February 11, 2027.

The fair values of the warrants of $22,568 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $12,500, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

On October 25, 2022, the noteholder converted $67,000 of note principal and $13,004 of accrued interest into 4,000,216 shares of the Company’s common stock. The fair value of the common shares issued determined using the market quote approximated the amounts of converted principal and interest and allocated into par value of $4,000 and additional paid-in capital of $76,004 respectively.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $32,919 and $2,149 in the consolidated statements of operations. The discount was fully amortized on December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $13,731 and $30,635 in the consolidated statements of operations.

Series 3-2

On February 11, 2022, the Company issued a convertible note with a principal amount of $137,500 for cash proceeds of $125,000. The convertible note accrued interest at an annual rate of 11%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 15%. The convertible note matured on February 18, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share at any time until February 11, 2027.

The fair values of the warrants of $22,568 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $12,500, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $30,971 and $4,097 in the consolidated statements of operations. The discount was fully amortized on December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $13,731 and $42,235 in the consolidated statements of operations.

Series 4

Convertible notes issued during year ended December 31, 2022

Series 4-1

On May 5, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

The fair values of the warrants of $54,495 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $10,000, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $36,453 and $28,042 in the consolidated statements of operations. The discount was fully amortized at December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $8,715 and $29,111 in the consolidated statements of operations.

Series 4-2

On June 24, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until June 24, 2029.

The fair values of the warrants of $54,111 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $10,000, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $31,875 and $32,236 in the consolidated statements of operations. The discount was fully amortized at December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $6,907 and $29,111 in the consolidated statements of operations.

Series 5

Convertible notes issued during year ended December 31, 2022

Series 5-1

On May 5, 2022, the Company issued a convertible note with a principal amount of $82,500 for cash proceeds of $75,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 3,750,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

The fair values of the warrants of $40,872 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $7,500, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $27,340 and $21,032 in the consolidated statements of operations. The discount was fully amortized at December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $6,538 and $21,839 in the consolidated statements of operations.

Series 5-2

On May 5, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 11%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

The fair values of the warrants of $54,495 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $10,000, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $36,453 and $28,042 in the consolidated statements of operations. The discount was fully amortized at December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $8,170 and $28,286 in the consolidated statements of operations.

Series 5-3

On October 14, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on February 23, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

The fair value of the warrants of $51,262 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The fair value of the warrants was amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $25,837 and $25,425 in the consolidated statements of operations. The discount was fully amortized at December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $2,821 and $29,611 in the consolidated statements of operations.

Series 5-4

On December 15, 2022, the Company issued a convertible note with a principal amount of $220,000 for cash proceeds of $200,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the "Warrants") that entitle the holder to purchase 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

The fair values of the warrants of $73,111 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $20,000, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were being amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $2,926 and $87,420 in the consolidated statements of operations and the unamortized discount was $2,765 as of December 31, 2023.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $1,230 and $26,399 in the consolidated statements of operations.

Convertible notes issued during year ended December 31, 2023

Series 5-5

On February 2, 2023, the Company issued a convertible note with a principal amount of $20,000 for cash proceeds of $20,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on December 31, 2023.

For the years ended December 31, 2023, the Company recorded interest expense of $2,190 in the consolidated statements of operations.

Series 6

Convertible notes issued during year ended December 31, 2022

Series 6-1

On September 16, 2022, the Company issued a convertible note with a principal amount of $55,000 for cash proceeds of $50,000. The convertible note accrued interest at an annual rate of 6% starting from January 1, 2023. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 12%. The convertible note matured on September 16, 2023.

The original issuance discount of $5,000 and the fair value of the embedded conversion feature were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2022 and 2023, the Company recognized amortization expense of $1,395 and $3,605 in the consolidated statements of operations.

For the years ended December 31, 2022 and 2023, the Company recorded interest expense of $Nil and $6,601 in the consolidated statements of operations.

Senior Secured Notes

On February 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors, LP (the “Investors”) pursuant to which it issued two convertible notes having an aggregate principal amount of $16,500,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). The Notes are secured by a blanket lien on all of the Company’s assets and the shares of the Company’s Common Stock and Preferred Stock (the “Pledged Assets”).

In connection with the issuance of the Notes, the Company also issued 192,073,016 number of common share purchase warrants (the "Warrants") and 1,000 Preferred Series F Shares to the investors (Note 14).

The Notes would mature on February 17, 2024, unless earlier converted, and accrue interest at a rate of 11% per annum, subject to increase to 20% per annum upon the occurrence of an event of default. Interest is payable in cash on a quarterly basis, commencing on March 31, 2021.

Conversion Feature

The Notes contain conversion features that allow the Investors to convert the Notes and unpaid interests into shares of the Company’s common stock. The conversion price is subject to the following:

The conversion price on any conversion date will be the lower of (1) $50,000,000 divided by the total number of outstanding shares of preferred stock, common stock, and common stock equivalents (assuming full conversion or exercise of all securities convertible into or exercisable for equity), or (2) $1.00.

Upon an event of default, the conversion price will be the lower of (1) 75% of the average VWAP of the Company’s common stock over the five (5) trading days immediately preceding the conversion date, or (2) $0.015 per share.

On September 24, 2021, the Notes were amended to change the conversion price to $0.02.

Warrants

The Warrants entitle the Investors to purchase shares of the Company’s common stock. At the inception of the agreement, the exercise price of the Warrants was calculated as 125% of the base price, where the base price was determined by dividing $50,000,000 by the total number of outstanding shares of preferred stock, common stock, and common stock equivalents (assuming the full conversion or exercise of all outstanding securities that are convertible into or exercisable for equity securities of the Company). The exercise price is subject to adjustment as provided in the Warrant agreement and may be paid on a cashless basis. On September 24, 2021, the exercise price of the Warrants was amended to $0.025.

The Company evaluated the conversion feature and warrants in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Initially, the conversion features and warrants were determined to be derivative liabilities. However, as the Company’s common stock is quoted on the OTC Expert Market, which lacks sufficient trading volume and transparency, management determined that reliable market inputs necessary to support a fair value measurement were not available. As a result, the fair value of the embedded conversion features was assessed to be nil. The fair values of the warrants of $3,464,529 were separated from the note and accounted for as a reduction of the carrying amount of the note with a recognition of derivative liabilities (Note 8).

On September 24, 2021, upon the amendment of the exercise price of the warrants to a fixed price, the Company re-evaluated the amended terms in accordance with ASC 815-40 Contracts In Entity’s Own Equity, derecognized the derivative liabilities related to those warrants, and recognized the Warrants in equity (“End of derivative warrants treatment”).

The issuance of the Notes resulted in an original issuance discount of $1,500,000. Additionally, the fair value of the Preferred Series F Shares issued in connection with the Notes issuance and the derivative liabilities recognized were $32,229 and $3,464,529 respectively. These amounts totalling $4,996,758 was recorded as a discount to the face value of the Notes. The discount is being amortized to consolidated statements of operations over the term of the notes using the effective interest method.

On February 1, 2023, pursuant to an agreement with the lender of the Company’s senior secured notes, Sovryn was sold to the lender. The net assets of Sovryn at the time of disposition totalled $9,159,907, which was used to partially settle the principal balance of the senior secured notes, which totalled $16,500,000. The transaction was accounted for as a non-cash settlement. (Note 15)

Total
$
Face value of senior secured notes issued	16,500,000
Debt discount	(4,996,758)
Day 1 value of senior secured notes issued (Restated) (Note 2)	13,035,471

Amortization expenses	1,262,697
Balance at December 31, 2021	12,765,939

Amortization expenses	1,631,127
Balance at December 31, 2022 (Restated) (Note 2)	14,397,066

Partial settlement of principal (Note 15)	(9,159,907)
Amortization expenses	1,987,011
Balance at December 31, 2023	7,224,170

The Company recorded interest expenses of $1,623,606 and $3,303,248 for the years ended December 31, 2023 and 2022, respectively.

The Company recorded discount amortization expenses of $1,987,011 and $1,631,127, respectively for the years ended December 31, 2023 and 2022.

Note 13 Related Party

The Company entered into a consulting agreement with Zenna Consulting Group, Inc. (“Zenna Consulting”), a corporation affiliated with Warren Zenna, who served as a Board member at such, to provide oversight of marketing and communications services. The agreement commenced March 1, 2021 and ended on July 31, 2021. We paid Zenna Consulting $Nil and $57,000 fees in the years ended December 31, 2022 and 2021, respectively. On March 1, 2022, we issued a warrant to Mr. Zenna to purchase up to 500,000 shares of our Common Stock at $0.025 per share at any time beginning September 1, 2022 and ending September 1, 2026. Using Black-Scholes, we estimated the value such warrant to be approximately $7,641.

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

In February 2021, we entered into consulting agreements with GreenRock LLC to provide us with chief executive officer services and in the year ended December 31, 2021, we paid GreenRock LLC $315,000 in fees. Mr. Falcone is the managing member of GreenRock LLC and was our Chief Executive Officer at the time. As of December 31, 2021, an aggregate of $709,260 was owed to us for the loans we made to GreenRock LLC. Subsequent to the year ended December 31, 2021, GreenRock LLC paid back all the $709,259 owing at December 31, 2021 through an offset of a bonus payable to GreenRock LLC and cash repayments. Effective January 1, 2022, we entered into another management consulting agreement with GreenRock LLC, for a period of one year ending December 31, 2022, under which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as chief executive officer. In the years ended December 31, 2023 and 2022, we paid GreenRock LLC $35,000 and $420,000 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and was our former Chief Executive Officer until November 2023. We paid GreenRock LLC bonuses of $Nil and $505,972 for the years ended December 31, 2023 and 2022.

Note 14 Stockholders’ Deficiency

Preferred Stock

As of December 31, 2023 and 2022, we are authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,460,905 remain available for designation and issuance.

Series A Preferred Stock and Series B Preferred Stock

On July 28, 2020, the Company filed a certificate of designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 100,000 shares of the Company’s shares of Preferred Stock as Series A Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series A Preferred Stock has a par value of $0.001 per share and a stated value of $100 per share.

Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the Company’s shareholders, with their voting power equivalent to the number of Common Stock shares they would hold if their preferred stock were converted. This voting right can be exercised through written consent or proxy.

The Series A Preferred Stock does not have redemption rights.

The Series A Preferred Stock, with respect to the payment of dividends and payments upon the liquidation of the Company, ranks senior to all capital stock of the Company.

The Series A Preferred Stockholders is entitled to receive cumulative quarterly dividends, payable in additional Series A Preferred Stock, at an annual rate of 3% of the Stated Value, when declared by the Board. The Board did not declare dividend since issuance of the Series A Preferred Shares.

The Series A Preferred Stock is convertible by the holder into 3,420 shares of the Company’s Common Stock at any time after issuance. For the 24 months following issuance, the conversion ratio will be adjusted if the Company issues Common Stock (or related securities) that causes the total fully diluted Common Stock outstanding to exceed 360,000,000 shares. The adjusted conversion ratio will be calculated based on the total fully diluted shares after such issuance divided by 360,000,000, multiplied by the current conversion ratio.

In the event of a liquidation, dissolution, or winding up of the Company, or a Sale (defined as a sale of the majority of assets or certain mergers/consolidations), holders of Series A Preferred Stock are entitled to receive, prior to any distribution to junior securities, an amount equal to the Stated Value plus all accrued and unpaid dividends. If the Company’s assets are insufficient to pay this full amount, the remaining assets will be distributed proportionally among the Series A Preferred stockholders. The Company will provide at least 45 days' written notice of any such Liquidation.

On July 28, 2020, the Company filed a certificate of designations of Series B Super Voting Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 100 shares of the Company’s shares of Preferred Stock as Series B Super Voting Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series B Preferred Stock has a par value of $0.001 per share.

The shares of Series B Super Voting Preferred Stock will carry a number of votes equal to 51% (representing majority voting power) of all voting shares of every class, including 51% of all of the issued and outstanding shares of common stock on the date of any shareholder vote, such that the holders of Super Voting Preferred Stock shall always possess the majority of voting rights, and shall always out vote all holders of Common Stock.

The Series B Preferred Stock does not have redemption rights.

The Series B Preferred Stock will not be entitled to dividends unless the Corporation pays cash dividends or dividends in other property to holders of outstanding shares of Common Stock.

There is no mandatory conversion of Series B Super Voting Preferred Stock into Common Stock.

On February 17, 2021, the 100 shares Series B Preferred Stock were transferred from Mr. Canouse (our former director and CEO), to the FFO1 2021 Irrevocable Trust, a company Mr. Falcone (our director and CEO) is the trustee and has the voting and dispositive power. The 100 shares of Series B Preferred are included in the collateral for the Investor Notes.

In July 2020, pursuant to an acquisition agreement to acquire the Casa Zeta-Jones Brand License Agreement from Luxurie Legs, LLC, the Company issued 92,999 shares of Series A Preferred Stock and 100 shares of Series B Preferred Stock. The fair values of the Series A and Series B Preferred Stock issued were $216,150 and $47,553, respectively, and were determined using a discounted cash flow method. The Company recognized an intangible asset as a result of this share issuance.

The Company accounted for its Series A Preferred Stock as Mezzanine Equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The embedded conversion feature of the preferred stock was evaluated under ASC 815, Derivatives and Hedging, and was separated from the host instrument. This embedded conversion feature was recognized as a derivative liability, with changes in its fair value recorded in the consolidated statements of operations at each reporting period end. Upon the issuance of the Series A Preferred Stock, the Company recognized derivative liabilities of $58,545. For the year ended December 31, 2020, a gain of $20,657 resulting from the change in the fair value of these derivative liabilities was recognized in the consolidated statements of operations (Note 8).

The Series B Preferred Stock was accounted for as Permanent Equity in accordance with ASC 480 - Distinguishing Liabilities from Equity. The fair value of the Series B Preferred Stock was allocated to par value of $Nil and additional paid-in capital of $47,553.

On February 16, 2021, the Company extinguished all outstanding shares of its Series A Preferred Stock. In exchange, the former holders received one-year options to purchase up to 300,000 shares of the Company’s then wholly-owned subsidiary, CZJ License, Inc., at an exercise price of $10 per share. The fair value of the options issued was $21,465 and was included in additional paid-in capital. This transaction resulted in the derecognition of both the derivative liabilities and the Series A Preferred Stock. The difference between the combined carrying value of the derecognized derivative liabilities and Series A Preferred Stock and the $21,465 fair value of the options issued resulted in a gain on extinguishment of $194,685, which was recognized in the consolidated statements of operations for the year ended December 31, 2021. Separately, a loss of $20,657 resulting from the change in fair value of the derivative liabilities was recorded in the consolidated statements of operations for the year ended December 31, 2021 (Note 8).

The options issued expired without exercise.

The number of Series A Preferred Stock issued and outstanding as of December 31, 2023 and 2022 was Nil.

The number of Series B Preferred Stock issued and outstanding as of December 31, 2023 and 2022 was 100.

Series C Preferred Stock

On February 11, 2021, the Company filed a certificate of designations of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 10,000 shares of the Company’s shares of Preferred Stock as Series C Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value of $100 per share.

Holders of the Series C Preferred Stock are entitled to vote on all matters submitted to the Company's shareholders, with their voting power equivalent to the number of Common Stock shares they would hold if their preferred stock were converted. This voting right can be exercised through written consent or proxy.

The Series C Preferred Stock does not have redemption rights.

The Series C Preferred Stockholders are entitled to receive cumulative quarterly dividends, payable in additional Series A Preferred Stock, at an annual rate of 2% of the Stated Value, when declared by the Board. The Board did not declare dividend since issuance of the Series A Preferred Shares.

The Company accounted for its Series C Preferred Stock as Mezzanine Equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The embedded conversion feature of the preferred stock was evaluated under ASC 815, Derivatives and Hedging, and was concluded to qualify for derivatives.

The Company did not issue Series C Preferred Stock. As at December 31, 2023 and 2022, no shares of Series C Preferred Stock are outstanding.

Series D Preferred Stock

On March 26, 2021, the Company filed a certificate of designations of Series D Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 230,000 shares of the Company’s shares of Preferred Stock as Series D Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value of $3.32 per share.

The Series D Preferred Stock has no voting rights.

The Series D Preferred Stock does not have redemption rights.

The Series D are ranked equally with the Series E Preferred Stock and the Series F Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock.

The Series D Preferred Stockholders is entitled to receive dividends when declared by the Board. The Board did not declare a dividend since the issuance of the Series D Preferred Shares.

Each share of Series D Preferred Stock may be converted into 1,000 common shares, subject to a 4.99% conversion limitation, which may be increased to a maximum of 9.99% by a holder by written notice to the Company.

The Series D Preferred Stock was accounted for as Permanent Equity in accordance with ASC 480 - Distinguishing Liabilities from Equity.

During the year ended December 31, 2021, the Company issued 230,000 shares of Series D Preferred Stock to settle several notes payable and accrued interest. The fair value of the Series D Preferred Stock issued was determined to be $1,006,035 by using debt-based valuation method, which was allocated to par value of $230 and additional paid-in capital of $1,005,805.

During the year ended December 31, 2021, 75,000 shares of the Company’s Series D Preferred Stock were converted into 75,000,000 shares of its Common Stock. As of December 31, 2023 and 2022, 155,000 shares of Series D Preferred Stock remain unconverted and outstanding.

Series E Preferred Stock and Series E-1 Preferred Stock

On March 26, 2021, the Company filed a certificate of designations of Series E Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 1,000 shares of the Company’s shares of Preferred Stock as Series E Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value of $1,000 per share.

The Series E are ranked equally with the Series D Preferred Stock and the Series F Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock.

Each Holder of Series E Preferred Stock is entitled to vote on an as-converted basis, with the number of votes equal to the underlying Common Stock shares their Series E Preferred Stock would represent on the voting record date, and shall otherwise have the same voting rights as Common Stock.

The Series E Preferred Stock does not have redemption rights.

The Series E Preferred Stockholders is entitled to receive dividends when declared by the Board. The Board did not declare dividend since issuance of the Series E Preferred Shares.

The Company accounted for its Series E Preferred Stock as permanent equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The embedded conversion feature of the preferred stock was evaluated under ASC 815, Derivatives and Hedging, and was separated from the host instrument. The original embedded conversion feature was recognized as a derivative liability, with changes in its fair value recorded in the consolidated statements of operations at each reporting period end. Upon the issuance of the Series E Preferred Stock, the Company recognized derivative liabilities of $744. Subsequent to the issuance date, the Company evaluated an amendment to the conversion rate and determined that the amended conversion feature did not result in the recognition of a new derivative liability or a significant modification requiring remeasurement under ASC 815.

On September 16, 2021, the Company filed a certificate of designations of Series E-1 Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 1,152,500 shares of the Company’s shares of Preferred Stock as Series E-1 Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series E Preferred Stock has a par value of $0.001per share and a stated value of $0.87 per share.

The Series E-1 are ranked equally with the Series D Preferred Stock and the Series F Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock.

Each Holder of Series E-1 Preferred Stock is entitled to vote on an as-converted basis, with the number of votes equal to the underlying Common Stock shares their Series E-1 Preferred Stock would represent on the voting record date and shall otherwise have the same voting rights as Common Stock.

The Series E-1 Preferred Stock does not have redemption rights.

The Series E-1 Preferred Stockholders is entitled to receive dividends when declared by the Board. The Board did not declare dividend since issuance of the Series E-1 Preferred Shares.

The holder of the Series E-1 Preferred Stock may convert Series E-1 Preferred Shares into Common Stock at conversion rate of 1:1,000.

The Series E-1 Preferred Stock was accounted for as Permanent Equity in accordance with ASC 480 - Distinguishing Liabilities from Equity. The fair value of the Series E-1 Preferred Stock was allocated to par value of $1 and additional paid-in capital of $386,220.

On October 11, 2021, 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $386,221 value as was assigned to the 1,000 shares of Series E Preferred Stock. Upon the exchange of the Series E Preferred Stock for Series E-1 Preferred Stock, the Company derecognized the related derivative liabilities during year ended December 31, 2021. As at December 31, 2023 and 2022, no shares of Series E Preferred Stock are outstanding. As of December 31, 2023 and 2022, 1,152,000 shares of Series E-1 Preferred Stock are outstanding.

Series F Preferred Stock

During year ended December 31, 2021, the Company filed a certificate of designations of Series F Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 1,000 shares of the Company’s shares of Preferred Stock as Series F Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value of $1.00 per share. 1,000 shares of Series F Preferred Stock were issued along with the Senior Secured Notes (Note 12)

The Series F Preferred Stock are ranked equally with the Series D Preferred Stock and the Series E Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock.

Each Holder of Series F Preferred Stock is entitled to vote on an as-converted basis, with the number of votes equal to the underlying Common Stock shares their Series F Preferred Stock would represent on the voting record date and shall otherwise have the same voting rights as Common Stock.

The Series F Preferred Stock does not have redemption rights.

The Series F Preferred Stockholders is entitled to receive dividends when declared by the Board. The Board did not declare dividends since the issuance of the Series F Preferred Shares.

The Company accounted for its Series F Preferred Stock as permanent equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The fair value of the Series F Preferred Stock issued was determined to be $32,229 by using fully-diluted method, which was allocated to par value of $Nil and additional paid-in capital of $32,229.

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock.

As at December 31, 2023 and 2022, no shares of Series F Preferred Stock are outstanding.

Series G Preferred Stock

On March 26, 2021, the Company filed a certificate of designations of Series G Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 3,000 shares of the Company’s shares of Preferred Stock as Series G Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value of $1,000 per share. On August 18, 2021, the Company filed an amendment of certificate of designations and changed the designed number of Series G Convertible Preferred Stock from 3,000 to 4,600.

The Series G are ranked equally with the Series D Preferred Stock and the Series E Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock.

Each Holder of Series G Preferred Stock is entitled to vote on an as-converted basis, with the number of votes equal to the underlying Common Stock shares their Series E Preferred Stock would represent on the voting record date and shall otherwise have the same voting rights as Common Stock.

The Series G Preferred Stock does not have redemption rights.

The Series G Preferred Stockholders is entitled to receive dividends when declared by the Board. The Board did not declare dividend since issuance of the Series G Preferred Shares.

During year ended December 31, 2021, the Company received $4,600,000 in subscriptions pursuant to the issuance of 4,600 of shares Series G Preferred Stock. The proceeds received was allocated into par value and additional paid-in capital of $5 and $4,599,995, respectively.

On November 2, 2021, all the 4,600 shares of Series G Preferred Stock were converted into 255,555,556 shares of the Company’s Common Stock with a conversion price of $0.018 (Note 8). Upon conversion, the amount previously allocated into Series G par value of $5 was reclassified from Series G Preferred Stock to Common Stock’s par value with an additional increase of $255,551 in Common Stock’s par value and a decrease of 250,956 in additional paid-in capital.

The Company accounted for its Series G Preferred Stock as permanent equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The embedded conversion feature of the preferred stock was evaluated under ASC 815, Derivatives and Hedging, and was separated from the host instrument. The original embedded conversion feature was recognized as a derivative liability, with changes in its fair value recorded in the consolidated statements of operations at each reporting period end. Upon the issuance of the Series G Preferred Stock, the Company recognized derivative liabilities of $354,000. Subsequent to the issuance date, the Company evaluated an amendment to the conversion rate and determined that the amended conversion feature did not result in the recognition of a new derivative liability or a significant modification requiring remeasurement under ASC 815. Upon conversion to common stock, the abovementioned derivative liabilities were derecognized during the year ended December 31, 2021.

At December 31, 2023 and 2022, no shares of Series G Preferred Stock were outstanding.

Series H Preferred Stock

On November 5, 2021, the Company filed a certificate of designations of Series H Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 39,895 shares of the Company’s shares of Preferred Stock as Series H Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series H Preferred Stock has a par value of $0.001 per share and a stated value of $1.00 per share.

Each Holder of Series H Preferred Stock is entitled to vote on an as-converted basis, with the number of votes equal to the underlying Common Stock shares their Series E Preferred Stock would represent on the voting record date and shall otherwise have the same voting rights as Common Stock.

The Series H Preferred Stock does not have redemption rights.

The Series H Preferred Stockholders are entitled to receive dividends when declared by the Board. The Board did not declare dividends since the issuance of the Series H Preferred Shares.

The Series H Preferred Stock allowed holders to convert into common stock by a conversion ratio of 1:1,000.

On November 11, 2021, pursuant to an exchange agreement that we entered into with the Investors, 39,895,000 shares of Common Stock held by the Investors were exchanged for 39,895 shares of Series H Preferred Stock and the Company cancelled the 39,895,000 shares of common stock. The Company valued the 39,895,000 shares and 39,895 shares of Series H Preferred Stock at $3,989,500. Upon exchange, $40 was reclassified from the amount previously allocated into Common Stock par value into Series H Preferred Stock’s par value with the remaining $39,855 reclassified into in additional paid-in capital.

At December 31, 2023 and 2022, 39,895 shares of Series H Preferred Stock remain outstanding.

Common Stock

No issuances of Common Stock occurred in 2023.

On October 25, 2022, we issued 4,000,216 shares of Common Stock to a Series 3 note holder in conversion of $80,004 of note principal and interest.

On August 14, 2021, our shareholders approved an increase in the authorized number of shares of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of December 31, 2023 and 2022, there were 1,603,095,243 shares outstanding, respectively.

Warrants

We issued warrants issued as loan incentives and valued the warrants on their respective grant dates using the Black-Scholes option pricing model. Warrant values per share ranged from $0.023 to $0.002. For the year ended December 31, 2023, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at December 31, 2022	234,423,017	$0.021	4.45	$3,966,694
Issued	20,000,000	0.020	6.03	87,675
Exercised	—	—	—	—
Expired	(500,000)	—	—	—
Outstanding and exercisable at December 31, 2023	253,923,017	$0.021	4.59	$3,963,981

For the year ended December 31, 2022, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at January 1, 2022	192,573,017	$0.020	4.37	$3,473,660

Issued	41,850,000	$0.024	4.83	513,700
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable at December 31, 2022	234,423,017	$0.021	4.45	$3,966,964

In determining the fair value of these equity-classified features, the Company considered the fact that its common stock is quoted on the OTC Expert Market, where trading volume is minimal and pricing is not reliably observable. Due to the absence of active market inputs, the Company determined that a quoted market price could not be used to value the conversion features.

Instead, the Company referred to the most recent observable transaction price from a private placement conducted in 2021, in which it issued 4,600 shares of Series G Preferred Stock for total proceeds of $4,600,000. On November 2, 2021, these preferred shares were converted into 255,555,556 shares of common stock, implying an effective per-share price of $0.018. The Company used this price as the best available input to support the fair value assessment.

Note 15 Discontinued Operations

In the fourth quarter of 2022, management determined that Sovryn’s television broadcast business was not an efficient use of resources in light of the Company’s strategic focus on developing and launching its core business, BCTV. As a result, management initiated a plan to exit the Sovryn business and reallocate resources toward BCTV, including repayment of senior debt associated with the acquisition and operation of Sovryn.

Accordingly, the operations of Sovryn have been classified as a discontinued operation in the accompanying consolidated financial statements for the years ended December 31, 2023 and 2022, in accordance with ASC 205-20.

On February 1, 2023, pursuant to an agreement with the lender of the Company’s senior secured notes, Sovryn was sold to the lender. The net assets of Sovryn at the time of disposition totalled $9,159,907, which was used to partially settle the principal balance of the senior secured notes, which totalled $16,500,000. The transaction was accounted for as a non-cash settlement.

Sovryn’s operating results prior to disposition, as well as any related expenses, were recorded as part of the net loss from discontinued operations and included in the consolidated statements of operations. The following is a summary of Sovryn for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022 (Restated) (Note 2)
Assets
Current assets	$—	$26,407
Accounts receivable, net	—	97,730
Prepaid expenses	—	2,194
Property, equipment and right-of-use assets	—	1,440,938
Intangible assets	—	10,159,063
Total Asset	—	11,726,332
Liabilities
Accounts payable and accrued liabilities	—	1,118,174
Lease liability obligations	—	1,464,728
Total Liabilities	—	2,582,902

Revenues	163,620	1,920,612
General and administrative expense	(9,170)	(572,534)
Television operation expense	—	(344,260)
Amortization expense	—	(323,474)
Professional fees	(163,473)	(1,178,043)
Finance costs	(686)	(175,696)
Gain on partial settlement of senior secured notes (Note 12)	9,159,907	—
Loss on disposition of subsidiary	(9,159,907)	—
Impairment loss on long-lived assets	—	(3,008,013)
Income tax expense	—	—
Loss from discontinued operations	$(9,709)	$(3,681,408)

Note 16 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	December 31,	December 31,
	2023	2022 (Restated) (Note 2)
Net loss for the year	$(5,301,298)	$(12,909,394)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(1,113,273)	$(2,710,973)
Effect of change in tax rates	—	—
Permanent differences	—	—
Valuation allowance	1,113,273	2,710,973
Income tax expense and income tax liability	$—	$—

As at December 31, 2023 and 2022 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2023	2022 (Restated) (Note 2)
Tax loss carried forward	$29,760,000	$24,450,000

Deferred tax assets	$1,113,273	$2,710,973
Valuation allowance	(1,113,273)	(2,710,973)
Deferred taxes recognized	$—	$—

We have incurred cumulative net losses in excess of $29 million since inception and we not previously filed U.S. corporate income tax returns. Management estimates that we have no income tax liability. Based on our lack of profitability, management has not recognized net deferred tax assets for past losses.

Note 17 Commitments

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

We do not have an employment agreement with our Chief Executive Officer.

Note 18 Subsequent Events

Subsequent to December 31, 2023, no repayments have been made for promissory notes, convertible notes, senior secured notes and associated interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements with our accountants on accounting and financial disclosure. Our independent registered public accounting firm since August 1, 2024, is SRCO Professional Corporation, Park Place Corporate Centre, 15 Wertheim Court, Suite 409, Richmond Hill, Ontario, Canada L4B 3H7.

From May 21, 2024 to date, our independent registered public accounting firm is SRCO Professional Corporation (“SRCO”). With respect to the fiscal years ended December 31, 2022 and December 31, 2023, respectively, and the subsequent interim period to date, there were no disagreements between SRCO and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SRCO, would have caused SRCO to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements for such years.

From March 27, 2022 to May 20, 2024, our independent registered public accounting firm was BF Borgers CPA PC, 5400 W Cedar Ave, Lakewood, CO 80226. Our Board of Directors dismissed BF Borgers CPA PC. During the fiscal years ended December 31, 2021 and December 31, 2022, respectively, and the subsequent interim period through September 30, 2023, there were no disagreements between BF Borgers CPA PC and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BF Borgers CPA PC, would have caused BF Borgers CPA PC to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements for such years.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

As of December 31, 2023, we did not have a written audit committee charter or similar document.

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

Item 11. Executive Compensation.

Madison has paid the following compensation to its named executive officers during its fiscal years ended December 31, 2023 and 2022.

summary compensation table

(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) Non- Equity Incentive Plan ($)	(h) Non-qualified Deferred Compensation Earnings ($)	(i) All other compensation ($)	(j) Total ($) (1)(2)
Philip A. Falcone, Former Chief Executive Officer	2023	nil	nil	nil	nil	nil	nil	nil	nil
	2022	nil	nil	nil	nil	nil	nil	nil	nil

Henry Turner, Former Chief Technology Officer and Former Chief Operating Officer	2023	95,192	nil	nil	nil	nil	nil	nil	95,192
	2022	98,077	nil	nil	nil	nil	nil	nil	98,077

Thomas Amon, Chief Executive Officer, Chief Financial Officer and Director	2023	nil	nil	nil	nil	nil	nil	nil	nil
	2022	nil	nil	nil	nil	nil	nil	nil	nil

(1)	On February 15, 2021, we entered into a Consultant Agreement with GreenRock LLC, to retain Mr. Falcone, its Managing Member, to serve as a consultant to us and advise on all matters typically considered and decided upon by executive management and our board of directors, and additionally to serve as Chairman of the Board of Directors and Chief Executive Officer. We compensated GreenRock LLC $35,000 and $925,972 for its services provided in 2023 and 2022, respectively.

We have structured our compensation with the following objectives in mind:

●	offer competitive compensation to attract and retain highly qualified leaders to guide and govern;
●	recognize the substantial investment of time and expertise necessary for the employees to discharge their duties; and
●	ensure that compensation is easy to understand and is regarded positively by our shareholders and employees.

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

Director Compensation for Fiscal Year Ended 2023

During the year ended December 31, 2023, our non-employee director, Warren Zenna, was not paid any compensation in connection with his services to the Board of Directors. For compensation paid to our other directors during the year ended December 31, 2023, see the Summary Compensation table in this Item 11 above.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

The following table sets forth, as of August 21, 2025, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock within sixty (60) days of August 21, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series B Preferred Stock and Series E-1 Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock that such holder or holders have the right to acquire within sixty (60) days of August 21, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The inclusion herein of any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o Madison Technologies Inc., 2500 Westchester Avenue, Suite 401, Purchase, New York 10577.

Shares Beneficially Owned
	Common Stock			Series B Preferred Stock		Series E-1 Preferred Stock		% Total Voting
Name of Beneficial Owner	Shares		%(1)	Shares	%(2)	Shares	%(3)	Power(4)
5% Stockholders:
Arena Investors, LP (5)	2,347,661,906	(3)	85.2%	100	100%	1,152,500	100%	90.2%
Directors and Executive Officers:
Thomas Amon, Chief Executive Officer, Chief Financial Officer and Sole Director(6)	—		—	—	—	—	—
Philip Falcone, Former Chief Executive Officer and Former Director(7)	—		—	—	—	—	—	—
Henry Turner, Former Chief Technology Officer and Former Chief Operating Officer(8)	—		—	—	—	—	—	—
Jeffrey Canouse, Former Chief Compliance Officer	7,677,000		*	—	—	—	—	*
Directors and Executive Officers as a Group (4 persons)			*	—		—	—	*

*	Less than 1%

(1) Based on 1,603,095,243 shares of Common Stock issued and outstanding as of August 21, 2025.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, pursuant to which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, Sovryn entered into a consulting agreement with GreenRock LLC to provide us with chief executive officer services. In the years ended December 31, 2022 and 2021, we paid GreenRock LLC $35,000 and $420,000 in fees, respectively. Mr. Falcone is the managing member of GreenRock LLC and is our former Chief Executive Officer. We paid GreenRock LLC bonuses of $Nil and $505,972 for the years ended December 31, 2023 and 2022.

Apart from the above, since the beginning of the year ended December 31, 2023, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year-end for the last three completed fiscal years.

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

December 31, 2023 - $0 – SRCO

December 31, 2022 - $0 – SRCO

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

December 31, 2023 and December 31, 2022 - $Nil – SRCO

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

December 31, 2023 and December 31, 2022 - $Nil – SRCO

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) of this Item 14 was:

December 31, 2023 and December 31, 2022 - $Nil – SRCO

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

Exhibit	Description

3.1(i)(a)	Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form 10-SB, filed by the Company with the SEC on May 4, 2005 and incorporated herein by reference).

3.1(i)(b)	Certificate of Amendment to the Articles of Incorporation, dated May 28, 2004 (filed as Exhibit 3.1 to the Registration Statement on Form 10-SB, filed by the Company with the SEC on May 4, 2005 and incorporated herein by reference).

3.1(i)(c)	Certificate of Amendment to the Articles of Incorporation, dated June 14, 2004 (filed as Exhibit 3.1 to the Registration Statement on Form 10-SB, filed by the Company with the SEC on May 4, 2005 and incorporated herein by reference).

3.1(i)(d)	Certificate of Amendment to the Articles of Incorporation, dated March 9, 2015 (filed as Exhibit 3.3 to the Current Report on Form 8-K, filed by the Company with the SEC on March 11, 2015 and incorporated herein by reference).

3.1(i)(e)	Certificate of Amendment to the Articles of Incorporation, dated July 28, 2020 (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company with the SEC on August 7, 2020 and incorporated herein by reference).

3.1(i)(f)	Certificate of Amendment to the Articles of Incorporation, dated September 16, 2021 (filed as Exhibit 3.1(i)(f) to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

3.1(i)(g)	Certificate of Designation for the Series A 3% Convertible Preferred Stock, dated July 28, 2020 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company with the SEC on August 7, 2020 and incorporated herein by reference).

3.1(i)(h)	Certificate of Designation for the Series B Super Voting Preferred Stock, dated July 28, 2020 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company with the SEC Commission on August 7, 2020 and incorporated herein by reference).

3.1(i)(i)	Certificate of Designation for the Series C 2% Convertible Preferred Stock, dated February 11, 2021 (filed as Exhibit 3.7 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(j)	Certificate of Designation for the Series D Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.8 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(k)	Certificate of Designation for the Series E Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.9 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(l)	Certificate of Amendment to the Certificate of Designation for the Series E Convertible Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.13 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(m)	Certificate of Designation for the Series E-1 Convertible Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.17 to Amendment No. 1 to Registration Statement filed by the Company with the SEC on October 8, 2021 and incorporated herein by reference).

3.1(i)(n)	Certificate of Designation for the Series F Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.1 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(o)	Certificate of Amendment to the Certificate of Designation for the Series F Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.14 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(p)	Certificate of Designation for the Series G Convertible Preferred Stock, dated March 26, 2021 (filed as Exhibit 3.11 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

3.1(i)(q)	Certificate of Amendment to the Certificate of Designation for the Series G Convertible Preferred Stock, dated August 19, 2021 (filed as Exhibit 3.12 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(r)	Certificate of Amendment to the Certificate of Designation for the Series G Convertible Preferred Stock, dated September 16, 2021 (filed as Exhibit 3.15 to the Registration Statement filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

3.1(i)(s)	Certificate of Designation for the Series H Convertible Preferred Stock, dated November 9, 2021(filed as Exhibit 3.1(i)(s) to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

3.1(ii)	Amended and Restated By-Laws (filed as Exhibit 3.1(ii) to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

4.1	Form of Original Issue Discount Senior Secured Convertible Promissory Note issued in the February 2021 Private Placement (filed as Exhibit 4.1 to the Annual Report on Form 10-K, filed by the Company with the SEC on August 26, 2022 and incorporated herein by reference).

4.2	Form of Warrant issued in the February 2021 Private Placement (filed as Exhibit 4.2 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

4.3	12% Subordinated Note, dated December 28, 2021, in favor of Z4 Mgmt., LLC (filed as Exhibit 4.3 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference.

4.4	Form of February 2022 Warrant (filed as Exhibit 4.4 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

4.5	Form of February 2022 Convertible Promissory Note (filed as Exhibit 4.5 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

4.6	Warrant, dated March 1, 2022, issued to Warren Zenna (filed as Exhibit 4.6 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

4.7	Description of Registrant’s Securities (filed as Exhibit 4.7 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.1	Acquisition Agreement, dated July 17, 2020, by and among Madison Technologies Inc. and Luxurie Legs, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on July 17, 2020 and incorporated herein by reference).

10.2	Acquisition Agreement dated September 25, 2020, by and among Madison Technologies Inc. and Posto Del Sole, Inc. (filed as Exhibit 10.17 to Amendment No. 1 to Registration Statement filed by the Company with the SEC on December 7, 2020, and incorporated herein by reference).

10.3	Share Exchange Agreement dated February 16, 2021, by and among Madison Technologies Inc., SovRyn Holdings, Inc and the shareholders of SovRyn Holdings, Inc (filed as Exhibit 2.3 to the Annual Report on Form 10-K/A, filed by the Company with the SEC on June 23, 2021 and incorporated herein by reference).

10.4	Asset Purchase Agreement, dated February 17, 2021, by and between SovRyn Holdings, Inc, NJR TV III CA OPCO, LLC and NRJ TV III CA LICENSE CO., LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on April 23, 2021 and incorporated herein by reference).

10.5	Asset Purchase Agreement, dated March 14, 2021 by and between SovRyn Holdings, Inc and Abraham Telecasting Company LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on June 16, 2021 and incorporated herein by reference).

10.6	Asset Purchase Agreement, dated March 29, 2021 by and between SovRyn Holdings, Inc and Seattle 6 Broadcasting Company LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on June 16, 2021 and incorporated herein by reference).

10.7	Asset Purchase Agreement, dated June 9, 2021 by and between SovRyn Holdings, Inc and Local Media TV Chicago LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2021 and incorporated herein by reference).

10.8	Asset Purchase Agreement, dated July 13, 2021 by and between SovRyn Holdings, Inc and Lotus TV of Phoenix LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on July 21, 2021 and incorporated herein by reference).

10.9	Asset Purchase Agreement, dated August 31, 2021 by and between SovRyn Holdings, Inc and D; Amico Brothers Broadcasting Corp (filed as Exhibit 2.10 to the Registration Statement on Form S-1/A, filed by the Company with the SEC on October 8, 2021 and incorporated herein by reference).

10.10	Product License Agreement, dated September 16, 2016 between Tuffy Packs, LLC and Madison Technologies Inc. (filed as Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company with the SEC on September 19, 2016 and incorporated herein by reference).

10.11	Share Assignment Agreement, dated July 20, 2021 between Jeffrey Canouse and Joseph Gallo (filed as Exhibit 10.1 to the Annual Report on Form 10-K, filed by the Company with the SEC on April 15, 2021 and incorporated herein by reference).

10.12	Series E Exchange Agreement, dated September 16, 2021, by and between Madison Technologies Inc. and the investors signatory thereto (filed as Exhibit 10.11 to the Registration Statement on Form S-1, filed by the Company with the SEC on September 28, 2021 and incorporated herein by reference).

10.13	Stock Acquisition Agreement, dated October 20, 2021 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company with the SEC on October 20, 2021 and incorporated herein by reference).

10.14	Series H Exchange Agreement, dated November 8, 2021, by and between Madison Technologies Inc. and the investors signatory thereto (filed as Exhibit 10.14 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.15	Form of February 2022 Securities Purchase Agreement, by and between Madison Technologies Inc. and the purchasers thereto (filed as Exhibit 10.14 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.16	Second Amendment to Stock Acquisition Agreement, dated May 23, 2022, by and among Madison Technologies Inc., Top Dog Productions, Inc., Jay Blumenfield, and Anthony Marsh (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company with the SEC on May 24, 2022 and incorporated herein by reference).

10.17	Amended and Restated Secured Loan and Security Agreement, dated May 23, 2022, by and between Madison Technologies Inc. and Top Dog Productions, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company with the SEC on May 24, 2022 and incorporated herein by reference).

10.18	Consultant Agreement, by and between Madison Technologies Inc. and GreenRock LLC, dated January 1, 2022 (filed as Exhibit 10.18 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.19	Consulting Proposal Agreement, by and between SovRyn Holdings, Inc and Zenna Consulting Group, dated March 3, 2021 (filed as Exhibit 10.19 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.20	Partial Strict Forbearance Agreement, dated February 1, 2023 (filed as Exhibit 10.20 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.21	Restructuring Agreement, dated February 1, 2023, by and between Madison Technologies Inc., SovRyn Holdings, Inc, Secured Partners and Arena Investors, LP (filed as Exhibit 10.21 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.22	Local Marketing Agreement, dated February 1, 2023, by and between SovRyn Holdings, Inc and Station Break Operating, LLC (filed as Exhibit 10.22 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.23	Security Agreement, dated February 17, 2021, by and between Madison Technologies Inc., its subsidiaries, certain secured parties and Arena Investors, LP (filed as Exhibit 10.23 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.24	Limited Guaranty Agreement, dated February 17, 2021, by and among Phillip Falcone, Kenneth Orr, FFO 1 2021 Irrevocable Trust, FFO 2 2021 Irrevocable Trust and KORR Value, LP in favor of Arena Investors, LP (filed as Exhibit 10.24 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.25	Limited Guarantor Pledge Agreement, dated February 17, 2021, by and among Phillip Falcone, FFO 1 2021 Irrevocable Trust, FFO 2 2021 Irrevocable Trust and KORR Value, LP in favor of Arena Investors, LP (filed as Exhibit 10.25 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.26	First Amendment to Limited Guarantor Pledge Agreement, dated September 24, 2021, by and among Phillip Falcone, FFO 1 2021 Irrevocable Trust, FFO 2 2021 Irrevocable Trust, KORR Value, LP and Arena Investors, LP (filed as Exhibit 10.26 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

10.27	Guaranty Agreement, dated February 17, 2021, by and among SovRyn Holdings, Inc, Arena Special Opportunities Fund, LP and Arena Special Opportunities Partners I, LP (filed as Exhibit 10.27 to the Annual Report on Form 10-K, filed by the Company with the SEC on January 25, 2024 and incorporated herein by reference).

14.1	Code of Ethics (filed as Exhibit 14 to the Annual Report on Form 10-K, filed by the Company with the SEC on March 31, 2010 and incorporated herein by reference).

16.1	Letter from K. R. Margetson Ltd., dated April 29, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company with the SEC on September 15, 2021 and incorporated herein by reference).

21.1*	List of Subsidiaries.

31.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Cover Page Data (formatted as inline XBRL and contained in Exhibit 101)

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

Madison Technologies Inc.

Date: August 22, 2025	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated.

Date: August 22, 2025	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer, Chief Financial Officer, and Sole Director (Principal Executive Officer and Principal Financial Officer)