Form 10-K
period 2024-12-31
Madison Technologies Inc.
filed 2025-10-30
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $1,064,559, based on 626,211,114 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding and held by non-affiliates on such date and a closing price of our Common Stock equal to $0.0017 per share on such date. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily conclusive.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

The registrant had 1,603,095,243 shares of Common Stock outstanding as of October 27, 2025.

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

Recent Developments

On February 17, 2021, we entered into a securities purchase agreement with funds affiliated with Arena Investors, LP (collectively, the “Investors”) pursuant to which we issued convertible notes in an aggregate principal amount of $16.5 million for an aggregate purchase price of $15 million (collectively, the “Notes”). We used proceeds from the Notes to enable our wholly owned subsidiary, SovRyn Holdings Inc. (“Sovryn”), to acquire KNET and KNLA, Class A television stations in Los Angeles, California, KVVV, a low power television station in Houston, Texas, and KYMU-LD, a low power television station in Seattle, Washington. The Notes accrued interest at a rate of 11% per annum, subject to increase to 20% per annum upon and during the occurrence of an event of default. We did not make the $0.4 million interest payments on the Notes that were due on April 1, 2022, July 1, 2022, October 1, 2022, and December 31, 2022, and accrued default interest accordingly. The Notes were secured by a blanket lien on all of the Company’s assets and the shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) and the Company’s preferred stock, par value $0.001 per share (collectively, the “Pledged Assets”), held by Philip Falcone, FFO 1 2021 Irrevocable Trust (“FFO1”), FFO 2 2021 Irrevocable Trust (“FFO2”) and Korr Value LP (collectively, the “Pledgors”), which shares the Investors had been granted the right to vote in the event of default.

On February 1, 2023, pursuant to an agreement with the Investors, Sovryn was sold to the lender. The net assets of Sovryn at the time of disposition totalled $9,159,907, which was used to partially settle the principal balance of the senior secured notes, which totalled $16,500,000. The transaction was accounted for as a non-cash settlement.

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

Since October 2023, and as a result of the Change of Control, we have had minimal operations and nominal assets consisting almost entirely of cash. However, in December 2023, we held discussions with the head of content production of BCTV regarding initial plans to continue the Company’s business plans described above as intended prior to the Change of Control. However, we cannot make any guarantee as of the date of the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Annual Report”) as to the timing and success of these plans, business relationships or reaching any self-imposed expectations, or that we will ultimately continue the Company’s business as so described. See “Cautionary Note Regarding Future Looking Statements”.

Discontinued Operations

On February 1, 2023, we entered into a Partial Strict Foreclosure Agreement with the Investors, pursuant to which we transferred ownership of our Federal Communications Commission (“FCC”) licenses and other broadcast television assets associated with the broadcast television business of Sovryn, then our subsidiary, to a third-party entity controlled by the Investors (the “Partial Foreclosure Agreement”). As a result, the revenues, expenses, assets and liabilities of Sovryn ceased as of January 31, 2023 and were deemed discontinued operations for the years ended December 31, 2023.

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

We have incurred net losses of $2.9 million and $5.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had accumulated deficit of $20.5 million.

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

In addition to the defaults described above, as of the date of this Annual Report, and since the last day of the year ended December 31, 2023, we are in default under a certain loans payable for failure to pay principal and accrued interest on such loans, with an aggregate of approximately $4.6 million and $4.1 million of principal, accrued interest and late fees, as of such date and as of December 31, 2022, respectively. We have not yet made principal and interest payments on such notes when due and as a result, under terms of the notes, the default rate is as much as 22% per annum. As a result of the Change of Control, we intend to strategize with the holders of such notes to extend, modify or otherwise revisit the terms of such indebtedness in order to resolve such outstanding defaults.

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

On February 17, 2024, Agile Capital Funding LLC filed a Confession of Judgment executed by Philip Falcone with the Supreme Court of the State of New York, County of New York. The filing stated that Sovryn Holdings Inc. and Madison Technologies Inc. owe Agile an amount of approximately $190,444 as of February 17, 2024, representing funds received on January 30, 2023, net of repayments, together with accrued interest and collection fees.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock was quoted on the Pink Open Market maintained by the OTC Markets Group Inc. (the “OTC”) under the symbol “MDEX” from April 26, 2006 to July 14, 2023 and is now quoted on the Expert Market operated by the OTC since July 17, 2023. Quotations of Expert Market securities are restricted from public viewing. It is our objective that the Common Stock once again be quoted on the Pink Open Market, but there is no assurance that we will be successful in such regard. The following table lists the high and low prices of our Common Stock for each of our fiscal quarters for the last two fiscal years and for the interim periods ended September 30, 2025. The price information was obtained from the OTC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High and Low Prices of the Common Stock For the Period Ended	High	Low	Source
September 30, 2025	$0.0002	$0.0002	OTC Markets Group Inc.
June 30, 2025	$0.0002	$0.0002	OTC Markets Group Inc.
March 31, 2025	$0.0002	$0.0002	OTC Markets Group Inc.
December 31, 2024	$0.0003	$0.0003	OTC Markets Group Inc.
September 30, 2024	$0.0003	$0.0003	OTC Markets Group Inc.
June 30, 2024	$0.0020	$0.0002	OTC Markets Group Inc.
March 31, 2024	$0.0001	$0.0001	OTC Markets Group Inc.
December 31, 2023	$0.0003	$0.0001	OTC Markets Group Inc.
September 30, 2023	$0.0017	$0.0020	OTC Markets Group Inc.
June 30, 2023	$0.0042	$0.0012	OTC Markets Group Inc.
March 31, 2023	$0.0174	$0.0016	OTC Markets Group Inc.
December 31, 2022	$0.0310	$0.0030	OTC Markets Group Inc.
September 30, 2022	$0.1100	$0.0000	OTC Markets Group Inc.
June 30, 2022	$0.2180	$0.0670	OTC Markets Group Inc.
March 31, 2022	$0.2500	$0.0500	OTC Markets Group Inc.

(b) Holders of Record

We have approximately 52 holders of record of our Common Stock as of December 31, 2024, according to a shareholders list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of Common Stock held in street name. The transfer agent for our Common Stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119 and its telephone number is (800) 785-7782.

(c) Dividends

We have declared no dividends on our Common Stock, and we are not subject to any restrictions that limit our ability to pay dividends on our shares of Common Stock. Dividends are declared at the sole discretion of our Board of Directors and we do not plan to pay dividends in the future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, we have not adopted an equity compensation plan.

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

RESULTS OF OPERATIONS

Our consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of stock or debt securities and further implement our business plan.

Years Ended December 31, 2024 and December 31, 2023

General and administrative expenses

General and administrative expenses decreased to $54,063 for the year ended December 31, 2024, from $426,757 for the year ended December 31, 2023. The decrease was primarily because of the expenses necessary to process our SEC filings and transfer Sovryn to the Investors.

Professional Fees

Professional fees increased to $248,101 for the year ended December 31, 2024, from $140,434 for the year ended December 31, 2023. The increase was primarily because of the professional fees necessary to prepare and audit our financial statements, file our Annual Report on Form 10-K and the expenses for the transfer of Sovryn to the Investors that resulted in a $9,159,907 reduction in principal on the senior secured notes on February 1, 2023.

Amortization expense and interest expense

Total amortization expense and interest expense decreased to $2,498,385 for the year ended December 31, 2024, from $4,724,398for the year ended December 31, 2023. Amortization expense is derived from discounts recognized when we issued debt and then amortized the discount over the terms of the debt. Most of our debt matured in 2023 and the discounts were fully amortized in 2023. In 2024, we amortized all the remaining debt discounts.

Discontinued Operations

Our loss from discontinued operations was $Nil for the year ended December 31, 2024 as compared to a loss of $9,709 for the year ended December 31, 2023. Effective February 1, 2023, we entered into an agreement with a lender in which we exchanged our ownership of the assets associated with Sovryn’s broadcast television business in exchange for a $9,159,907 reduction in our obligation for the senior secured notes. As a result, the revenues, expenses, assets and liabilities of Sovryn are included as discontinued operations for the year ended December 31, 2023. The 2023 loss resulted from Sovryn’s operations for the month of January 2023.

Net Loss

Net loss decreased to $2,800,549 for the year ended December 31, 2024, from $5,301,298 for the year ended December 31, 2023. The decrease was primarily the result of decreases in amortized interest expense and general and administrative expenses. The net loss from continuing operations per basic and diluted share was $0.0017 and $0.0033, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 for the respective periods. The net loss from discontinued operations per basic and diluted share was $0.0000 and $0.0000, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 for the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at December 31, 2024, we had $Nil in cash and a $20,386,295 working capital deficit, compared to cash of $Nil and working capital deficit of $17,585,746 as at December 31, 2023. The increase in the working capital deficit primarily resulted from the transfer of all Sovryn assets on February 1, 2023 according to the Partial Foreclosure Agreement with the lenders (Investors).

We will require additional capital to meet our long- and short-term operating requirements. For the year ended December 31, 2024, our principal source of liquidity was our cash that we obtained from funds provided by the Investors. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Continuing Operating Activities

We used $394,617 in cash from continuing operating activities for the year ended December 31 2024, compared to cash used of $323,288 from continuing operating activities during the year ended December 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $394,617 during the year ended December 31, 2024, compared to $363,710 of cash provided by financing activities during the year ended December 31, 2023.

Net Cash from Discontinued Operations

For the year ended December 31, 2024, we used $Nil of cash in discontinued operating activities. For the year ended December 31, 2023, we used $40,422 of cash in discontinued operating activities which ceased on February 1, 2023, The decrease resulted from the transfer of our ownership of Sovryn on February 1, 2023 according to the Partial Foreclosure Agreement with the Investors.

Discontinued Operations

In the fourth quarter of 2022, management at that time determined that Sovryn’s television broadcast business was not an efficient use of our resources to develop and launch BCTV, our core business, and sought to exit Sovryn’s business and reduce Madison’s senior debt it incurred in connection with acquiring Sovryn’s assets and creating its business. As a result, Sovryn is recognized as a discontinued operation in the accompanying consolidated financial statements for the year ended December 31, 2023. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. The following is a summary of Sovryn for the years ended December 31, 2024 and 2023:

	2024	2023
Assets
Current assets	$—	$—
Property, equipment and right-of-use assets	—	—
Intangible assets	—	—
Total assets	—	—
Liabilities
Accounts payable and accrued liabilities	—	—
Lease liability obligations	—	—
Total liabilities	—	—

Revenues	—	163,620
General and administrative expense	—	(9,170)
Television operation expense	—	—
Amortization expense	—	—
Professional fees	—	(163,473)
Finance costs	—	(686)
Gain on partial settlement of senior secured notes	—	9,159,907
Loss on disposition of subsidiary	—	(9,159,907)
Impairment loss	—	—

Loss from discontinued operations	$—	$(9,709)

Purchase of Significant Equipment

As of December 31, 2024, we had no intention to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at December 31, 2024.

Going Concern

The independent auditors’ reports accompanying our December 31, 2024 and 2023 financial statements in this Annual Report contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Transactions with Related Parties

Effective January 1, 2022, we entered into a management consulting agreement with GreenRock LLC, a company controlled by Mr. Falcone, for a period of one year ending December 31, 2022, pursuant to which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as our chief executive officer. In February 2021, Sovryn entered into a consulting agreement with GreenRock LLC to provide us with chief executive officer services. The agreements expired on December 31, 2022 and were not renewed. In the year ended December 31, 2024 and 2023, we incurred fees to GreenRock LLC $Nil and $70,000 respectively.

On February 1, 2023, we entered into the Partial Foreclosure Agreement with the Investors pursuant to which we transferred ownership of our Federal Communications Commission (“FCC”) licenses and other broadcast television assets to a third-party entity controlled by the Investors. In consideration therefore, the Investors agreed to reduce the indebtedness under the Notes by $9,159,907. On September 21, 2023, the Agent for the Investors delivered to us a notice that the Agent has exercised the Investors’ rights to vote the Pledged Interests, including the 100 shares of our Series B Preferred Stock, and to exercise the Investors’ rights, powers and privileges to pass certain resolutions and to amend our bylaws then in effect to, among other things, (i) remove the Board of Directors and all Company officers, and (ii) reduce the number of the Board of Directors from three directors to one director. As a result of the Agent sending such notice and exercising its rights to vote the Pledged Interests, the Change of Control occurred.

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

Critical Accounting Policies

We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in Note 3 of the Notes to the consolidated financial statements included in this Annual Report. Certain of the policies require management to make significant and subjective estimates or assumptions that may deviate from actual results. In particular, management makes estimates regarding promissory notes, convertible notes and senior secured notes due to use of discount rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

MADISON TECHNOLOGIES INC.

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Madison Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Technologies Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, mezzanine equity and stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2024 Richmond Hill, Canada October 29, 2025	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

MADISON TECHNOLOGIES INC.

CONSOLIDATED Balance Sheets

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Assets from discontinued operations (Note 10)	$—	$—
Prepaid expense	130,568	—
Total Current Assets	—	—
Total Assets	$130,568	$—

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$2,772,924	$1,838,691
Loan from a principal shareholder (Note 8)	394,617	—
Promissory notes (Note 5)	1,064,834	1,064,834
Convertible notes (Note 6)	2,545,500	2,531,197
Interest payable on senior secured notes (Note 7)	6,398,894	4,926,854
Senior secured notes (Note 7)	7,340,093	7,224,170
Liabilities from discontinued operations (Note 10)	—	—
Total liabilities	20,516,862	17,585,746

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, Nil shares issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, Nil issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, Nil issued and outstanding, December 31, 2024 and 2023, respectively; (Note 9)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, December 31, 2023 and 2022, respectively (Note 9)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, Nil issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, Nil issued and outstanding, December 31, 2024 and 2023, respectively (Note 9);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,603,095,243 shares issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	1,603,095	1,603,095
Additional Paid in Capital (Note 9)	9,667,389	9,667,389
Accumulated deficit	(31,658,127)	(28,857,578)
Total stockholders’ deficiency	(20,386,294)	(17,585,746)
Total liabilities, mezzanine equity and stockholders’ deficiency	$130,568	$—

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS of Operations

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Revenues	$—	$—
Operating Expenses
General and administrative	54,063	426,757
Professional fees	248,101	140,434

Total operating expenses	302,164	567,191

Loss before other expense	(302,164)	(567,191)

Other income (expense)
Amortized expense (Notes 5, 6 and 7)	(130,226)	(2,305,160)
Interest expense (Notes 5, 6 and 7)	(2,368,159)	(2,419,238)
Total non-operating expense	(2,498,385)	(4,724,398)

Loss from continuing operations before income taxes	(2,800,549)	(5,291,589)
Income tax expense (Note 11)	—	—
Net loss from continuing operations	$(2,800,549)	$(5,291,589)
Net loss from discontinued operations (Note 10)	—	(9,709)
Net loss	$(2,800,549)	$(5,301,298)

Loss from continuing operations per share, basic and diluted	$(0.0017)	$(0.0033)
Loss from discontinued operations per share, basic and diluted	$(0.0000)	$(0.0000)
Weighted average basic and diluted shares outstanding	1,603,095,243	1,603,095,243

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED Statements of MEZZANINE EQUITY AND stockholders’ DEFICIENCY

For the Years Ended December 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2023	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(28,857,578)	(17,585,746)
Net loss for the year	—	—	—	—	—	—	—	(2,800,549)	(2,800,549)
Balance, December 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(31,658,127)	(20,386,295)

Balance, December 31, 2022	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,579,714	(23,556,280)	(12,372,123)
Issuance of equity classified warrants (Note 6)	—	—	—	—	—	—	87,675	—	87,675
Net loss for the year	—	—	—	—	—	—	—	(5,301,298)	(5,301,298)
Balance, December 31, 2023	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(28,857,578)	(17,585,746)

See the accompanying Notes to the Consolidated Financial Statements.

MADISON TECHNOLOGIES INC.

consolidated Statements of cash flows

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the	For the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities:
Net loss from continuing operations for the period	$(2,800,549)	$(5,291,589)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized expenses (Notes 5, 6 and 7)	130,226	2,305,160
Changes in non-cash working capital items:
Prepaid expenses	(130,568)	12,721
Accounts payable and accrued liabilities	934,233	1,026,814
Interest payable on senior secured notes	1,472,040	1,623,606
Net cash used in operating activities	(394,617)	(323,288)
Net cash used in discontinued operating activities	—	(40,422)

Cash flows from investing activities	—	—
Net cash provided by (used in) provided by discontinued operation	—	—

Cash flows from financing activities:
Proceeds from convertible and promissory notes (Note 5 and 6)	—	363,710
Loan from a principal shareholder	394,617	—
Net cash provided by financing activities	394,617	363,710
Net cash provided by discontinued financing activities	—	—

Net decrease in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

SUPPLEMENTAL DISCLOSURE
Interest paid	$—	$—
Taxes paid	$—	$—

The following transactions did not involve cash:

During the year ended December 31, 2023, senior secured notes principal balance of $9,159,907 was settled upon disposition of Sovryn to lender. (Note 10) (2024 - $Nil)

See the accompanying Notes to the Consolidated Financial Statements

MADISON TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Note 2 Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2024, we generated no revenues from continuing operations, incurred a net loss of $2,800,549 [2023 - $5,291,589] and had a working capital deficit and an accumulated deficit of $20,386,295 and $31,658,127, respectively [2023 - $17,585,746 and $28,857,578, respectively]. It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of these consolidated financial statements. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt and further implement our business plan. However, the Company may not be able to secure such financing in a timely manner or on favourable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements include the accounts of our current and former wholly owned subsidiaries, Blockchain.tv, Inc. and SovRryn Holdings Inc (“Sovryn”) Sovryn is consolidated up until December 31, 2023. All the intercompany balances and transactions have been eliminated in the consolidation.

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

Significant accounts that require estimates include promissory notes, convertible notes and senior secured notes due to the use of discount rates.

●	Fair value of equity classified conversion feature and warrants

In determining the fair values of the equity classified conversion feature and warrants pursuant to debt financing transactions, the Company applies a market-based valuation technique using the most recent private placement price as a proxy for fair value. This valuation approach is considered a Level 3 fair value measurement within the fair value hierarchy due to the use of unobservable inputs.

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

Fair value estimates presented herein are based on market assumptions and information available to management as of the reporting date. The carrying amounts of certain financial instruments approximate their fair values due to their short-term maturities or because their stated interest rates approximate market rates. These instruments include accounts payable and accrued expenses, interest payable on senior secured notes, promissory notes, convertible notes and senior secured notes.

Convertible notes and other debt instruments

In connection with the issuance of promissory and convertible notes, in certain instances we issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase shares of our Common Stock at a specified fixed exercise price at any time within a time period specified within each Warrant. We evaluated the embedded conversion feature, if any, and the warrants and concluded that they qualified as equity instruments under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and ASC 815-40, Contracts in Entity’s Own Equity. The fair value of the Warrants were separated from the promissory and convertible notes and accounted for as a reduction of the carrying amount of the note with an increase to additional paid-in capital.

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

Series A and C Convertible Preferred Stock

The Series A and C convertible preferred stock (“Series A Preferred Stock” and “Series C Preferred Stock”) were accounted for as mezzanine equity.

Loss per share

Net Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share.

Basic loss per share from continuing operation of common stock is computed by dividing net loss $2,800,549 [2023 - $5,291,588] from continuing operation by the weighted average number of shares of common stock 1,603,095,243 [2023 - $1,603,095,243], outstanding during the period.

Basic loss per share from discontinuing operation of common stock is computed by dividing net loss from discontinuing operation by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share from continuing operation of common stock is computed similarly to basic loss per share from continuing operations except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.

Diluted loss per share from discontinuing operation of common stock is computed similarly to basic loss per share from discontinuing operations except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.

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

Note 4 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2024 and December 31, 2023 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	2024	2023
Accounts payable	$484,193	$446,077
Accrued expenses	264,922	293,209
Accrued interest	2,023,809	1,099,405

Total	$2,772,924	$1,838,691

Note 5 Promissory Notes

During the years ended December 31, 2021, 2022 and 2023, the Company issued several promissory notes with warrants. The Company evaluated the warrants and concluded that those warrants qualified as equity instruments under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and ASC 815-40, Contracts in Entity’s Own Equity.

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

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $135,372 and $135,002, respectively, in the consolidated statements of operations. As of December 31, 2024 and 2023, $500,000 in principal was outstanding.

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

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $41,358 and $41,246, respectively, in the consolidated statements of operations.

As of December 31, 2024 and 2023, $165,000 in principal was outstanding.

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

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $37,603 and $37,500, respectively, in the consolidated statements of operations.

As of December 31, 2024 and 2023, $165,000 in principal was outstanding.

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

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $25,067 and $25,000, respectively, in the consolidated statements of operations. As of December 31, 2024 and 2023, $125,000 in principal was outstanding.

Promissory notes issued during year ended December 31, 2023

In February 2023, the Company issued a promissory note $44,950 to a third party that is non-interest bearing, unsecured and repayable on demand.

On February 3, 2023, the Company entered into a securities purchase agreement with a lender pursuant to which the Company borrowed $88,760 and issued a promissory note that accrues interest a 12% per annum and is repayable in 10 monthly instalments starting March 15, 2023. As of December 31, 2023, the outstanding balance was $79,884, which was in default for failure to make required payments. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 22%.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $27,235 and $8,745, respectively, in the consolidated statements of operations.

Note 6 Convertible Notes

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

Our convertible notes payable, all of which are liabilities as of the years ended December 31, 2024 and 2023, are as follows:

	December 31, 2024	December 31, 2023

Series 1	$1,050,000	$1,050,000

Series 2	470,000	470,000

Series 3	208,000	208,000

Series 4	220,000	220,000

Series 5	542,500	542,500

Series 6	55,000	55,000
Principal outstanding total	2,545,500	2,545,500
Less discount	—	14,303

Principal outstanding, net	$2,545,500	$2,0531,197

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

For the years ended December 31, 2024, and 2023, the Company recorded interest expense of $171,476 and $171,006 respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2024, and 2023, the Company recorded interest expense of $18,049 and $18,000 respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $67,686 and $67,501 respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $11,538 and $86,137, respectively, in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $36,837 and $18,372, respectively, in the consolidated statements of operations.

Series 2-5

On January 10, 2023, the Company issued a convertible note with a principal amount and cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024. The note is in default.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $36,837 and $13,924, respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $2,149 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $31,062 and $30,635 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $4,097 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $45,841 and $42,235 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $28,042 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $37,500 and $29,111 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $32,236 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $37,500 and $29,111 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $21,032 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $28,134 and $21,839 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $28,042 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $36,672 and $28,286 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $25,425 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $29,778 and $29,611 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $2,765 and $87,420, respectively, in the consolidated statements of operations. The discount was fully amortized at December 31, 2024.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $73,680 and $26,399 in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $6,823 and $2,190, respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $Nil and $3,605 in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recorded interest expense of $6,619 and $6,601 in the consolidated statements of operations.

Note 7 Senior Secured Notes

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

In connection with the issuance of the Notes, the Company also issued 192,073,016 number of common share purchase warrants (the "Warrants") and 1,000 Preferred Series F Shares to the investors (Note 10).

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

The Company evaluated the conversion feature and warrants in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Initially, the conversion features and warrants were determined to be derivative liabilities. However, as the Company’s common stock is quoted on the OTC Expert Market, which lacks sufficient trading volume and transparency, management determined that reliable market inputs necessary to support a fair value measurement were not available. As a result, the fair value of the embedded conversion features was assessed to be nil. The fair values of the warrants of $3,464,529 were separated from the note and accounted for as a reduction of the carrying amount of the note with a recognition of derivative liabilities).

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

On February 1, 2023, pursuant to an agreement with the lender of the Company’s senior secured notes, Sovryn was sold to the lender. The net assets of Sovryn at the time of disposition totalled $9,159,907, which was used to partially settle the principal balance of the senior secured notes, which totalled $16,500,000. The transaction was accounted for as a non-cash settlement. (Note 11)

Total
$
Face value of senior secured notes issued	16,500,000
Debt discount	(4,996,758)
Day 1 value of senior secured notes issued (Restated) (Note 2)	11,503,242

Amortization expenses	1,262,697
Balance at December 31, 2021	12,765,939

Amortization expenses	1,631,127
Balance at December 31, 2022 (Restated) (Note 2)	14,397,066

Partial settlement of principal (Note 15)	(9,159,907)
Amortization expenses	1,987,011
Balance at December 31, 2023	7,224,170

Amortization expenses	115,923
Balance at December 31, 2024	7,340,093

The Company recorded interest expenses of $1,472,040 and $1,623,606 for the years ended December 31, 2024 and 2023, respectively.

The Company recorded discount amortization expenses of $115,923 and $1,987,011 , respectively for the years ended December 31, 2024 and 2023.

The interest payable on senior secured notes as on December 31, 2024 and 2023 amounts to $6,398,894 and $4,926,854 respectively.

Note 8 Related Party

On March 1, 2022, the Company issued a warrant to Warren Zenna, a member of our Board of Directors at the time, to purchase up to 500,000 shares of our Common Stock at $0.025 per share at any time beginning September 1, 2022 and ending September 1, 2026. Using Black-Scholes, we estimated the value of such warrant to be approximately $7,641.

In February 2021, the Company entered into consulting agreements with GreenRock LLC to provide us with chief executive officer services. Mr. Falcone is the managing member of GreenRock LLC and was our former Chief Executive Officer until November 2023. Effective January 1, 2022, the Company entered into another management consulting agreement with GreenRock LLC, for a period of one year ending December 31, 2022, under which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as chief executive officer. In the years ended December 31, 2024 and 2023, the Company incurred fees to GreenRock LLC $Nil and $70,000 respectively.

As at year ended December 31, 2024, an amount of $394,617 was due to principal shareholder. This amount was received to support the Company's working capital requirement, and it is unsecured, non-interest bearing and payable on demand.

Note 9 Stockholders’ Deficiency

Preferred Stock

As of December 31, 2024 and 2023, the Company is authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,460,905 remain available for designation and issuance.

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

There is no mandatory conversion of Series B Super Voting Preferred Stock into Common Stock.

On February 17, 2021, the 100 shares Series B Preferred Stock were transferred from Mr. Canouse (the Company’s former director and CEO), to the FFO 1 2021 Irrevocable Trust, a company that Mr. Falcone (the Company’s former director and CEO) is the trustee and has the voting and dispositive power. The 100 shares of Series B Preferred are included in the collateral for the Investor Notes.

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

The Company accounted for its Series A Preferred Stock as Mezzanine Equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The embedded conversion feature of the preferred stock was evaluated under ASC 815, Derivatives and Hedging, and was separated from the host instrument. This embedded conversion feature was recognized as a derivative liability, with changes in its fair value recorded in the consolidated statements of operations at each reporting period end. Upon the issuance of the Series A Preferred Stock, the Company recognized derivative liabilities of $58,545. For the year ended December 31, 2020, a gain of $20,657 resulting from the change in the fair value of these derivative liabilities was recognized in the consolidated statements of operations.

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

The options issued expired without exercise.

The number of Series B Preferred Stock issued and outstanding as of December 31, 2024 and 2023 was 100.

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

The Company did not issue Series C Preferred Stock. As at December 31, 2024 and 2023, no shares of Series C Preferred Stock are outstanding.

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

During the year ended December 31, 2021, 75,000 shares of the Company’s Series D Preferred Stock were converted into 75,000,000 shares of its Common Stock. As of December 31, 2024 and 2023, 155,000 shares of Series D Preferred Stock remain unconverted and outstanding.

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

On October 11, 2021, 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $386,221 value as was assigned to the 1,000 shares of Series E Preferred Stock. Upon the exchange of the Series E Preferred Stock for Series E-1 Preferred Stock, the Company derecognized the related derivative liabilities during year ended December 31, 2021. As at December 31, 2024 and 2023, no shares of Series E Preferred Stock are outstanding. As of December 31, 2024 and 2023, 1,152,000 shares of Series E-1 Preferred Stock are outstanding.

Series F Preferred Stock

During year ended December 31, 2021, the Company filed a certificate of designations of Series F Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 1,000 shares of the Company’s shares of Preferred Stock as Series F Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value of $1.00 per share. 1,000 shares of Series F Preferred Stock were issued along with the Senior Secured Notes (Note 8)

The Series F Preferred Stock are ranked equally with the Series D Preferred Stock and the Series E Preferred Stock and as senior to all previously issued series of Preferred Stock and the Common Stock.

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

At December 31, 2024 and 2023, 39,895 shares of Series H Preferred Stock remain outstanding.

Common Stock

No issuances of Common Stock occurred in 2024 and 2023.

On August 14, 2021, our shareholders approved an increase in the authorized number of shares of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of December 31, 2024 and 2023, there were 1,603,095,243 shares outstanding, respectively.

Warrants

We issued warrants issued as loan incentives and valued the warrants on their respective grant dates using the Black-Scholes option pricing model. Warrant values per share ranged from $0.023 to $0.002. For the year ended December 31, 2023, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at December 31, 2022	234,423,017	$0.021	4.45	$3,966,694
Issued	20,000,000	0.020	6.03	87,675
Expired	(500,000)	—	—	—
Outstanding and exercisable at December 31, 2023	253,923,017	$0.021	4.59	$3,963,981

For the year ended December 31, 2024, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at January 1, 2023	253,923,017	$0.021	4.59	$3,963,981

Expired	(10,600,000)	—	—	—
Outstanding and exercisable at December 31, 2024	243,323,017	$0.021	2.05	$1,963,079

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

Note 10 Discontinued Operations

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

Accordingly, the operations of Sovryn have been classified as a discontinued operation in the accompanying consolidated financial statements for the years ended December 31 2023, in accordance with ASC 205-20.

On February 1, 2023, pursuant to an agreement with the lender of the Company’s senior secured notes, Sovryn was sold to the lender. The net assets of Sovryn at the time of disposition totalled $9,159,907, which was used to partially settle the principal balance of the senior secured notes, which totalled $16,500,000. The transaction was accounted for as a non-cash settlement.

Sovryn’s operating results prior to disposition, as well as any related expenses, were recorded as part of the net loss from discontinued operations and included in the consolidated statements of operations. The following is a summary of Sovryn for the years ended December 31, 2023:

December 31, 2023
Assets
Current assets	$—
Accounts receivable, net	—
Prepaid expenses	—
Property, equipment and right-of-use assets	—
Intangible assets	—
Total Asset	—
Liabilities
Accounts payable and accrued liabilities	—
Lease liability obligations	—
Total Liabilities	—

Revenues	163,620
General and administrative expense	(9,170)
Television operation expense	—
Amortization expense	—
Professional fees	(163,473)
Finance costs	(686)
Gain on partial settlement of senior secured notes (Note 8)	9,159,907
Loss on disposition of subsidiary	(9,159,907)
Impairment loss on long-lived assets	—
Income tax expense	—
Loss from discontinued operations	$(9,709)

Note 11 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	December 31,	December 31,
	2024	2023
Net loss for the year	$(2,800,549)	$(5,301,298)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(588,115)	$(1,113,273)
Effect of change in tax rates	—	—
Permanent differences	—	—
Valuation allowance	588,115	1,113,273
Income tax expense and income tax liability	$—	$—

As at December 31, 2024 and 2023 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2024	2023
Cumulative net losses carried forward	$31,658,127	$28,857,578

Deferred tax assets	$6,648,207	$6,060,091
Valuation allowance	(6,648,207)	(6,060,091)
Deferred taxes recognized	$—	$—

We have incurred cumulative net losses in excess of $32 million since inception and we have not previously filed U.S. corporate income tax returns. Management estimates that we have no income tax liability. Based on our lack of profitability, management has not recognized net deferred tax assets for past losses.

Note 12 Contingency and Commitments

On February 17, 2024, Agile Capital Funding LLC (“Agile”) filed a Confession of Judgment executed by Philip Falcone with the Supreme Court of the State of New York, County of New York. The filing stated that Sovryn Holdings Inc. (“Sovryn”) and Madison Technologies Inc. (“Madison”) owe Agile an amount of approximately $190,444 as of February 17, 2024, representing funds received on January 30, 2023, net of repayments, together with accrued interest and collection fees.

Management has reviewed this matter and concluded that Madison has no obligation arising from this Confession of Judgment. The funds in question were received by Sovryn, which was a subsidiary of Madison at the time and was sold to Arena Group Holdings Inc. in February 2023, including all of Sovryn’s assets and liabilities. Accordingly, management believes that the Confession of Judgment relates to obligations of Sovryn prior to its sale.

Madison has not received any demand or claim for payment in connection with this matter. Based on the information available, management believes it is unlikely that this matter will result in any obligation for Madison. No amount has been recognized in the financial statements, as any potential liability, if any, cannot be reasonably determined at this time.

Our principal executive office, at which minimal operations are conducted and which we do not own or lease, is located at 2500 Westchester Avenue, Suite 401, Purchase, New York.

We do not have an employment agreement with our Chief Executive Officer.

Note 13 Subsequent Events

The Company has evaluated subsequent events through October 29, 2025, the date the financial statements were available to be issued.

Subsequent to the year-end, the Company received $247,575 in additional funding from its principal shareholder, Arena. These funds were provided to support the Company’s ongoing operations and working capital requirements.

Management believes that this continued financial support from Arena demonstrates the shareholder’s commitment and provides the Company with sufficient liquidity to continue operations for the foreseeable future.

Other than the above, management has determined that there are no other subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no disagreements with our accountants on accounting and financial disclosure. Our independent registered public accounting firm since May 1, 2024, is SRCO Professional Corporation, Park Place Corporate Centre, 15 Wertheim Court, Suite 409, Richmond Hill, Ontario, Canada L4B 3H7.

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

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and no outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2023.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, we did not have a written audit committee charter or similar document.

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

Item 11. Executive Compensation.

Madison has paid the following compensation to its named executive officers during its fiscal years ended December 31, 2024 and 2023.

summary compensation table

(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) Non- Equity Incentive Plan ($)	(h) Non-qualified Deferred Compensation Earnings ($)	(i) All other compensation ($)	(j) Total ($)
Philip A. Falcone, Former Chief Executive Officer	2024	nil	nil	nil	nil	nil	nil	nil	nil
	2023	nil	nil	nil	nil	nil	nil	nil	nil

Henry Turner, Former Chief Technology Officer and Former Chief Operating Officer	2024	nil	nil	nil	nil	nil	nil	nil	nil
	2023	nil	nil	nil	nil	nil	nil	nil	nil

Thomas Amon, Chief Executive Officer, Chief Financial Officer and Director	2024	nil	nil	nil	nil	nil	nil	nil	nil
	2023	nil	nil	nil	nil	nil	nil	nil	nil

We have structured our compensation with the following objectives in mind:

●	offer competitive compensation to attract and retain highly qualified leaders to guide and govern;
●	recognize the substantial investment of time and expertise necessary for the employees to discharge their duties; and
●	ensure that compensation is easy to understand and is regarded positively by our shareholders and employees.

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

Director Compensation for Fiscal Year Ended 2024

During the year ended December 31, 2024, our non-employee director, Thomas Amon, was not paid any compensation in connection with his services to the Board of Directors. For compensation paid to our other directors during the year ended December 31, 2023, see the Summary Compensation table in this Item 11 above.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

The following table sets forth, as of October 29, 2025, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock within sixty (60) days of October 29, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series B Preferred Stock and Series E-1 Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock that such holder or holders have the right to acquire within sixty (60) days of October 29, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The inclusion herein of any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o Madison Technologies Inc., 2500 Westchester Avenue, Suite 401, Purchase, New York 10577.

Shares Beneficially Owned
	Common Stock			Series B Preferred Stock		Series E-1 Preferred Stock		% Total Voting
Name of Beneficial Owner	Shares		%(1)	Shares	%(2)	Shares	%(3)	Power(4)
5% Stockholders:
Arena Investors, LP (5)	2,347,661,906	(3)	61.8%	100	100%	1,152,500	100%	90.2%
Directors and Executive Officers:
Thomas Amon, Chief Executive Officer, Chief Financial Officer and Sole Director(6)	—		—	—	—	—	—
Philip Falcone, Former Chief Executive Officer and Former Director(7)	—		—	—	—	—	—	—
Henry Turner, Former Chief Technology Officer and Former Chief Operating Officer(8)	—		—	—	—	—	—	—
Jeffrey Canouse, Former Chief Compliance Officer	7,677,000		*	—	—	—	—	*
Directors and Executive Officers as a Group (4 persons)			*	—		—	—	*

*	Less than 1%

(1) Based on 1,603,095,243 shares of Common Stock issued and outstanding as of October 29, 2025.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

In February 2021, we entered into consulting agreements with GreenRock LLC to provide us with chief executive officer services. Mr. Falcone is the managing member of GreenRock LLC and was our former Chief Executive Officer until November 2023. Effective January 1, 2022, we entered into another management consulting agreement with GreenRock LLC, for a period of one year ending December 31, 2022, under which we provided monthly remuneration of $35,000, plus expenses in connection with his duties, responsibilities and performance as chief executive officer. In the years ended December 31, 2024 and 2023, we incurred fees to GreenRock LLC Nil and $70,000 respectively.

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

December 31, 2024 - $65,000 – SRCO

December 31, 2023 - $90,000 – SRCO

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

December 31, 2024 and December 31, 2023 - $Nil – SRCO

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

December 31, 2024 and December 31, 2023 - $Nil – SRCO

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) of this Item 14 was:

December 31, 2024 and December 31, 2023 - $Nil – SRCO

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

Madison Technologies Inc.

Date: October 29, 2025	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated.

Date: October 29, 2025	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer, Chief Financial Officer, and Sole Director (Principal Executive Officer and Principal Financial Officer)