Form 10-Q
period 2025-03-31
Madison Technologies Inc.
filed 2025-12-29
CIK 1318268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51302

MADISON TECHNOLOGIES, INC
(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State of Incorporation)	(I.R.S. Employer Identification No.)

2500 Westchester Avenue, Suite 401, Purchase, NY	10577
(Address of principal executive offices)	(Zip Code)

(212) 257-4193

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of December 23, 2025, 1,603,095,243 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2025

Item 1: Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS AT MARCH 31, 2025 (Unaudited) AND DECEMBER 31, 2024 (Audited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Prepaid expense	$90,921	$130,568
Total Assets	$90,921	$130,568

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$2,990,084	$2,772,924
Loan from a principal shareholder (Note 8)	485,311	394,617
Promissory notes (Note 5)	1,064,834	1,064,834
Convertible notes (Note 6)	2,545,500	2,545,500
Interest payable on senior secured notes (Note 7)	6,760,871	6,398,894
Senior secured notes (Note 7)	7,340,093	7,340,093
Total liabilities	21,186,693	20,516,862

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, No shares issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, No issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, Nil issued and outstanding, March 31, 2025 and December 31, 2024, respectively; (Note 9)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, Nil issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, Nil issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,603,095,243 shares issued and outstanding, March 31, 2025 and December 31, 2024, respectively (Note 9)	1,603,095	1,603,095
Additional Paid in Capital (Note 9)	9,667,389	9,667,389
Accumulated deficit	(32,367,604)	(31,658,127)
Total stockholders’ deficiency	(21,095,772)	(20,386,294)
Total liabilities, mezzanine equity and stockholders’ deficiency	$90,921	$130,568

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2025

Revenues	$—	$—
Operating Expenses
General and administrative	60,976	15,472
Professional fees	56,904	124,703

Total operating expenses	117,880	140,175

Loss before other expense	(117,880)	(140,175)

Other expense
Amortized expense (Notes 5, 6 and 7)	—	(130,226)
Interest expense (Notes 5, 6 and 7)	(591,597)	(560,511)
Total other expense	(591,597)	(690,737)

Loss before income taxes	(709,477)	(830,912)
Income tax expense	—	—
Net loss	$(709,477)	$(830,912)

Loss per share, basic and diluted	$(0.0004)	$(0.0005)
Weighted average basic and diluted shares outstanding	1,603,095,243	1,603,095,243

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIENCY FOR THE THREE ENDED MARCH 31, 2025 AND 2024 (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(31,658,127)	(20,386,295)
Net loss for the period	—	—	—	—	—	—	—	(709,477)	(709,477)
Balance, March 31, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(32,367,604)	(21,095,772)

Balance, December 31, 2023	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(28,857,578)	(17,585,746)
Net loss for the period	—	—	—	—	—	—	—	(830,912)	(830,912)
Balance, March 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(29,688,490)	(18,416,658)

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the	For the
	Three Month Ended	Three Month Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net loss for the period	$(709,477)	$(830,912)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized expenses (Notes 5, 6 and 7)	—	130,226
Changes in non-cash working capital items:
Prepaid expenses	39,647	—
Accounts payable and accrued liabilities	217,160	194,191
Interest payable on senior secured notes	361,977	365,999
Net cash used in operating activities	(90,693)	(140,496)
Cash flows from investing activities	—	—
Cash flows from financing activities:
Loan from a principal shareholder	90,693	140,496
Net cash provided by financing activities	90,693	140,496

Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	$—	$—

SUPPLEMENTAL DISCLOSURE
Interest paid	$—	$—
Taxes paid	$—	$—

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES, INC.

 NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2025 (Unaudited)

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Note 2 Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the period ended March 31, 2025, we generated no revenues from operations, incurred a net loss of $709,477 (March 31, 2024 - $830,912) and had a working capital deficit of $21,095,771 (December 31, 2024 - $20,386,294) and an accumulated deficit of $32,367,604 (December 31, 2024 - $31,658,127). It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of these unaudited condensed consolidated interim financial statements. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt and further implement our business plan. However, the Company may not be able to secure such financing in a timely manner or on favourable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

Note 3 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2024 and 2023 and their accompanying notes.

The accompanying unaudited condensed consolidated interim financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Company’s fiscal year-end is December 31.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

Significant accounting estimates and assumptions

The preparation of the unaudited condensed consolidated interim financial statements requires the use of estimates and assumptions to be made in applying the accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The estimates and related assumptions are based on previous experiences and other factors considered reasonable under the circumstances, the results of which form the basis for making the assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Consolidation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of our wholly owned subsidiary, Blockchain.tv, Inc., which is dormant has not had operations since its inception. The functional and reporting currency of the Company and its subsidiaries are U.S. Dollar.

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

Basic loss per share of common stock is computed by dividing net loss $709,477 [2024 - $830,912] from continuing operation by the weighted average number of shares of common stock 1,603,095,243 [2024 - $1,603,095,243], outstanding during the period.

Diluted loss per share of common stock is computed similarly to basic loss per share from continuing operations except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.

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

Recently Issued Accounting Pronouncements

Accounting guidance recently adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company adopted quarterly requirements of this guidance beginning in the first quarter of 2025 and the adoption has no material impact on the unaudited condensed interim consolidated financial statements.

New accounting guidance not yet adopted

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

In January 2025, the FASB issued a clarification by ASU 2025-01 Income Statement - Expense Disaggregation Disclosures (Topic 220): A new guidance related to expense disaggregation disclosures. This guidance requires additional disclosure of certain amounts included in the expense captions presented in the Statement of Income as well as disclosures about selling expenses. The new guidance will be effective for us beginning in 2027 on an annual basis and in the first quarter of 2028 on a quarterly basis and may be applied on either a prospective or retrospective basis. Early adoption of the guidance is permitted. The Company is currently evaluating the effect this new guidance will have on our disclosures.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Note 4 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	March 31, 2025	December 31, 2024
Accounts payable	$471,732	$484,193
Accrued expenses	264,922	264,922
Accrued interest	2,253,430	2,023,809

Total	$2,990,084	$2,772,924

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $33,288 and $33,658, respectively, in the condensed consolidated interim statements of operations. As of March 31, 2025 and December 31, 2024, $500,000 in principal was outstanding.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $10,171 and $10,283, respectively, in the condensed consolidated interim statements of operations.

As of March 31, 2025 and December 31, 2024, $165,000 in principal was outstanding.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $9,247 and $9,350, respectively, in the condensed consolidated interim statements of operations.

As of March 31, 2025 and December 31, 2024, $150,000 in principal was outstanding.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $6,164 and $6,232, respectively, in the condensed consolidated interim statements of operations. As of March 31, 2025 and December 31, 2024, $125,000 in principal was outstanding.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $6,697 and $6,771, respectively, in the condensed consolidated interim statements of operations.

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

Our convertible notes payable, all of which are liabilities as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024

Series 1	$1,050,000	$1,050,000

Series 2	470,000	470,000

Series 3	208,000	208,000

Series 4	220,000	220,000

Series 5	542,500	542,500

Series 6	55,000	55,000
Principal outstanding total	2,545,500	2,545,500
Less discount	—	—

Principal outstanding, net	$2,545,500	$2,545,500

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $42,166 and $42,636 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $4,439 and $4,488 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $16,644 and $16,829 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recognized amortization expense of $Nil and $11,538, respectively, in the condensed consolidated interim statements of operations.

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $9,221 and $8,661, respectively, in the condensed consolidated interim statements of operations.

Series 2-5

On January 10, 2023, the Company issued a convertible note with a principal amount and cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024. The note is in default.

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $9,221 and $8,661, respectively, in the condensed consolidated interim statements of operations.

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

 For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $7,639 and $7,723 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $11,274 and $11,398 in the condensed consolidated interim statements of operations.

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

The issuance of the convertible note resulted in an original issuance discount of $10,000, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to condensed consolidated interim statements of operations over the term of the convertible note using the effective interest method.

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $9,221 and $9,324 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $9,221 and $9,324 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $6,917 and $6,995 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $9,017 and $9,118 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $7,323 and $7,404 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recognized amortization expense of $Nil and $2,765, respectively, in the consolidated statements of operations. The discount was fully amortized at December 31, 2024.

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $18,444 and $18,649 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $1,678 and $1,696, respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $1,628 and $1,646 in the consolidated statements of operations.

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

Total
$
Face value of senior secured notes issued	16,500,000
Debt discount	(4,996,758)
Day 1 value of senior secured notes issued	11,503,242

Amortization expenses	1,262,697
Balance at December 31, 2021	12,765,939

Amortization expenses	1,631,127
Balance at December 31, 2022	14,397,066

Partial settlement of principal	(9,159,907)
Amortization expenses	1,987,011
Balance at December 31, 2023	7,224,170

Amortization expenses	115,923
Balance at December 31, 2024	7,340,093

The Company recorded interest expenses of $361,977 and $365,999 for the three months ended March 31, 2025 and 2024, respectively.

The Company recorded discount amortization expenses of $Nil and $115,923, respectively for the three months ended March 31, 2025 and 2024.

The interest payable on senior secured notes as on March 31, 2025 and December 31, 2024 amounts to $6,760,871 and $6,398,894 respectively.

Note 8 Related Party

As at March 31, 2025 and December 31, 2024, respectively, $485,311 and $394,617 was due to principal shareholder. This amounts were received to support the Company's working capital requirement, and it is unsecured, non-interest bearing and payable on demand.

Note 9 Stockholders’ Deficiency

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company is authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,460,905 remain available for designation and issuance.

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

In the event of a liquidation, dissolution, or winding up of the Company, or a Sale (defined as a sale of the majority of assets or certain mergers/consolidations), holders of Series A Preferred Stock are entitled to receive, prior to any distribution to junior securities, an amount equal to the Stated Value plus all accrued and unpaid dividends. If the Company’s assets are insufficient to pay this full amount, the remaining assets will be distributed proportionally among the Series A Preferred stockholders. The Company will provide at least 45 days' written notice of any such Liquidation. The number of Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024 was Nil.

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

The number of Series B Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024 was 100.

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

The Company did not issue Series C Preferred Stock. As at March 31, 2025 and December 31, 2024, no shares of Series C Preferred Stock are outstanding.

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

During the year ended December 31, 2021, 75,000 shares of the Company’s Series D Preferred Stock were converted into 75,000,000 shares of its Common Stock. As of March 31, 2025 and December 31, 2024, 155,000 shares of Series D Preferred Stock remain unconverted and outstanding.

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

On October 11, 2021, 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $386,221 value as was assigned to the 1,000 shares of Series E Preferred Stock. Upon the exchange of the Series E Preferred Stock for Series E-1 Preferred Stock, the Company derecognized the related derivative liabilities during year ended December 31, 2021. As at March 31, 2025 and December 31, 2024, no shares of Series E Preferred Stock are outstanding. As of March 31, 2025 and December 31, 2024, 1,152,000 shares of Series E-1 Preferred Stock are outstanding.

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

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of March 31, 2025 and December 31, 2024, Nil shares of Series F Preferred Stock were issued and outstanding

Series G Preferred Stock

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

At March 31, 2025 and December 31, 2024, 39,895 shares of Series H Preferred Stock remain outstanding.

Common Stock

No issuances of Common Stock occurred in the three months ended March 31, 2024 and year ended December 31, 2024.

On August 14, 2021, our shareholders approved an increase in the authorized number of shares of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of March 31, 2025 and December 31, 2024, there were 1,603,095,243 shares outstanding, respectively.

Warrants

We issued warrants issued as loan incentives and valued the warrants on their respective grant dates using the Black-Scholes option pricing model. Warrant values per share ranged from $0.023 to $0.002. For the three months ended March 31, 2025, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at January 1, 2025	243,323,017	$0.021	2.05	$1,963,079

Expired	(10,600,000)	—	—	—
Outstanding and exercisable at March 31, 2025	243,323,017	$0.021	1.80	$1,963,079

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

Note 10 Contingency and Commitments

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

Note 11 Subsequent Events

The Company has evaluated subsequent events through December 23, 2025, the date the financial statements were available to be issued.

Subsequent to March 31, 2025, the Company received $252,035 in additional funding from its principal shareholder, Arena. These funds were provided to support the Company’s ongoing operations and working capital requirements.

Management believes that this continued financial support from Arena demonstrates the shareholder’s commitment and provides the Company with sufficient liquidity to continue operations for the foreseeable future.

Other than the above, management has determined that there are no other subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General.

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

Three Months Ended March 31, 2025 and 2024

General and administrative expenses

General and administrative expenses increased to $60,976 for the three months ended March 31, 2025, from $15,472 for the three months ended March 31, 2024. The increase was primarily because of the expenses necessary to process our SEC filings.

Professional Fees

Professional fees decreased to $56,904 for the three months ended March 31, 2025, from $124,703 for the three months ended March 31, 2024. The decrease was primarily because of the expenses incurred in the quarter ended March 31, 2024 for the transfer of Sovryn to the Investors that resulted in a $9,159,907 reduction in principal on the senior secured notes on February 1, 2023.

Amortization expense and interest expense

Total amortization expense and interest expense decreased to $Nil for the three months ended March 31, 2025, from $130,226 for the three months ended March 31, 2024. Amortization expense is derived from discounts recognized when we issued debt and then amortized the discount over the terms of the debt. Most of our debt matured in 2023 and the discounts were fully amortized in 2023. In 2024, we amortized all the remaining debt discounts.

Net Loss

Net loss decreased to $709,477 for the three months ended March 31, 2025, from $830,912 for the three months ended March 31, 2024. The decrease was primarily the result of decreases in amortized interest expense and professional fees that was partially offset by an increase in general and administrative expenses. The net loss per basic and diluted share was $0.0004 and $0.0005, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 for the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2025, we had $Nil in cash and a $21,095,772 working capital deficit, compared to cash of $Nil and working capital deficit of $20,386,294 as at December 31, 2023. The increase in the working capital deficit primarily resulted from the accrual of interest on our debt.

We will require additional capital to meet our long- and short-term operating requirements. For the three months ended March 31, 2025, our principal source of liquidity was our cash that we obtained from funds provided by the Investors. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Continuing Operating Activities

We used $90,693 in cash from continuing operating activities for the three months ended March 31, 2025, compared to cash used of $140,496 from continuing operating activities during the three months ended March 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $90,693 during the three months ended March 31, 2025, compared to $140,496 of cash provided by financing activities during the three months ended March 31, 2024.

No cash was used in investing activities during the three months ended March 31, 2025 and 2024.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and no outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2024.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of March 31, 2025, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Our independent auditors have not issued an attestation report on management’s assessment of our internal control over financial reporting. As a result, this Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison Technologies, Inc.

By:	/s/ Thomas Amon
Thomas Amon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

December 23, 2025