Form 10-Q
period 2025-06-30
Madison Technologies Inc.
filed 2025-12-29
CIK 1318268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED June 30, 2025

Item 1: Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS AT JUNE 30, 2025 (Unaudited)
AND DECEMBER 31, 2024 (Audited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Prepaid expense	$51,275	$130,568
Total Assets	$51,275	$130,568

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$3,264,925	$2,772,924
Loan from a principal shareholder (Note 8)	523,307	394,617
Promissory notes (Note 5)	1,064,834	1,064,834
Convertible notes (Note 6)	2,545,500	2,545,500
Interest payable on senior secured notes (Note 7)	7,126,870	6,398,894
Senior secured notes (Note 7)	7,340,093	7,340,093
Total liabilities	21,865,529	20,516,862

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, No shares issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, No issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, Nil issued and outstanding, June 30, 2025 and December 31, 2024, respectively; (Note 9)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, Nil issued and outstanding, December 31, 2024 and 2023, respectively (Note 9)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, Nil issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,603,095,243 shares issued and outstanding, June 30, 2025 and December 31, 2024, respectively (Note 9)	1,603,095	1,603,095
Additional Paid in Capital (Note 9)	9,667,389	9,667,389
Accumulated deficit	(33,086,086)	(31,658,127)
Total stockholders’ deficiency	(21,814,254)	(20,386,294)
Total liabilities, mezzanine equity and stockholders’ deficiency	$51,275	$130,568

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE AND
SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative	40,046	9,026	101,022	24,498
Professional fees	80,270	66,000	137,174	190,703
Total operating expenses	120,316	75,026	238,196	215,201
Loss before other expense	(120,316)	(75,026)	(238,196)	(215,201)

Other income (expenses)
Amortized expense (Notes 5, 6 and 7)	—	—	—	(130,226)
Interest expense (Notes 5, 6 and 7)	(598,166)	(598,166)	(1,189,763)	(1,158,677)
Total other expense	(598,166)	(598,166)	(1,189,763)	(1,288,903)

Loss before income taxes	(718,482)	(673,192)	(1,427,959)	(1,504,104)
Income tax expense	—	—	—	—

Net loss	$(718,482)	$(673,192)	(1,427,959)	(1,504,104)

Loss per share, basic and diluted	$(0.0004)	$(0.0004)	(0.0009)	(0.0009)

Weighted average basic and diluted shares outstanding	1,603,095,243	1,603,095,243	1,603,095,243	1,603,095,243

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIENCY FOR THE THREE AND SIX ENDED JUNE 30, 2025 AND 2024
 (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(31,658,127)	(20,386,295)
Net loss for the period	—	—	—	—	—	—	—	(1,427,959)	(1,427,959)
Balance, June 30, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(33,086,086)	(21,814,254)

Balance, April 1, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(32,367,604)	(21,095,771)
Net loss for the period	—	—	—	—	—	—	—	(718,482)	(718,482)
Balance, June 30, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(33,086,086)	(21,814,254)

Balance, December 31, 2023	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(28,857,578)	(17,585,746)
Net loss for the period	—	—	—	—	—	—	—	(1,504,104)	(1,504,104)
Balance, June 30, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(30,361,682)	(19,089,850)

Balance, April 1, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(29,688,490)	(18,416,658)
Net loss for the period	—	—	—	—	—	—	—	(673,192)	(673,192)
Balance, June 30, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(30,361,682)	(19,089,850)

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the	For the
	Six Month Ended	Six Month Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net loss for the period	$(1,427,959)	$(1,504,104)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized expenses (Notes 5, 6 and 7)	—	130,226
Changes in non-cash working capital items:
Prepaid expenses	79,293	—
Accounts payable and accrued liabilities	492,001	426,358
Interest payable on senior secured notes	727,976	731,998
Net cash used in operating activities	(128,690)	(215,522)
Cash flows from investing activities	—	—
Cash flows from financing activities:
Loan from a principal shareholder	128,690	215,522
Net cash provided by financing activities	128,690	215,522
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	$—	$—

SUPPLEMENTAL DISCLOSURE
Interest paid	$—	$—
Taxes paid	$—	$—

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES, INC.

 NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2025 (Unaudited)

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Note 2 Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the period ended June 30, 2025, we generated no revenues from operations, incurred a net loss of $1,427,959 (June 30, 2024 - $1,504,104) and had a working capital deficit of $21,814,254 (December 31, 2024 - $20,386,294) and an accumulated deficit of $33,086,086 (December 31, 2024 - $31,658,127). It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of these unaudited condensed consolidated interim financial statements. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt and further implement our business plan. However, the Company may not be able to secure such financing in a timely manner or on favourable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

Basic loss per share of common stock is computed by dividing net loss $1,427,959 [2024 - $1,504,104] from continuing operation by the weighted average number of shares of common stock 1,603,095,243 [2024 - 1,603,095,243], outstanding during the respective six-month periods.

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

Note 4 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	June 30, 2025	December 31, 2024
Accounts payable	$514,406	$484,193
Accrued expenses	264,922	264,922
Accrued interest	2,485,597	2,023,809

Total	$3,264,925	$2,772,924

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

In connection with the issuance of the promissory note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $0.025 per share at any time until December 31, 2023.

The fair value of the warrants of $9,130 was separated from the convertible note and accounted for as a reduction of the carrying amount of the promissory note with an increase to additional paid-in capital.

The fair value of the warrants that represented a discount was amortized to consolidated statements of operation over the term of the promissory note using the effective interest method.

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $33,658 and $33,658, respectively, in the condensed consolidated interim statements of operations. As of June 30, 2025 and December 31, 2024, $500,000 in principal was outstanding.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $10,283 and $10,283, respectively, in the condensed consolidated interim statements of operations.

As of June 30, 2025 and December 31, 2024, $165,000 in principal was outstanding.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $9,349 and $9,349, respectively, in the condensed consolidated interim statements of operations.

As of June 30, 2025 and December 31, 2024, $150,000 in principal was outstanding.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $6,233 and $6,233, respectively, in the condensed consolidated interim statements of operations. As of June 30, 2025 and December 31, 2024, $125,000 in principal was outstanding.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $6,771 and $6,771, respectively, in the condensed consolidated interim statements of operations.

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

Our convertible notes payable, all of which are liabilities as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024

Series 1	$1,050,000	$1,050,000

Series 2	470,000	470,000

Series 3	208,000	208,000

Series 4	220,000	220,000

Series 5	542,500	542,500

Series 6	55,000	55,000
Principal outstanding total	2,545,500	2,545,500
Less discount	—	—

Principal outstanding, net	$2,545,500	$2,545,500

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $42,634 and $42,634 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $4,487 and $4,487 respectively, in the condensed consolidated interim statements of operations.

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

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 6,250,000 shares of the Company’s Common Stock at an exercise price of $0.021 per share at any time until July 1, 2024.

The fair value of the warrants of $80,221 was separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The fair value of the warrants was amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $16,829 and $16,829 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $9,324 and $9,324, respectively, in the condensed consolidated interim statements of operations.

Series 2-5

On January 10, 2023, the Company issued a convertible note with a principal amount and cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024. The note is in default.

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $11,220 and $9,324, respectively, in the condensed consolidated interim statements of operations.

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

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share at any time until February 11, 2027.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $7,723 and $7,723 in the condensed consolidated interim statements of operations.

Series 3-2

On February 11, 2022, the Company issued a convertible note with a principal amount of $137,500 for cash proceeds of $125,000. The convertible note accrued interest at an annual rate of 11%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 15%. The convertible note matured on February 18, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share at any time until February 11, 2027.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $11,397 and $11,397 in the condensed consolidated interim statements of operations.

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

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $9,324 and $9,324 in the condensed consolidated interim statements of operations.

Series 4-2

On June 24, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until June 24, 2029.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $9,324 and $9,324 in the condensed consolidated interim statements of operations.

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

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 3,750,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $6,995 and $6,995 in the condensed consolidated interim statements of operations.

Series 5-2

On May 5, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 11%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $9,118 and $9,118 in the condensed consolidated interim statements of operations.

Series 5-3

On October 14, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on February 23, 2023.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

The fair value of the warrants of $51,262 were separated from the convertible note and accounted for as a reduction of the carrying amount of the convertible note with an increase to additional paid-in capital.

The fair value of the warrants was amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $7,404 and $7,404 in the condensed consolidated interim statements of operations.

Series 5-4

On December 15, 2022, the Company issued a convertible note with a principal amount of $220,000 for cash proceeds of $200,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024.

In connection with the issuance of the convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $18,649 and $18,649 in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $1,696 and $1,696, respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $1,645 and $1,645 in the consolidated statements of operations.

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

In connection with the issuance of the Notes, the Company also issued 192,073,016 number of common share purchase warrants (the “Warrants”) and 1,000 Preferred Series F Shares to the investors (Note 10).

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

The Company recorded interest expenses of $365,999 and $365,999 for the three months ended June 30, 2025 and 2024, respectively.

The interest payable on senior secured notes as on June 30, 2025 and December 31, 2024 amounts to $7,126,870 and $6,398,894 respectively.

Note 8 Related Party

As at June 30, 2025 and December 31, 2024, respectively, $523,307 and $394,617 was due to principal shareholder. This amounts were received to support the Company’s working capital requirement, and it is unsecured, non-interest bearing and payable on demand.

Note 9 Stockholders’ Deficiency

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company is authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,460,905 remain available for designation and issuance.

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

In the event of a liquidation, dissolution, or winding up of the Company, or a Sale (defined as a sale of the majority of assets or certain mergers/consolidations), holders of Series A Preferred Stock are entitled to receive, prior to any distribution to junior securities, an amount equal to the Stated Value plus all accrued and unpaid dividends. If the Company’s assets are insufficient to pay this full amount, the remaining assets will be distributed proportionally among the Series A Preferred stockholders. The Company will provide at least 45 days’ written notice of any such Liquidation. The number of Series A Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024 was Nil.

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

The number of Series B Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024 was 100.

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

The Company did not issue Series C Preferred Stock. As at June 30, 2025 and December 31, 2024, no shares of Series C Preferred Stock are outstanding.

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

During the year ended December 31, 2021, 75,000 shares of the Company’s Series D Preferred Stock were converted into 75,000,000 shares of its Common Stock. As of June 30, 2025 and December 31, 2024, 155,000 shares of Series D Preferred Stock remain unconverted and outstanding.

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

On October 11, 2021, 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $386,221 value as was assigned to the 1,000 shares of Series E Preferred Stock. Upon the exchange of the Series E Preferred Stock for Series E-1 Preferred Stock, the Company derecognized the related derivative liabilities during year ended December 31, 2021. As at June 30, 2025 and December 31, 2024, no shares of Series E Preferred Stock are outstanding. As of June 30, 2025 and December 31, 2024, 1,152,000 shares of Series E-1 Preferred Stock are outstanding.

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

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of June 30, 2025 and December 31, 2024, Nil shares of Series F Preferred Stock were issued and outstanding

Series G Preferred Stock

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

At June 30, 2025 and December 31, 2024, 39,895 shares of Series H Preferred Stock remain outstanding.

Common Stock39,895

No issuances of Common Stock occurred in the six months ended June 30, 2025 and year ended December 31, 2024.

On August 14, 2021, our shareholders approved an increase in the authorized number of shares of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of, 2025 and December 31, 2024, there were 1,603,095,243 shares outstanding, respectively.

Warrants

We issued warrants issued as loan incentives and valued the warrants on their respective grant dates using the Black-Scholes option pricing model. Warrant values per share ranged from $0.023 to $0.002. For the six months ended June 30, 2025, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at January 1, 2025	243,323,017	$0.021	2.05	$1,963,079

Expired	(10,600,000)	—	—	—
Outstanding and exercisable at June 30, 2025	243,323,017	$0.021	1.56	$1,963,079

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

Subsequent to June 30, 2025, the Company received $214,039 in additional funding from its principal shareholder, Arena. These funds were provided to support the Company’s ongoing operations and working capital requirements.

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

Three and Six Months Ended June 30, 2025 and 2024

General and administrative expenses

General and administrative expenses increased to $40,046 for the three months ended June 30, 2025, from $9,026 for the three months ended June 30, 2024. General and administrative expenses increased to $101,022 for the six months ended June 30, 2025, from $24,498 for the six months ended June 30, 2024.The increase was primarily because of the expenses necessary to process our SEC filings.

Professional Fees

Professional fees decreased to $80,270 for the three months ended June 30, 2025, from $66,000 for the three months ended June 30, 2024. Professional fees decreased to $137,174 for the six months ended June 30, 2025, from $190,703 for the six months ended June 30, 2024. The decrease was primarily because of the expenses incurred in the quarter ended June 30, 2024 for the transfer of Sovryn to the Investors that resulted in a $9,159,907 reduction in principal on the senior secured notes on February 1, 2023.

Amortization expense and interest expense

Total amortization expense was $Nil for the three months ended June 30, 2025 and June 30, 2024. Total amortization expense decreased to $Nil for the six months ended June 30, 2025, from $130,226 for the six months ended June 30, 2024. Amortization expense is derived from discounts recognized when we issued debt and then amortized the discount over the terms of the debt. Most of our debt matured in 2023 and the discounts were fully amortized in 2023. In 2024, we amortized all the remaining debt discounts.

Net Loss

Net loss increased to $718,482 for the three months ended June 30, 2025, from $673,192 for the three months ended June 30, 2024. Net loss decreased to $1,427,959 for the six months ended June 30, 2025, from $1,504,104 for the six months ended June 30, 2024. The decrease for the six-month periods was primarily the result of decreases in amortized interest expense and professional fees that was partially offset by an increase in general and administrative expenses, particularly in the three months ended June 30, 2025. The net loss per basic and diluted share was $0.0004 for the three-month periods ended June 30, 2025 and 2024, respectively and $0.0009 for the six-month periods ended June 30, 2025 and 2024, respectively, with basic and diluted weighted averages shares outstanding of 1,603,095,243 for all of the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2025, we had $Nil in cash and a $21,814,254 working capital deficit, compared to cash of $Nil and working capital deficit of $20,386,294 as at December 31, 2023. The increase in the working capital deficit primarily resulted from the accrual of interest on our debt.

We will require additional capital to meet our long- and short-term operating requirements. For the six months ended June 30, 2025, our principal source of liquidity was our cash that we obtained from funds provided by the Investors. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Continuing Operating Activities

We used $128,690 in cash from continuing operating activities for the six months ended June 30, 2025, compared to cash used of $215,522 from continuing operating activities during the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $128,690 during the six months ended June 30, 2025, compared to $215,522 of cash provided by financing activities during the six months ended June 30, 2024.

No cash was used in investing activities during the six months ended June 30, 2025 and 2024.

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

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of June 30, 2025, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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