Form 10-K
period 2025-12-31
Madison Technologies Inc.
filed 2026-04-15
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 was $187,863, based on 626,211,114 shares of common stock, par value $0.001 per share (“Common Stock”), outstanding and held by non-affiliates on such date and a closing price of our Common Stock equal to $0.0003 per share on such date. Shares of Common Stock held by each director, each officer and each person who owns 10% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily conclusive.

Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date.

The registrant had 1,678,095,243 shares of Common Stock outstanding as of April 14, 2026.

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

Dependence on Customers

Currently, we are not, and plan not to be, dependent on one or a few major customers. Our business is designed to generate revenue from four primary categories of customers: (1) advertisers and sponsors of our BCTV content airing on our broadcast over-the-air content distribution platform (the “OTA Platform”), applications and websites, as well as through third-party broadcasters, cable television operators, and alternative video distribution platforms, such as YouTube, Roku and Pluto; (2) viewers of our BCTV content, who form the audience that attracts advertisers and sponsors; and (3) third-party networks that lease channels on our OTA Platform.

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

We have incurred net losses of $3.0 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had accumulated deficit of $34.6 million.

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

The following summarizes certain transactions in which a large number of shares of Common Stock were issued, which shares are currently restricted from resale but may in the future be sold upon the lapse of such restrictions:

●	In connection with the issuance of convertible notes to the Investors, we issued to them shares of our Series F convertible preferred stock, par value $0.001 per share (“Series F Preferred Stock”), which was subsequently converted into 192,073,017 shares of Common Stock.

●	In connection with the issuance of a promissory note to Z4 in December 2021, we issued it warrants to purchase up to 500,000 shares of our Common Stock.

●	155,000 issued and outstanding shares of our Series D convertible preferred stock, par value $0.001 per share (the “Series D Preferred Stock”), may be converted into 155,000,000 shares of Common Stock.

●	We have issued 1,152,500 shares of the Series E-1 convertible preferred stock, par value $0.001 per share (the “Series E-1 Preferred Stock”), which were issued in September 2021 and automatically convert into 1,152,500,000 shares of Common Stock two years from the date of issuance. The Company has not processed such conversions as of the date of this Annual Report.

●	We have issued 39,895 shares of Series H convertible preferred stock, par value $0.001 per share (the “Series H Preferred Stock”), which may be converted into 39,895,000 shares of Common Stock.

●	As of the date of this Annual Report, the outstanding aggregate principal balance, including accrued interest, of outstanding convertible notes, excluding the Investors’ Notes all of which are currently in default is convertible into approximately 733,000,000 shares of Common Stock.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock was quoted on the Pink Open Market maintained by the OTC Markets Group Inc. (the “OTC”) under the symbol “MDEX” from April 26, 2006 to July 14, 2023 and is now quoted on the Expert Market operated by the OTC since July 17, 2023. Quotations of Expert Market securities are restricted from public viewing. It is our objective that the Common Stock once again be quoted on the Pink Open Market, but there is no assurance that we will be successful in such regard. The following table lists the high and low prices of our Common Stock for each of our fiscal quarters for the last two fiscal years and for the year ended December 31, 2025. The price information was obtained from the OTC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High and Low Prices of the Common Stock For the Period Ended	High	Low	Source
December 31, 2025	$0.0135	$0.0002	OTC Markets Group Inc
September 30, 2025	$0.0002	$0.0002	OTC Markets Group Inc.
June 30, 2025	$0.0002	$0.0002	OTC Markets Group Inc.
March 31, 2025	$0.0002	$0.0002	OTC Markets Group Inc.
December 31, 2024	$0.0003	$0.0003	OTC Markets Group Inc.
September 30, 2024	$0.0003	$0.0003	OTC Markets Group Inc.
June 30, 2024	$0.0020	$0.0002	OTC Markets Group Inc.
March 31, 2024	$0.0001	$0.0001	OTC Markets Group Inc.
December 31, 2023	$0.0003	$0.0001	OTC Markets Group Inc.
September 30, 2023	$0.0017	$0.0020	OTC Markets Group Inc.
June 30, 2023	$0.0042	$0.0012	OTC Markets Group Inc.
March 31, 2023	$0.0174	$0.0016	OTC Markets Group Inc.
December 31, 2022	$0.0310	$0.0030	OTC Markets Group Inc.
September 30, 2022	$0.1100	$0.0000	OTC Markets Group Inc.
June 30, 2022	$0.2180	$0.0670	OTC Markets Group Inc.
March 31, 2022	$0.2500	$0.0500	OTC Markets Group Inc.

(b) Holders of Record

We have approximately 52 holders of record of our Common Stock as of December 31, 2025, according to a shareholders list provided by Madison’s transfer agent as of that date. The number of registered shareholders does not include any estimate by us of the number of beneficial owners of Common Stock held in street name. The transfer agent for our Common Stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119 and its telephone number is (800) 785-7782.

(c) Dividends

We have declared no dividends on our Common Stock, and we are not subject to any restrictions that limit our ability to pay dividends on our shares of Common Stock. Dividends are declared at the sole discretion of our Board of Directors and we do not plan to pay dividends in the future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, we have not adopted an equity compensation plan. In January 2026, we adopted the Madison Technologies Inc. 2026 Omnibus Equity Incentive Plan (the “Incentive Plan”) and reserved 168,000,000 shares of our Common Stock for the Incentive Plan.

(e) Recent Sales of Unregistered Securities

On December 30, 2025, we issued 75,000,000 shares of unregistered Common Stock in satisfaction of a conversion notice submitted by a lender for partial repayment of our debt.

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

On January 31, 2026, Vincent DeVito was appointed to our board of directors.

RESULTS OF OPERATIONS

Our consolidated financial statements have been prepared on a going concern basis and, accordingly, do not include any adjustments relating to the recoverability and realization of assets or the classification of liabilities that might be necessary should we be unable to continue in operation.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital through the issuance of equity or debt securities, continued financial support from our largest shareholder, the execution of potential strategic initiatives, including amalgamation or similar transactions currently being pursued by management, and the continued implementation of our business plan. However, we may not be successful in securing such financing on a timely basis or on favorable terms, if at all.

We expect to raise additional capital through, among other means, the issuance of equity or debt securities and the continued execution of our business plan.

Years Ended December 31, 2025 and December 31, 2024

General and administrative expenses

General and administrative expenses increased to $188,298 for the year ended December 31, 2025, from $54,063 for the year ended December 31, 2024. The increase was primarily because of insurance expense for coverage added in November 2024.

Professional Fees

Professional fees increased to $311,360 for the year ended December 31, 2025, from $248,101 for the year ended December 31, 2024. The increase was primarily because of the professional fees necessary to prepare and audit our financial statements, file our 2024 Annual Report on Form 10-K, our 2025 Quarterly Reports on Form 10-Q.

Amortization expense and interest expense

Total amortization expense and interest expense decreased to $2,480,965 for the year ended December 31, 2025, from $2,498,385 for the year ended December 31, 2024. Amortization expense is derived from discounts recognized when we issued debt and then amortized the discount over the terms of the debt. Most of our debt matured in 2023 and the discounts were fully amortized in 2023. In 2024, we amortized all the remaining debt discounts and recognized $130,226 in amortization expense.

Net Loss

Net loss increased to $2,980,623 for the year ended December 31, 2025, from $2,800,549 for the year ended December 31, 2024. The increase was primarily the result of increases in general and administrative expenses and professional fees. The net loss from operations per basic and diluted share was $0.0019 and $0.0017, respectively, with basic and diluted weighted averages shares outstanding of 1,603,506,202 for the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at December 31, 2025 and 2024, we had $Nil in cash and a working capital deficit of $23,310,668 and $20,386,294, respectively. The increase in the working capital deficit primarily resulted from the additional accruals of interest on our debt and loans from our principal shareholder, the Investors.

We will require additional capital to meet our long- and short-term operating requirements. For the year ended December 31, 2025, our principal source of liquidity was our cash that we obtained from funds provided by the Investors. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Operating Activities

We used $330,965 in cash from operating activities for the year ended December 31 2025, compared to cash used of $394,617 from operating activities during the year ended December 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $330,965 during the year ended December 31, 2025, compared to $394,617 of cash provided by financing activities during the year ended December 31, 2024.

Purchase of Significant Equipment

As of December 31, 2025, we had no intention to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at December 31, 2025.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis and, accordingly, do not include any adjustments relating to the recoverability and realization of assets or the classification of liabilities that might be necessary should we be unable to continue in operation.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital through the issuance of equity or debt securities, continued financial support from our largest shareholder, the execution of potential strategic initiatives, including amalgamation or similar transactions currently being pursued by management, and the continued implementation of our business plan. However, we may not be successful in securing such financing on a timely basis or on favorable terms, if at all.

We expect to raise additional capital through, among other means, the issuance of equity or debt securities and the continued execution of our business plan.

Transactions with Related Parties

As at December 31, 2025 and 2024, respectively, $725,582 and $394,617 were due our principal shareholder. These amounts were received to support the Company’s working capital requirement, and it is unsecured, non-interest bearing and payable on demand.

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

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Madison Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Technologies Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, mezzanine equity and stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2024 Richmond Hill, Canada April __, 2026	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

Item 1: Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Prepaid insurance and other expenses	$130,568	$130,568
Total Assets	$130,568	$130,568

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$3,898,315	$2,772,924
Loan from a principal shareholder (Note 8)	725,582	394,617
Promissory notes (Note 5)	1,064,834	1,064,834
Convertible notes (Note 6)	2,545,500	2,545,500
Interest payable on senior secured notes (Note 7)	7,866,912	6,398,894
Senior secured notes (Note 7)	7,340,093	7,340,093
Total liabilities	23,441,236	20,516,862

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, No shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, No issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated,0 Nil issued and outstanding, December 31, 2025 and 2024, respectively; (Note 9)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 Nil issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 Nil issued and outstanding, December 31, 2025 and 2024, respectively (Note 9);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,678,095,243 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	1,678,095	1,603,095
Additional Paid in Capital (Note 9)	9,648,639	9,667,389
Accumulated deficit	(34,638,750)	(31,658,127)
Total stockholders’ deficiency	(23,310,668)	(20,386,294)
Total liabilities, mezzanine equity and stockholders’ deficiency	$130,568	$130,568

See the accompanying notes to the consolidated financial statements

MADISON TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS of Operations

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Revenues	$—	$—
Operating Expenses
General and administrative	188,298	54,063
Professional fees	311,360	248,101

Total operating expenses	499,658	302,164

Loss before other expense	(499,658)	(302,164)

Other income (expense)
Amortized expense (Notes 5, 6 and 7)	—	(130,226)
Interest expense (Notes 5, 6 and 7)	(2,480,965)	(2,368,159)
Total non-operating expense	(2,480,965)	(2,498,385)

Loss before income taxes	(2,980,623)	(2,800,549)
Income tax expense	—	—
Net loss	$(2,980,623)	$(2,800,549)

Loss per share, basic and diluted	$(0.0019)	$(0.0017)

Weighted average basic and diluted shares outstanding	1,603,506,202	1,603,095,243

See the accompanying notes to the consolidated financial statements

MADISON TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(31,658,127)	(20,386,295)
Conversion option exercised for interest accrued (Note 5)	—	—	75,000,000	75,000	—	—	(18,750)	—	56,250
Net loss for the period	—	—	—	—	—	—	—	(2,980,623)	(2,980,623)
Balance, December 31, 2025	—	—	1,678,095,243	1,678,095	1,347,495	1,348	9,648,639	(34,638,750)	(23,310,668)
Balance, December 31, 2023	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(28,857,578)	(17,585,746)
Net loss for the period	—	—	—	—	—	—	—	(2,800,549)	(2,800,549)
Balance, December 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(31,658,127)	(20,386,295)

See the accompanying notes to the consolidated financial statements

MADISON TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the	For the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net loss for the period	$(2,980,623)	$(2,800,549)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized expenses (Notes 5, 6 and 7)	—	130,226
Changes in non-cash working capital items:
Prepaid expenses	—	(130,568)
Accounts payable and accrued liabilities	1,181,640	934,233
Interest payable on senior secured notes	1,468,018	1,472,040
Net cash used in operating activities	(330,965)	(394,617)
Cash flows from investing activities	—	—
Cash flows from financing activities:
Loan from a principal shareholder	330,965	394,617
Net cash provided by financing activities	330,965	394,617
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	$—	$—

SUPPLEMENTAL DISCLOSURE
Interest paid	$—	$—
Taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of Common Stock to pay interest	$56,250	$—

See the accompanying notes to the consolidated financial statements

MADISON TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Note 2 Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, we generated no revenues from operations, incurred a net loss of $2,980,623 (December 31, 2024 - $2,800,549 and had a working capital deficit of $23,310,668 (December 31, 2024 - $20,386,294) and an accumulated deficit of $34,638,750 (December 31, 2024 - $31,658,127). It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of these consolidated financial statements. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt, ongoing support from the Company’s largest shareholder, potential amalgamation or similar strategies that management is working on and to further implement our business plan. However, the Company may not be able to secure such financing in a timely manner or on favourable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The accompanying consolidated financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

Note 3 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The accompanying consolidated financial statements are expressed in United States dollars (“USD”) have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries, Blockchain.tv, Inc. All the intercompany balances and transactions have been eliminated in the consolidation.

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

Consolidation

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiary, Blockchain.tv, Inc., which is dormant has not had operations since its inception. The functional and reporting currency of the Company and its subsidiaries are U.S. Dollar.

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

Basic loss per share of common stock is computed by dividing net loss $2,980,623 [2024 - $2,800,549] by the weighted average number of shares of common stock 1,603,506,202 [2024 - 1,603,095,243], outstanding during the respective twelve-month periods.

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

Recently Issued Accounting Pronouncements

Accounting guidance recently adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company adopted quarterly requirements of this guidance beginning in the first quarter of 2025 and the adoption has no material impact on the consolidated financial statements.

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

Note 4 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2025, and 2024 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	December 31, 2025	December 31, 2024
Accounts payable	$645,386	$484,193
Accrued expenses	272,422	264,922
Accrued interest	2,980,507	2,023,809

Total	$3,898,315	$2,772,924

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

For the year ended December 31, 2025 and 2024, the Company recorded interest expense of $135,002 and $135,372, respectively, in the consolidated statements of operations. As of December 31, 2025 and 2024, $500,000 in principal was outstanding.

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

For the year ended December 31, 2025 and 2024, the Company recorded interest expense of $41,246 and $41,358, respectively, in the consolidated statements of operations.

As of December 31, 2025 and 2024, $165,000 in principal was outstanding.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $37,500 and $37,603, respectively, in the condensed consolidated interim statements of operations.

As of December 31, 2025 and 2024, $150,000 in principal was outstanding.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $24,999 and $25,067, respectively, in the consolidated statements of operations. As of December 31, 2025 and 2024, $125,000 in principal was outstanding.

Promissory notes issued during year ended December 31, 2023

In February 2023, the Company issued a promissory note $44,950 to a third party that is non-interest bearing, unsecured and repayable on demand.

On February 3, 2023, the Company entered into a securities purchase agreement with a lender pursuant to which the Company borrowed $88,760 and issued a promissory note that accrues interest a 12% per annum and is repayable in 10 monthly instalments starting March 15, 2023. As of December 31, 2023, the outstanding balance was $79,884, which was in default for failure to make required payments. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 22% and is convertible into the Company’s Common Stock at a conversion price equal to 75% multiplied by the lowest trading price for the Common Stock during the ten trading days prior to the conversion date. The lender may not hold more than 4.99% of the Company’s outstanding Common Stock.

On December 30, 2025, the note holder exercised their conversion rights over the accrued interest of $56,250 into 75,000,000 shares based on a par value of $0.001; the difference of $18,750 was debited to additional paid in capital.

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $27,160 and $27,235, respectively, in the consolidated statements of operations. As of December 31, 2025 and 2024, $79,884 in principal was outstanding.

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

Our convertible notes payable, all of which are liabilities as of December 31, 2025 and 2024, are as follows:

	December 31, 2025	December 31, 2024

Series 1	$1,050,000	$1,050,000

Series 2	470,000	470,000

Series 3	208,000	208,000

Series 4	220,000	220,000

Series 5	542,500	542,500

Series 6	55,000	55,000
Principal outstanding total	2,545,500	2,545,500
Less discount	—	—

Principal outstanding, net	$2,545,500	$2,545,500

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $171,006 and $171,476 respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $18,000 and $18,049 respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $67,501 and $67,686 respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $37,397 and $36,837, respectively, in the consolidated statements of operations.

Series 2-5

On January 10, 2023, the Company issued a convertible note with a principal amount and cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024. The note is in default.

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $37,397 and $36,837, respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $30,978 and $31,062 in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $45,717 and $45,841 in the consolidated statements of operations.

Series 4

Convertible notes issued during year ended December 31, 2022

Series 4-1

On May 5, 2022, the Company issued a secured convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The secured convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023. The note is subordinated to the Investor’s Senior Secured Notes, but shall have priority in right of payment over, all of the Company’s non-senior indebtedness outstanding as of May 5, 2022 such in the event of any default, all sums payable for this secured note are subordinated in right of payment to the Investor’s Senior Secured Notes, but shall first be paid in full before any payment is made upon any other non-senior indebtedness. The secured convertible notes is secured by a subordinated blanket lien on the Company’s assets.

In connection with the issuance of the secured convertible note, the Company also issued common share purchase warrants (the “Warrants”) that entitle the holder to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.02 per share at any time until May 5, 2029.

The fair values of the warrants of $54,495 were separated from the convertible note and accounted for as a reduction of the carrying amount of the secured convertible note with an increase to additional paid-in capital.

The issuance of the convertible note resulted in an original issuance discount of $10,000, calculated as the difference between the principal amount and the cash proceeds. The total of the original issuance discount and the allocated fair value of the warrants were amortized to consolidated statements of operations over the term of the convertible note using the effective interest method.

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $37,397 and $37,500 in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $37,397 and $37,500 in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $28,056 and $28,134 in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $36,571 and $36,672 in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $29,697 and $29,778 in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $74,801 and $73,680 in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $6,804 and $6,823, respectively, in the consolidated statements of operations.

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

For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $6,601 and $6,619 in the consolidated statements of operations.

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

Total
$
Face value of senior secured notes issued	16,500,000
Debt discount	(4,996,758)
Day 1 value of senior secured notes issued	11,503,242

Amortization expenses	1,262,697
Balance at December 31, 2021	12,765,939

Amortization expenses	1,631,127
Balance at December 31, 2022	14,397,066

Partial settlement of principal	(9,159,907)
Amortization expenses	1,987,011
Balance at December 31, 2023	7,224,170

Amortization expenses	115,923
Balance at December 31, 2024	7,340,093

Amortization expenses	—
Balance at December 31, 2025	7,340,093

The Company recorded interest expenses of $1,468,018 and $1,472,040 for the years ended December 31, 2025 and 2024, respectively.

The interest payable on senior secured notes as on December 31, 2025 and 2024 amounts to $7,866,912 and $6,398,894 respectively.

Note 8 Related Party

As at December 31, 2025 and 2024, respectively, $725,582 and $394,617 were due to principal shareholder. These amounts were received to support the Company’s working capital requirement, and it is unsecured, non-interest bearing and payable on demand.

Note 9 Stockholders’ Deficiency

Preferred Stock

As of December 31, 2025 and 2024, the Company is authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,460,905 remain available for designation and issuance.

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

In the event of a liquidation, dissolution, or winding up of the Company, or a Sale (defined as a sale of the majority of assets or certain mergers/consolidations), holders of Series A Preferred Stock are entitled to receive, prior to any distribution to junior securities, an amount equal to the Stated Value plus all accrued and unpaid dividends. If the Company’s assets are insufficient to pay this full amount, the remaining assets will be distributed proportionally among the Series A Preferred stockholders. The Company will provide at least 45 days’ written notice of any such Liquidation. The number of Series A Preferred Stock issued and outstanding as of December 31, 2025 and 2024 was Nil.

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

The number of Series B Preferred Stock issued and outstanding as of December 31, 2025 and 2024 was 100.

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

The Company did not issue Series C Preferred Stock. As at December 31, 2025 and 2024, no shares of Series C Preferred Stock are outstanding.

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

During the year ended December 31, 2021, 75,000 shares of the Company’s Series D Preferred Stock were converted into 75,000,000 shares of its Common Stock. As of December 31, 2025 and 2024, 155,000 shares of Series D Preferred Stock remain unconverted and outstanding.

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

The Series E Preferred Stockholders is entitled to receive dividends when declared by the Board. The Board did not declare dividends since issuance of Series E Preferred Shares.

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

The Series E-1 Preferred Stockholders is entitled to receive dividends when declared by the Board. The Board did not declare dividends since issuance of the Series E-1 Preferred Shares.

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

On October 11, 2021, 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $386,221 value as was assigned to the 1,000 shares of Series E Preferred Stock. Upon the exchange of the Series E Preferred Stock for Series E-1 Preferred Stock, the Company derecognized the related derivative liabilities during year ended December 31, 2021. As at December 31, 2025 and 2024, no shares of Series E Preferred Stock are outstanding. As of December 31, 2025 and 2024, 1,152,000 shares of Series E-1 Preferred Stock are outstanding.

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

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of December 31, 2025 and 2024, Nil shares of Series F Preferred Stock were issued and outstanding

Series G Preferred Stock

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

The Company accounted for its Series G Preferred Stock as permanent equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The embedded conversion feature of the preferred stock was evaluated under ASC 815, Derivatives and Hedging, and was separated from the host instrument. The original embedded conversion feature was recognized as a derivative liability, with changes in its fair value recorded in the consolidated statements of operations at each reporting period end. Upon the issuance of the Series G Preferred Stock, the Company recognized derivative liabilities of $354,000. Subsequent to the issuance date, the Company evaluated an amendment to the conversion rate and determined that the amended conversion feature did not result in the recognition of a new derivative liability or a significant modification requiring remeasurement under ASC 815. Upon conversion to common stock, the abovementioned derivative liabilities were derecognized during the year ended December 31, 2021; no shares of Series G Preferred Stock were outstanding as at December 31, 2025 and 2024.

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

At December 31, 2025 and 2024, 39,895 shares of Series H Preferred Stock remain outstanding.

Common Stock

On December 30, 2025, the Company issued 75,000,000 shares of Common Stock for repayment of $56,250 owed to the lender. No other issuances of Common Stock occurred in the years ended December 31, 2025 and 2024.

On August 14, 2021, the shareholders approved an increase in the authorized number of shares of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of December 31, 2025 and 2024, there were 1,678,095,243 shares were outstanding, respectively.

Warrants

We issued warrants issued as loan incentives and valued the warrants on their respective grant dates using the Black-Scholes option pricing model. Warrant values per share ranged from $0.023 to $0.002. For the year ended December 31, 2025, a summary of our warrant activity is as follows:

Summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at January 1, 2025	243,323,017	$0.021	2.05	$1,963,079

Expired	—	—	—	—
Outstanding and exercisable at December 31, 2025	243,323,017	$0.021	1.30	$1,963,079

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

The Company does not have an employment agreement with the Chief Executive Officer.

Note 11 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss as follows:

	December 31,	December 31,
	2025	2024
Net loss for the year	$(2,980,623)	$(2,800,549)
Statutory and effective tax rates	21.0%	21.0%
Income taxes expenses (recovery) at the effective rate	$(625,931)	$(588,115)
Effect of change in tax rates	—	—
Permanent differences	—	—
Valuation allowance	625,931	588,115
Income tax expense and income tax liability	$—	$—

As at December 31, 2025 and 2024 the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

	December 31,	December 31,
	2025	2024
Cumulative net losses carried forward	$34,638,750	$31,658,127

Deferred tax assets	$7,274,138	$6,648,207
Valuation allowance	(7,274,138)	(6,648,207)
Deferred taxes recognized	$—	$—

The Company has cumulative net losses of $34,638,750 since inception and has not previously filed U.S. corporate income tax returns. Based on the available evidence, including the Company’s history of losses, management has concluded that it is more likely than not that deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded.

Note 12 Subsequent Events

The Company has evaluated subsequent events through April 14, 2026, the date the financial statements were available to be issued.

Subsequent to December 31, 2025, the Company received $220,872 in additional funding from its principal shareholder, Arena. These funds were provided to support the Company’s ongoing operations and working capital requirements.

Management believes that this continued financial support from Arena demonstrates the shareholder’s commitment and provides the Company with sufficient liquidity to continue operations for the foreseeable future.

On January 31, 2026, the Company adopted the 2026 Omnibus Equity Incentive Plan (the “Plan”) and reserved 168,000,000 shares of Common Stock for Plan use.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the sole member of our Board of Directors and our Chief Executive Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Mr. Amon, currently the Chairman of the Board of Directors, holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been duly elected and qualified, or (iii) his resignation.

As of the date of this Annual Report, Madison’s management team consists solely of Mr. Amon, who serves as the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director. Mr. Amon was appointed to such positions in connection with the Change of Control on November 6, 2023.

On January 31, 2026, the Company appointed Vincent DeVito as a member of the Board of Directors.

Mr. Amon, age 78, is a corporate and M&A specialist with over 40 years’ experience representing small and medium sized companies and investment funds. Over the past five years, Mr. Amon has operated a law practice, the Law Office of Thomas Amon, until June 1, 2023 when he began working at Praetor Legal Services. From July 2020 until July 31, 2023, Mr. Amon served on the board of Everything Blockchain, Inc. For the past 15 years, Mr. Amon has also served as President of Spoleto Corporation. Mr. Amon also serves as a board member of a number of charitable institutions located in New York City and New England. Mr. Amon is a securities lawyer by trade and is licensed to practice in the State of New York. He graduated from Harvard College received his J.D. from the University of Virginia School of Law. The Company believes that Mr. Amon’s legal expertise in corporate and mergers and acquisitions matters for small and medium sized public and private companies and his role as a licensed practicing lawyer provide him with the requisite qualifications and skills to serve as a member of the Board of Directors.

Mr. DeVito, age 55, is the Global Head of Asset Management at Arena Investors, bringing more than 25 years of experience spanning origination, underwriting, portfolio management, and valuation across a wide variety of investments, including corporate private investments, structured finance transactions, natural resources, corporate securities, real estate, and secondaries and liquidity solutions. Prior to joining Arena, Mr. DeVito served as Director of Credit, Lending, and Portfolio Management at a distressed-focused asset manager, where he was responsible for debt and equity control investments primarily via bankruptcy processes. Before that, he served as a Managing Director and was the founder of a liquid and illiquid par and distressed leveraged loan and high yield bond business within a large public bank holding company. Earlier in his career, Mr. DeVito held various positions in the financial services division of a public industrial conglomerate, where he was responsible for originating, assessing, and managing par and distressed liquid and illiquid investments and private equity transactions. He also previously worked in the mergers and acquisitions group at a multinational entertainment company and began his career as a Senior Auditor at a Big 4 accounting firm. Mr. DeVito currently serves on multiple boards across a diverse range of portfolio companies. In these roles, he provides strategic guidance on matters including corporate governance, capital structure, operational performance, and value creation, drawing on his deep expertise in credit, restructuring, and private investment to support management teams and drive outcomes for stakeholders. Mr. DeVito holds a BS in Accounting and an MBA in Finance from Fordham University and is a Certified Public Accountant.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires directors, executive officers and 10% or greater shareholders of us to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership of our equity securities (Form 4 and Form 5) and to provide copies of all such Forms as filed to us. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for the year ended December 31, 2025 were complied with by each person who at any time during the year ended December 31, 2025 was a director or an executive officer of the Company, or held more than 10% of our Common Stock.

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

As of December 31, 2025, we did not have a written audit committee charter or similar document.

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

Item 11. Executive Compensation.

Madison has paid the following compensation to its named executive officers during its fiscal years ended December 31, 2025 and 2024.

summary compensation table

(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) Non- Equity Incentive Plan ($)	(h) Non-qualified Deferred Compensation Earnings ($)	(i) All other compensation ($)	(j) Total ($)

Vincent DeVito, Director	2025	nil	nil	nil	nil	nil	nil	nil	nil
	2024	nil	nil	nil	nil	nil	nil	nil	nil

Thomas Amon, Chief Executive Officer, Chief Financial Officer and Director	2025	nil	nil	nil	nil	nil	nil	nil	nil
	2024	nil	nil	nil	nil	nil	nil	nil	nil

We have structured our compensation with the following objectives in mind:

●	offer competitive compensation to attract and retain highly qualified leaders to guide and govern;

●	recognize the substantial investment of time and expertise necessary for the employees to discharge their duties; and

●	ensure that compensation is easy to understand and is regarded positively by our shareholders and employees.

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

Director Compensation for Fiscal Year Ended 2025

During the year ended December 31, 2025, our non-employee director, Thomas Amon, was not paid any compensation in connection with his services to the Board of Directors. For compensation paid to our other director during the year ended December 31, 2025, see the Summary Compensation table in this Item 11 above.

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

The following table sets forth, as of April 14, 2026, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock within sixty (60) days of April 14, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock, Series B Preferred Stock and Series E-1 Preferred Stock held by each holder or group of holders named above, any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock that such holder or holders have the right to acquire within sixty (60) days of April 14, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The inclusion herein of any shares of Common Stock, Series B Preferred Stock or Series E-1 Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o Madison Technologies Inc., 2500 Westchester Avenue, Suite 401, Purchase, New York 10577.

Shares Beneficially Owned
	Common Stock			Series B Preferred Stock		Series E-1 Preferred Stock		% Total Voting
Name of Beneficial Owner	Shares		%(1)	Shares	%(2)	Shares	%(3)	Power(4)
5% Stockholders:
Arena Investors, LP (5)	2,347,661,906	(3)	61.8%	100	100%	1,152,500	100%	90.2%
Directors and Executive Officers:
Thomas Amon, Chief Executive Officer, Chief Financial Officer and Sole Director	—		—	—	—	—	—
Vincent DeVito, Director	—		—	—	—	—	—	—
Directors and Executive Officers as a Group (4 persons)			*	—		—	—	*

*	Less than 1%

(1) Based on 1,678,095,243 shares of Common Stock issued and outstanding as of April 14, 2026.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

Since the beginning of the year ended December 31, 2024, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year-end for the last three completed fiscal years.

(c) Director independence

Mr. Amon is the a member of our Board of Directors. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board of Directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the rules of The Nasdaq Stock Market LLC. In summary, an “independent director” means a person other than an executive officer or employee of Madison or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from us in excess of $200,000 during any period of twelve consecutive months with the three past fiscal years. The ownership of our stock will not preclude a director from being independent.

In applying this definition, our Board of Directors has determined that Mr. Amon does not qualify as an “independent director” pursuant to such Rule 4200(a)(15).

As of the date of this Annual Report, we did not maintain a separately designated audit, compensation or nominating committee. We intend to adopt this definition of independence for the members of our audit committee once formed.

[Vincent DeVito inserted here]

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

December 31, 2025 - $65,000 – SRCO

December 31, 2024 - $65,000 – SRCO

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

December 31, 2025 and December 31, 2024 - $Nil – SRCO

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

December 31, 2025 and December 31, 2024 - $Nil – SRCO

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) of this Item 14 was:

December 31, 2025 and December 31, 2024 - $Nil – SRCO

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

Madison Technologies Inc.

Date: April 14, 2026	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Madison Technologies Inc. and in the capacities and on the dates indicated.

Date: April 14, 2026	By:	/s/ Thomas Amon
Name: Thomas Amon
Title: Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

Date: April 14, 2026	By:	/s/ Vincent DeVito
Name: Vincent DeVito
Title: Director