Form 10-K/A
period 2025-12-31
Madison Technologies Inc.
filed 2026-04-17
CIK 1318268

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Madison Technologies Inc. (the “Company”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. This Amendment No. 1 to the Original Form 10-K (this “Amendment”) is being filed solely to correct a clerical error in the date and signature of the "Report of Independent Registered Public Accounting Firm" in Part II, Item 8.

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

Since October 2023, and as a result of the Change of Control, we have had minimal operations and nominal assets consisting almost entirely of cash. However, in December 2023, we held discussions with the head of content production of BCTV regarding initial plans to continue the Company’s business plans described above as intended prior to the Change of Control. However, we cannot make any guarantee as of the date of the filing of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 (this “Annual Report”) as to the timing and success of these plans, business relationships or reaching any self-imposed expectations, or that we will ultimately continue the Company’s business as so described. See “Cautionary Note Regarding Future Looking Statements”.

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

Cautionary Note Regarding Forward Looking Statements

The information in this Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including statements regarding Madison’s capital needs, future cash flows, financial results, business strategy, business plans and objectives, current and future operations, intentions, expectations any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “likely”. “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “forecast”, “seek”, “target”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Madison’s files with the U.S. Securities and Exchange Commission (“SEC”).

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

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Madison Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Technologies Inc. and its subsidiary (collectively referred to as the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, mezzanine equity and stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ SRCO Professional Corporation

SRCO Professional Corporation

We have served as the Company’s auditor since 2024 Richmond Hill, Canada April 14, 2026	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

Item 1: Financial Statements.

MADISON TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Prepaid insurance and other expenses	$130,568	$130,568
Total Assets	$130,568	$130,568

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$3,898,315	$2,772,924
Loan from a principal shareholder (Note 8)	725,582	394,617
Promissory notes (Note 5)	1,064,834	1,064,834
Convertible notes (Note 6)	2,545,500	2,545,500
Interest payable on senior secured notes (Note 7)	7,866,912	6,398,894
Senior secured notes (Note 7)	7,340,093	7,340,093
Total liabilities	23,441,236	20,516,862

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, No shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, No issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated,0 Nil issued and outstanding, December 31, 2025 and 2024, respectively; (Note 9)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, 0 Nil issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, 0 Nil issued and outstanding, December 31, 2025 and 2024, respectively (Note 9);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,678,095,243 and 1,603,095,243 shares issued and outstanding, December 31, 2025 and 2024, respectively (Note 9)	1,678,095	1,603,095
Additional Paid in Capital (Note 9)	9,648,639	9,667,389
Accumulated deficit	(34,638,750)	(31,658,127)
Total stockholders’ deficiency	(23,310,668)	(20,386,295)
Total liabilities, mezzanine equity and stockholders’ deficiency	$130,568	$130,568

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

Item 16. Form 10-K/A Summary

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