Form 10-Q
period 2026-03-31
Madison Technologies Inc.
filed 2026-05-18
CIK 1318268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, 1,761,428,576 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2026

Item 1: Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS AT MARCH 31, 2026 (Unaudited) AND DECEMBER 31, 2025 (Audited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Prepaid expense	$90,921	$130,568
Total Assets	$90,921	$130,568

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$3,979,715	$3,898,315
Loan from a principal shareholder (Note 8)	923,014	725,582
Promissory notes (Note 5)	1,064,834	1,064,834
Convertible notes (Note 6)	2,525,500	2,545,500
Interest payable on senior secured notes (Note 7)	8,228,889	7,866,912
Senior secured notes (Note 7)	7,340,093	7,340,093
Total liabilities	24,062,044	23,441,236

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, No shares issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, No issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, Nil issued and outstanding, March 31, 2026 and December 31, 2025, respectively; (Note 9)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, Nil issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, Nil issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,678,095,243 shares issued and outstanding, March 31, 2026 and December 31, 2025, respectively (Note 9)	1,678,095	1,678,095
Additional Paid in Capital (Note 9)	9,648,639	9,648,639
Accumulated deficit	(35,299,205)	(34,638,750)
Total stockholders’ deficiency	(23,971,123)	(23,310,668)
Total liabilities, mezzanine equity and stockholders’ deficiency	$90,921	$130,568

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Revenues	$—	$—
Operating Expenses
General and administrative	39,646	60,976
Professional fees	46,707	56,904

Total operating expenses	86,353	117,880

Loss before other expense	(86,353)	(117,880)

Other expense
Interest expense (Notes 5, 6 and 7)	(574,102)	(591,597)
Total other expense	(574,102)	(591,597)

Loss before income taxes	(660,455)	(709,477)
Income tax expense	—	—
Net loss	$(660,455)	$(709,477)

Loss per share, basic and diluted	$(0.0004)	$(0.0004)
Weighted average basic and diluted shares outstanding	1,678,095,243	1,603,095,243

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY FOR THE THREE ENDED MARCH 31, 2026 AND 2025 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2025	—	—	1,678,095,243	1,678,095	1,347,495	1,348	9,648,639	(34,638,750)	(23,310,668)
Net loss for the period	—	—	—	—	—	—	—	(660,455)	(660,455)
Balance, March 31, 2026	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(35,299,205)	(23,971,123)

Balance, December 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(31,658,127)	(20,386,295)
Net loss for the period	—	—	—	—	—	—	—	(709,477)	(709,477)
Balance, March 31, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(32,367,604)	(21,095,772)

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the	For the
	Three Month Ended	Three Month Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net loss for the period	$(660,455)	$(709,477)
Changes in non-cash working capital items:
Prepaid expenses	39,646	39,647
Accounts payable and accrued liabilities	61,400	217,160
Interest payable on senior secured notes	361,977	361,977
Net cash used in operating activities	(197,432)	(90,693)
Cash flows from investing activities	—	—
Cash flows from financing activities:
Loan from a principal shareholder	197,432	90,693
Net cash provided by financing activities	197,432	90,693

Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	$—	$—

SUPPLEMENTAL DISCLOSURE
Interest paid	$—	$—
Taxes paid	$—	$—

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES, INC.

 NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Note 2 Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the period ended March 31, 2026, we generated no revenues from operations, incurred a net loss of $660,455 (March 31, 2025 - $709,477) and had a working capital deficit of $23,971,123 (December 31, 2025 - $23,310,668) and an accumulated deficit of $35,299,205 (December 31, 2025 - $34,638,750). It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of these consolidated financial statements. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt, ongoing support from the Company’s largest shareholder, potential amalgamation or similar strategies that management is working on and to further implement our business plan. However, the Company may not be able to secure such financing in a timely manner or on favourable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

Note 3 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024 and their accompanying notes.

The accompanying unaudited condensed consolidated interim financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Company’s fiscal year-end is December 31.

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

Basic loss per share of common stock is computed by dividing net loss $660,455 [2025 - $709,477] from continuing operation by the weighted average number of shares of common stock 1,678,095,243 [2025 - 1,603,095,243], outstanding during the period.

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

Note 4 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	March 31, 2026	December 31, 2025
Accounts payable	$519,661	$645,386
Accrued expenses	267,422	272,422
Accrued interest	3,192,632	2,980,507

Total	$3,979,715	$3,898,315

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $33,288 and $33,288, respectively, in the condensed consolidated interim statements of operations. As of March 31, 2026 and December 31, 2025, $500,000 in principal was outstanding.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $10,171 and $10,171, respectively, in the condensed consolidated interim statements of operations.

As of March 31, 2026 and December 31, 2025, $165,000 in principal was outstanding.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $9,247 and $9,247, respectively, in the condensed consolidated interim statements of operations.

As of March 31, 2026 and December 31, 2025, $150,000 in principal was outstanding.

(c)	On April 27, 2022, the Company issued a promissory note with a principal amount of $125,000 for cash proceeds of $112,500. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 20%. The promissory note matured on December 31, 2022.

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $6,164 and $6,164, respectively, in the condensed consolidated interim statements of operations. As of March 31, 2026 and December 31, 2025, $125,000 in principal was outstanding.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $6,697 and $6,697, respectively, in the condensed consolidated interim statements of operations.

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

Our convertible notes payable, all of which are liabilities as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025

Series 1	$1,050,000	$1,050,000

Series 2	470,000	470,000

Series 3	208,000	208,000

Series 4	220,000	220,000

Series 5	522,500	542,500

Series 6	55,000	55,000
Principal outstanding total	2,525,500	2,545,500
Less discount	—	—

Principal outstanding, net	$2,525,500	$2,545,500

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $42,166 and $42,166 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $4,439 and $4,439 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $16,644 and $16,644 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $9,221 and $9,221, respectively, in the condensed consolidated interim statements of operations.

Series 2-5

On January 10, 2023, the Company issued a convertible note with a principal amount and cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024. The note is in default.

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $9,221 and $9,221, respectively, in the condensed consolidated interim statements of operations.

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

 For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $7,639 and $7,639 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $11,274 and $11,274 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $9,221 and $9,221 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $9,221 and $9,221 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $6,917 and $6,917 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $9,017 and $9,017 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $7,323 and $7,323 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $18,444 and $18,444 in the condensed consolidated interim statements of operations.

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

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $1,628 and $1,628 in the consolidated statements of operations.

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

Warrants

The Warrants entitle the Investors to purchase shares of the Company’s common stock. The exercise price may be paid on a cashless basis. On September 24, 2021, the exercise price of the Warrants was amended to $0.025.

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

The issuance of the Notes resulted in an original issuance discount of $1,500,000. Additionally, the fair value of the Preferred Series F Shares issued in connection with the Notes issuance and the derivative liabilities recognized were $32,229 and $3,464,529 respectively. These amounts totalling $4,996,758 was recorded as a discount to the face value of the Notes. The discount was amortized to consolidated statements of operations over the term of the notes using the effective interest method.

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

The Company recorded interest expenses of $361,977 and $361,977 for the three months ended March 31, 2026 and 2025, respectively.

The interest payable on senior secured notes as on March 31, 2026 and December 31, 2025 amounts to $8,228,889 and $7,866,912, respectively.

Note 8 Related Party

As at March 31, 2026 and December 31, 2025, respectively, $923,014 and $725,582 was due to principal shareholder. This amounts were received to support the Company’s working capital requirement, and it is unsecured, non-interest bearing and payable on demand.

Note 9 Stockholders’ Deficiency

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company is authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,460,905 remain available for designation and issuance.

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

In the event of a liquidation, dissolution, or winding up of the Company, or a Sale (defined as a sale of the majority of assets or certain mergers/consolidations), holders of Series A Preferred Stock are entitled to receive, prior to any distribution to junior securities, an amount equal to the Stated Value plus all accrued and unpaid dividends. If the Company’s assets are insufficient to pay this full amount, the remaining assets will be distributed proportionally among the Series A Preferred stockholders. The Company will provide at least 45 days’ written notice of any such Liquidation. The number of Series A Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025 was Nil.

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

The number of Series B Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025 was 100.

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

The Company did not issue Series C Preferred Stock. As at March 31, 2026 and December 31, 2025, no shares of Series C Preferred Stock are outstanding.

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

During the year ended December 31, 2021, 75,000 shares of the Company’s Series D Preferred Stock were converted into 75,000,000 shares of its Common Stock. As of March 31, 2026 and December 31, 2025, 155,000 shares of Series D Preferred Stock remain unconverted and outstanding.

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

On October 11, 2021, 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $386,221 value as was assigned to the 1,000 shares of Series E Preferred Stock. Upon the exchange of the Series E Preferred Stock for Series E-1 Preferred Stock, the Company derecognized the related derivative liabilities during year ended December 31, 2021. As at March 31, 2026 and December 31, 2025, no shares of Series E Preferred Stock are outstanding. As of March 31, 2026 and December 31, 2025, 1,152,000 shares of Series E-1 Preferred Stock are outstanding.

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

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of March 31, 2026 and December 31, 2025, Nil shares of Series F Preferred Stock were issued and outstanding

Series G Preferred Stock

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

At March 31, 2026 and December 31, 2025, 39,895 shares of Series H Preferred Stock remain outstanding.

Common Stock

No issuances of Common Stock occurred in the three months ended March 31, 2026. On December 30, 2025, the Company issued 75,000,000 shares of Common Stock for repayment of $56,250 owed to the lender. No other issuances of Common Stock occurred in the years ended December 31, 2025.

On January 31, 2026, the Company adopted the 2026 Omnibus Equity Incentive Plan (the “Plan”) and reserved 168,000,000 shares of Common Stock for Plan use.

On August 14, 2021, our shareholders approved an increase in the authorized number of shares of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of March 31, 2026 and December 31, 2025, there were 1,678,095,243 shares outstanding, respectively.

Warrants

We issued warrants issued as loan incentives and valued the warrants on their respective grant dates using the Black-Scholes option pricing model. Warrant values per share ranged from $0.023 to $0.002. For the three months ended March 31, 2026, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at January 1, 2026	243,323,017	$0.021	1.30	$1,963,079

Expired	—	—	—	—
Outstanding and exercisable at March 31, 2026	243,323,017	$0.021	0.80	$1,963,079

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

Note 11 Subsequent Events

The Company has evaluated subsequent events through May 15, 2026, the date the financial statements were available to be issued.

On May 5, 2026, the Company issued 83,333,333 shares of unregistered Common Stock in satisfaction of a conversion notice submitted by a lender for partial repayment of our debt.

Subsequent to March 31, 2025, the Company received $258,918 in additional funding from its principal shareholder, Arena. These funds were provided to support the Company’s ongoing operations and working capital requirements.

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

RECENT DEVELOPMENTS

On January 31, 2026, Vincent DeVito was appointed to our board of directors.

Three Months Ended March 31, 2026 and 2025

General and administrative expenses

General and administrative expenses decreased to $39,646 for the three months ended March 31, 2026, from $60,976 for the three months ended March 31, 2025. The decrease was primarily because of the expenses incurred in the prior year’ quarter for processing multiple SEC filings.

Professional Fees

Professional fees decreased to $46,707 for the three months ended March 31, 2026, from $56,904 for the three months ended March 31, 2025. The decrease was primarily because of the non-recurring expenses incurred in the quarter ended March 31, 2025 for services of an independent firm to perform valuations of the Company’s debt and equity instruments to support accounting for the instruments in the Company’s financial statements.

Interest expense

Interest expense decreased to $574,102 for the three months ended March 31, 2026, from $591,597 for the three months ended March 31, 2025.

Net Loss

Net loss decreased to $660,455 for the three months ended March 31, 2026, from $709,477 for the three months ended March 31, 2025. The decrease was primarily the result of decreases in general and administrative expense, professional fees and interest expense. The net loss per basic and diluted share was $0.0004 and $0.0004, respectively, with basic and diluted weighted averages shares outstanding of 1,678,095,243 and 1,603,095,243 for the respective periods.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2026, we had $Nil in cash and a $23,971,123 working capital deficit, compared to cash of $Nil and working capital deficit of $23,310,668 as at December 31, 2025. The increase in the working capital deficit primarily resulted from the accrual of interest on our debt.

We will require additional capital to meet our long- and short-term operating requirements. For the three months ended March 31, 2026, our principal source of liquidity was our cash that we obtained from funds provided by the Investors. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Operating Activities

We used $197,432 in cash from operating activities for the three months ended March 31, 2026, compared to cash used of $90,693 from operating activities during the three months ended March 31, 2025. The increase in net cash used in operating activities resulted from increasing payments to vendors to reduce amounts the Company owed.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $197,342 during the three months ended March 31, 2026, compared to $90,693 of cash provided by financing activities during the three months ended March 31, 2025. The increase in net cash provided by financing activities resulted from borrowing funds from our primary shareholder to make payments to vendors that reduced amounts the Company owed.

No cash was used in investing activities during the three months ended March 31, 2026 and 2025.

Going Concern

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis and, accordingly, do not include any adjustments relating to the recoverability and realization of assets or the classification of liabilities that might be necessary should we be unable to continue in operation.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and no outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified and communicated to management in connection with the preparation and audit of our financial statements as of December 31, 2025.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of March 31, 2026, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

On May 5, 2026, the Company issued 83,333,333 shares of unregistered Common Stock in satisfaction of a conversion notice submitted by a lender for partial repayment of our debt.

Item 3. Defaults Upon Senior Securities.

On February 17, 2021, the Company entered into a securities purchase agreement with funds affiliated with Arena Investors, LP (the “Investors”) pursuant to which it issued two convertible notes having an aggregate principal amount of $16,500,000 for an aggregate purchase price of $15,000,000 (collectively, the “Notes”). The Notes are secured by a blanket lien on all of the Company’s assets and the shares of the Company’s Common Stock and Preferred Stock (the “Pledged Assets”). On February 1, 2023, pursuant to an agreement with the lender of the Company’s senior secured notes, Sovryn was sold to the lender. The net assets of Sovryn at the time of disposition totalled $9,159,907, which was used to partially settle the principal balance of the senior secured notes, which totalled $16,500,000. The transaction was accounted for as a non-cash settlement. The remaining principal balance of $7,340,093 and accrued interest are in default.

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

May 18, 2026