Form 10-Q
period 2026-06-30
Madison Technologies Inc.
filed 2026-08-19
CIK 1318268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51302

MADISON TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-2151785
(State of Incorporation)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 59th floor, New York, New York	10174
(Address of principal executive offices)	(Zip Code)

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

As of August 19, 2026, 1,761,428,576 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED June 30, 2026

Item 1: Financial Statements.

MADISON TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS AT JUNE 30, 2026 (Unaudited)
AND DECEMBER 31, 2025 (Audited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Prepaid expense	$51,275	$130,568
Total Assets	$51,275	$130,568

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 4)	$4,089,865	$3,898,315
Loan from a principal shareholder (Note 8)	1,008,244	725,582
Promissory notes (Note 5)	1,064,834	1,064,834
Convertible notes (Note 6)	2,525,500	2,545,500
Interest payable on senior secured notes (Note 7)	8,594,888	7,866,912
Senior secured notes (Note 7)	7,340,093	7,340,093
Total liabilities	24,623,424	23,441,236

MEZZANINE EQUITY
Preferred Stock – Series A, 50,000,000 shares authorized, $0.001 par value per share, stated value $100 per share, 100,000 shares designated, No shares issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	—	—
Preferred Stock - Series C, $0.001 par value; stated value $100 per share, 10,000 shares designated, No issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	—	—
Total Mezzanine Equity	—	—

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - Series B, $0.001 par value; 100 shares designated, 100 shares issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	—	—
Preferred Stock - Series D, $0.001 par value; convertible, stated value $3.32 per share, 230,000 shares designated, 155,000 shares issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	155	155
Preferred Stock- Series E, $0.001 par value; convertible, stated value $1,000 per share, 1,000 shares designated, Nil issued and outstanding, June 30, 2065 and December 31, 2025, respectively; (Note 9)	—	—
Preferred Stock - Series E-1, $0.001 par value; convertible, stated value $0.87 per share, 1,152,500 shares designated, 1,152,500 shares issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	1,153	1,153
Preferred Stock - Series F, $0.001 par value; convertible, stated value $1 per share, 1,000 shares designated, Nil issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	—	—
Preferred Stock - Series G, $0.001 par value; convertible, stated value $1,000 per share, 4,600 shares designated, Nil issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9);	—	—
Preferred Stock – Series H, $0.001 par value; convertible, stated value $1 per share, 39,895 shares designated, 39,895 issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	40	40
Common Stock - $0.001 par value; 6,000,000,000 shares authorized, 1,761,428,576 and 1,678,095,243 shares issued and outstanding, June 30, 2026 and December 31, 2025, respectively (Note 9)	1,761,429	1,678,095
Additional Paid in Capital (Note 9)	9,577,806	9,648,639
Accumulated deficit	(35,912,731)	(34,638,750)
Total stockholders’ deficiency	(24,572,149)	(23,310,668)
Total liabilities, mezzanine equity and stockholders’ deficiency	$51,275	$130,568

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE AND
SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative	48,321	40,046	87,968	101,022
Professional fees	35,957	80,270	82,664	137,174
Total operating expenses	84,278	120,316	170,631	238,196
Loss before other expense	(84,278)	(120,316)	(170,631)	(238,196)

Other expenses
Interest expense (Notes 5, 6 and 7)	(529,248)	(598,166)	(1,103,350)	(1,189,763)
Total other expense	(529,248)	(598,166)	(1,103,350)	(1,189,763)

Loss before income taxes	(613,526)	(718,482)	(1,273,981)	(1,427,959)
Income tax expense	—	—	—	—

Net loss	$(613,526)	$(718,482)	(1,273,981)	(1,427,959)

Loss per share, basic and diluted	$(0.0004)	$(0.0004)	(0.0007)	(0.0009)

Weighted average basic and diluted shares outstanding	1,731,208,796	1,603,095,243	1,704,798,742	1,603,095,243

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIENCY FOR THE THREE AND SIX ENDED JUNE 30, 2026 AND 2025
(Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	Mezzanine Equity		Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
	#	$	#	$	#	$	$	$	$
Balance, December 31, 2025	—	—	1,678,095,243	1,678,095	1,347,495	1,348	9,648,639	(34,638,750)	(23,310,668)
Conversion option exercised for interest accrued (Note 5)	—	—	83,333,333	83,333	—	—	(70,833)	—	12,500
Net loss for the period	—	—	—	—	—	—	—	(1,273,981)	(1,273,981)
Balance, June 30, 2026	—	—	1,761,428,576	1,761,428	1,347,495	1,348	9,577,806	(35,912,731)	(24,572,149)

Balance, April 1, 2026	—	—	1,678,095,243	1,678,095	1,347,495	1,348	9,648,639	(35,299,205)	(23,971,123)
Conversion option exercised for interest accrued (Note 5)	—	—	83,333,333	83,333	—	—	(70,833)	—	12,500
Net loss for the period	—	—	—	—	—	—	—	(613,526)	(613,526)
Balance, June 30, 2026	—	—	1,761,428,576	1,761,428	1,347,495	1,348	9,577,806	(35,912,731)	(24,572,149)

Balance, December 31, 2024	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(31,658,127)	(20,386,295)
Net loss for the period	—	—	—	—	—	—	—	(1,427,959)	(1,427,959)
Balance, June 30, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(33,086,086)	(21,814,254)

Balance, April 1, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(32,367,604)	(21,095,771)
Net loss for the period	—	—	—	—	—	—	—	(718,482)	(718,482)
Balance, June 30, 2025	—	—	1,603,095,243	1,603,095	1,347,495	1,348	9,667,389	(33,086,086)	(21,814,254)

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES INC.

 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

(Currency expressed in United States Dollars (“US$ or $”), except for number of shares)

	For the	For the
	Six Month Ended	Six Month Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net loss for the period	$(1,273,981)	$(1,427,959)
Adjustments to reconcile net loss to cash used in operating activities:
Amortized expenses (Notes 5, 6 and 7)	—	—
Changes in non-cash working capital items:
Prepaid expenses	79,293	79,293
Accounts payable and accrued liabilities	184,051	492,001
Interest payable on senior secured notes	727,976	727,976
Net cash used in operating activities	(282,662)	(128,690)
Cash flows from investing activities	—	—
Cash flows from financing activities:
Loan from a principal shareholder	282,662	128,690
Net cash provided by financing activities	282,662	128,690
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	$—	$—

SUPPLEMENTAL DISCLOSURE
Interest paid	$—	$—
Taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of Common Stock to pay interest	$12,500	$—

See the accompanying notes to the unaudited condensed consolidated interim financial statements

MADISON TECHNOLOGIES, INC.

 NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

Note 1 Nature of Operations

Madison Technologies Inc. (the “Company”) was incorporated on June 15, 1998 in the State of Nevada, and our shares of Common Stock are quoted on the Experts Market tier of the over-the-counter market operated by OTC Markets, Inc.

Note 2 Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. For the period ended June 30, 2026, we generated no revenues from operations, incurred a net loss of $1,273,981 (June 30, 2025 - $1,427,959) and had a working capital deficit of $24,572,149 (December 31, 2025 - $23,310,668) and an accumulated deficit of $35,912,731 (December 31, 2025 - $34,638,750). It is management’s opinion that these matters raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of these consolidated financial statements. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital as needed from the sales of stock or debt, ongoing support from the Company’s largest shareholder, potential amalgamation or similar strategies that management is working on and to further implement our business plan. However, the Company may not be able to secure such financing in a timely manner or on favourable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might be required should we be unable to continue as a going concern.

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

Basic loss per share of common stock is computed by dividing net loss $1,273,981 [2025 - $1,427,959] from continuing operation by the weighted average number of shares of common stock 1,704,798,742 [2025 - 1,603,095,243], outstanding during the respective six-month periods.

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

Note 4 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025 are summarized below:

Schedule of Accounts Payable and Accrued Liabilities

	June 30, 2026	December 31, 2025
Accounts payable	$481,562	$645,386
Accrued expenses	264,922	272,422
Accrued interest	3,343,381	2,980,507

Total	$4,089,865	$3,898,315

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $18,698 and $33,658, respectively, in the condensed consolidated interim statements of operations. As of June 30, 2026 and December 31, 2025, $500,000 in principal was outstanding.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $561 and $10,283, respectively, in the condensed consolidated interim statements of operations.

As of June 30, 2026 and December 31, 2025, $165,000 in principal was outstanding.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $561 and $9,349, respectively, in the condensed consolidated interim statements of operations.

As of June 30, 2026 and December 31, 2025, $150,000 in principal was outstanding.

(c)	On April 27, 2022, the Company issued a promissory note with a principal amount of $125,000 for cash proceeds of $112,500. Upon the occurrence of an event of default, the promissory note accrued default interest at an annual rate of 20%. The promissory note matured on December 31, 2022.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $6,233 and $6,233, respectively, in the condensed consolidated interim statements of operations. As of June 30, 2026 and December 31, 2025, $125,000 in principal was outstanding.

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

On May 4, 2026, the note holder exercised their conversion rights over the accrued interest of $12,500 into 83,333,333 shares based on a par value of $0.001; the difference of $70,833 was debited to additional paid in capital.

On December 30, 2025, the note holder exercised their conversion rights over the accrued interest of $56,250 into 75,000,000 shares based on a par value of $0.001; the difference of $18,750 was debited to additional paid in capital.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $4,381 and $6,771, respectively, in the condensed consolidated interim statements of operations.

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

Our convertible notes payable, all of which are liabilities as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025

Series 1	$1,050,000	$1,050,000

Series 2	470,000	470,000

Series 3	208,000	208,000

Series 4	220,000	220,000

Series 5	522,500	542,500

Series 6	55,000	55,000
Principal outstanding total	2,525,500	2,545,500
Less discount	—	—

Principal outstanding, net	$2,525,500	$2,545,500

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $28,422 and $42,634 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $2,991 and $4,487 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $9,349 and $16,829 respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $9,051 and $9,324, respectively, in the condensed consolidated interim statements of operations.

Series 2-5

On January 10, 2023, the Company issued a convertible note with a principal amount and cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024. The note is in default.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $6,033 and $9,324, respectively, in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $5,800 and $7,723 in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $11,312 and $11,397 in the condensed consolidated interim statements of operations.

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

 For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $9,051 and $9,324 in the condensed consolidated interim statements of operations.

Series 4-2

On June 24, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $9,051 and $9,324 in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $6,789 and $6,995 in the condensed consolidated interim statements of operations.

Series 5-2

On May 5, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $100,000. The convertible note accrued interest at an annual rate of 11%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on May 5, 2023.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $9,051 and $9,118 in the condensed consolidated interim statements of operations.

Series 5-3

On October 14, 2022, the Company issued a convertible note with a principal amount of $110,000 for cash proceeds of $110,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on February 23, 2023.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $6,170 and $7,404 in the condensed consolidated interim statements of operations.

Series 5-4

On December 15, 2022, the Company issued a convertible note with a principal amount of $220,000 for cash proceeds of $200,000. The convertible note accrued interest at an annual rate of 12%. Upon the occurrence of an event of default, the convertible note accrued default interest at an annual rate of 22%. The convertible note matured on January 10, 2024.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $18,100 and $18,649 in the condensed consolidated interim statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense of $1,645 and $1,645 in the consolidated statements of operations.

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

The Company recorded interest expenses of $365,999 and $365,999 for the three months ended June 30, 2026 and 2025, respectively.

The interest payable on senior secured notes as on June 30, 2026 and December 31, 2025 amounts to $8,594,888 and $7,866,912 respectively.

Note 8 Related Party

As at June 30, 2026 and December 31, 2025, respectively, $1,008,244 and $725,582 were due to principal shareholder. These amounts were received to support the Company’s working capital requirement, and it is unsecured, non-interest bearing and payable on demand.

Note 9 Stockholders’ Deficiency

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company is authorized to issue 50,000,000 shares of preferred stock, with designations, voting, and other rights and preferences to be determined by our Board of Directors, of which 48,460,905 remain available for designation and issuance.

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

In the event of a liquidation, dissolution, or winding up of the Company, or a Sale (defined as a sale of the majority of assets or certain mergers/consolidations), holders of Series A Preferred Stock are entitled to receive, prior to any distribution to junior securities, an amount equal to the Stated Value plus all accrued and unpaid dividends. If the Company’s assets are insufficient to pay this full amount, the remaining assets will be distributed proportionally among the Series A Preferred stockholders. The Company will provide at least 45 days’ written notice of any such Liquidation. The number of Series A Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025 was Nil.

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

The number of Series B Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025 was 100.

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

The Company did not issue Series C Preferred Stock. As at June 30, 2026 and December 31, 2025, no shares of Series C Preferred Stock are outstanding.

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

During the year ended December 31, 2021, 75,000 shares of the Company’s Series D Preferred Stock were converted into 75,000,000 shares of its Common Stock. As of June 30, 2026 and December 31, 2025, 155,000 shares of Series D Preferred Stock remain unconverted and outstanding.

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

On September 16, 2021, the Company filed a certificate of designations of Series E-1 Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State designating 1,152,500 shares of the Company’s shares of Preferred Stock as Series E-1 Convertible Preferred Stock and setting forth the voting and other powers, preferences and relative, participating, optional or other rights of the Preferred Shares. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value of $0.87 per share.

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

On October 11, 2021, 1,000 shares of Series E Preferred Stock were exchanged for 1,152,500 Series E-1 Preferred shares and 1,091,388,889 shares of Common Stock. We valued the exchange at the same $386,221 value as was assigned to the 1,000 shares of Series E Preferred Stock. Upon the exchange of the Series E Preferred Stock for Series E-1 Preferred Stock, the Company derecognized the related derivative liabilities during year ended December 31, 2021. As at June 30, 2026 and December 31, 2025, no shares of Series E Preferred Stock are outstanding. As of June 30, 2026 and December 31, 2025, 1,152,000 shares of Series E-1 Preferred Stock are outstanding.

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

On October 11, 2021, the 1,000 shares of Series F Preferred Stock were converted into 192,073,017 shares of Common Stock. As of June 30, 2026 and December 31, 2025, Nil shares of Series F Preferred Stock were issued and outstanding

Series G Preferred Stock

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

At June 30, 2026 and December 31, 2025, 39,895 shares of Series H Preferred Stock remain outstanding.

Common Stock

On May 4, 2026, the Company issued 83,333,333 shares of unregistered Common Stock for repayment of $56,250 owed to a lender. On December 30, 2025, the Company issued 75,000,000 shares of Common Stock for repayment of $56,250 owed to a lender. No other issuances of Common Stock occurred in the year ended December 31, 2025.

On January 31, 2026, the Company adopted the 2026 Omnibus Equity Incentive Plan (the “Plan”) and reserved 168,000,000 shares of Common Stock for Plan use.

On August 14, 2021, our shareholders approved an increase in the authorized number of shares of Common Stock to 6,000,000,000, from 500,000,000, which became effective the same day. As of June 30, 2026 and December 31, 2025, there were 1,761,428,576 and 1,603,095,243 shares outstanding, respectively.

Warrants

We issued warrants issued as loan incentives and valued the warrants on their respective grant dates using the Black-Scholes option pricing model. Warrant values per share ranged from $0.023 to $0.002. For the six months ended June 30, 2025, a summary of our warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Grant- Date Fair Value
Outstanding and exercisable at January 1, 2026	243,323,017	$0.021	1.30	$1,963,079

Expired	(192,073,017)	—	—	—
Outstanding and exercisable at June 30, 2026	51,250,000	$0.024	3.09	$61,274

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

Our principal executive office, at which minimal operations are conducted and which we do not own or lease, is located at 405 Lexington Avenue, 59th floor, New York, New York.

We do not have an employment agreement with our Chief Executive Officer.

Note 11 Subsequent Events

The Company has evaluated subsequent events through August 13, 2026, the date the financial statements were available to be issued.

In August 2026, we relocated our principal executive office, at which minimal operations are conducted and which we do not own or lease, to 405 Lexington Avenue, 59th floor, New York, New York.

Management believes that the continued financial support from Arena demonstrates the shareholder’s commitment and provides the Company with sufficient liquidity to continue operations for the foreseeable future.

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

In August 2026, we relocated our principal executive office, at which minimal operations are conducted and which we do not own or lease, to 405 Lexington Avenue, 59th floor, New York, New York.

Three and Six Months Ended June 30, 2026 and 2025

General and administrative expenses

General and administrative expenses increased to $48,321 for the three months ended June 30, 2026, from $40,046 for the three months ended June 30, 2025. General and administrative expenses decreased to $87,968 for the six months ended June 30, 2026, from $101,022 for the six months ended June 30, 2025. The decrease was primarily because of the expenses incurred in the prior year’s six-month period for processing multiple SEC filings.

Professional Fees

Professional fees decreased to $35,957 for the three months ended June 30, 2026, from $80,270 for the three months ended June 30, 2025. Professional fees decreased to $82,664 for the six months ended June 30, 2026, from $137,174 for the six months ended June 30, 2025. The decrease was primarily because of the expenses incurred in the prior year’s six-month period for processing multiple SEC filings.

Interest expense

Interest expense decreased to $529,248 for the three months ended June 30, 2026, from $598,166 for the three months ended June 30, 2025.

Interest expense decreased to $1,103,350 for the six months ended June 30, 2026, from $1,189,763 for the six months ended June 30, 2025.

Net Loss

Net loss decreased to $613,526 for the three months ended June 30, 2026, from $718,482 for the three months ended June 30, 2025. Net loss decreased to $1,273,981 for the six months ended June 30, 2026, from $1,427,959 for the six months ended June 30, 2025. The decrease was primarily the result of decreases in general and administrative expense, professional fees and interest expense. The net loss per basic and diluted share was $0.0004 and $0.0007 for the three-month periods ended June 30, 2026 and 2025, respectively and $0.0007 and $0.0009 for the six-month periods ended June 30, 2026 and 2025, respectively. Basic and diluted weighted averages shares outstanding were 1,731,208,796 and 1,704,798,742 for the three and six month periods ended June 30, 2026 compared to 1,603,095,243 for the respective 2025 periods.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2026, we had $Nil in cash and a $24,572,149 working capital deficit, compared to cash of $Nil and working capital deficit of $23,310,668 as at December 31, 2025. The increase in the working capital deficit primarily resulted from the accrual of interest on our debt.

We will require additional capital to meet our long- and short-term operating requirements. For the six months ended June 30, 2026, our principal source of liquidity was our cash that we obtained from funds provided by the Investors. Our principal use of cash was to fund operations. We expect that the principal uses of cash in the future will be for continuing operations associated with rolling out our business plan and repayment of notes payable that are not converted into our Common Stock or renegotiated.

Net Cash Used in Operating Activities

We used $282,662 in cash from continuing operating activities for the six months ended June 30, 2026, compared to cash used of $128,690 from continuing operating activities during the six months ended June 30, 2025. The increase in cash used in operating activities in 2026 resulted from payments to vendors that reduced our accounts payable balance.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $282,662 during the six months ended June 30, 2026, compared to $128,690 of cash provided by financing activities during the six months ended June 30, 2025. The increase in cash provided by financing activities in 2026 resulted from borrowings from Arena to make payments to vendors that reduced our accounts payable balance.

No cash was used in investing activities during the six months ended June 30, 2026 and 2025.

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

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of June 30, 2026, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

August 19, 2026